Form 10-Q
period 1995-03-26
APPLEBEES INTERNATIONAL INC
filed 1995-05-01
CIK 853665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 1995

                                       OR

[   ]     TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number:    000-17962


                         Applebee's International, Inc.
             (Exact name of registrant as specified in its charter)

         Delaware                                      43-1461763
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

          4551 W. 107th Street, Suite 100, Overland Park, Kansas 66207
             (Address of principal executive offices and zip code)

                                 (913) 967-4000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [ ]

The number of shares of the registrant's common stock outstanding as of April 24, 1995 was 28,177,121.

                         APPLEBEE'S INTERNATIONAL, INC.
                                   FORM 10-Q
                      FISCAL QUARTER ENDED MARCH 26, 1995
                                     INDEX


                                                                                                               Page

PART I              FINANCIAL INFORMATION

Item 1.             Consolidated Financial Statements:

                    Consolidated Balance Sheets as of March 26, 1995
                       and December 25, 1994................................................................      3

                    Consolidated Statements of Earnings for the 13 Weeks
                       Ended March 26, 1995 and March 27, 1994..............................................      4

                    Consolidated Statement of Stockholders' Equity for the
                       13 Weeks Ended March 26, 1995........................................................      5

                    Consolidated Statements of Cash Flows for the 13 Weeks
                       Ended March 26, 1995 and March 27, 1994..............................................      6

                    Notes to Consolidated Financial Statements..............................................      8

Item 2.             Management's Discussion and Analysis of
                       Financial Condition and Results of Operations........................................     11


PART II             OTHER INFORMATION

Item 6.             Exhibits and Reports on Form 8-K........................................................     18


Signatures .................................................................................................     19

Exhibit Index...............................................................................................     20


                APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                (dollars in thousands, except per share amounts)


                                                                                      March 26,        December 25,
                                                                                        1995               1994
                                     ASSETS

Current assets:
   Cash and cash equivalents...................................................     $   12,922       $     9,634
   Short-term investments, at market value (amortized cost of $8,942 in 1995
      and $9,046 in 1994)......................................................          8,990             8,893
   Receivables (less allowance for bad debts of $801 in 1995 and $740 in 1994).          7,096             7,396
   Inventories.................................................................          6,348             5,159
   Prepaid and other current assets............................................          2,055             2,694
      Total current assets.....................................................         37,411            33,776
Property and equipment, net....................................................        120,168           114,729
Goodwill, net..................................................................         20,811            21,113
Franchise interest and rights, net.............................................          6,237             6,401
Other assets...................................................................          3,370             3,802
                                                                                    $  187,997       $   179,821


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of notes payable............................................     $    3,208       $     3,505
   Current portion of obligations under noncompetition and consulting agreement            220               220
   Accounts payable............................................................         12,539            10,750
   Accrued expenses and other current liabilities..............................         15,053            16,713
   Accrued dividends...........................................................             --             1,269
   Accrued income taxes........................................................          4,163             1,169
      Total current liabilities................................................         35,183            33,626
Non-current liabilities:
   Notes payable - less current portion........................................         34,303            34,312
   Franchise deposits..........................................................          1,417             1,355
   Obligations under noncompetition and consulting agreement - less current portion        440               660
   Deferred income taxes.......................................................             62               522
      Total non-current liabilities............................................         36,222            36,849
      Total liabilities........................................................         71,405            70,475
Minority interest in joint venture.............................................            604               558
Commitments and contingencies (Notes 3 and 4)
Stockholders' equity:
   Preferred stock - par value $0.01 per share:  authorized - 1,000,000 shares;
      no shares issued.........................................................             --                --
   Common stock - par value $0.01 per share:  authorized - 125,000,000 shares;
      issued - 28,435,693 shares in 1995 and 28,295,479 shares in 1994.........            284               283
   Additional paid-in capital..................................................         81,571            78,675
   Retained earnings...........................................................         34,952            30,775
   Unrealized gain (loss) on short-term investments, net of income taxes.......             30               (96)
                                                                                       116,837           109,637
   Treasury stock - 281,772 shares in 1995 and 1994, at cost...................           (849)             (849)
      Total stockholders' equity...............................................        115,988           108,788
                                                                                    $  187,997       $   179,821

                See notes to consolidated financial statements.

                APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)
                    (in thousands, except per share amounts)


                                                                       13 Weeks Ended
                                                                 March 26,         March 27,
                                                                   1995              1994
Revenues:
   Company restaurant sales................................       $66,021           $49,847
   Franchise income........................................         9,418             6,658
      Total operating revenues.............................        75,439            56,505
Cost of Company restaurant sales:
   Food and beverage.......................................        18,908            14,821
   Labor...................................................        21,068            16,237
   Direct and occupancy....................................        15,378            12,319
   Pre-opening expense.....................................           633               136
      Total cost of Company restaurant sales...............        55,987            43,513
General and administrative expenses........................         8,909             6,874
Merger costs...............................................         1,770              --
Amortization of intangible assets..........................           515               547
Loss on disposition of equipment...........................            26                50
Operating earnings.........................................         8,232             5,521
Other income (expense):
   Investment income.......................................           237               306
   Interest expense........................................          (614)             (299)
   Other income............................................            82                60
      Total other income (expense).........................          (295)               67
Earnings before income taxes...............................         7,937             5,588
Income taxes...............................................         3,611             1,904
Net earnings...............................................         4,326             3,684
Pro forma provision for income taxes.......................            73               283
Pro forma net earnings.....................................      $  4,253          $  3,401

Pro forma net earnings per common share....................     $    0.15         $    0.12

Weighted average shares outstanding........................        28,078            27,910


                      See notes to consolidated financial statements.

                APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)
                             (dollars in thousands)


                                                                                       Unrealized
                                                                                          Gain
                                                             Additional                (Loss) on                 Total
                                         Common Stock          Paid-In     Retained    Short-Term  Treasury  Stockholders'
                                       Shares      Amount      Capital     Earnings    Investments  Stock       Equity

Balance, December 25, 1994........   28,295,479    $  283     $ 78,675    $ 30,775     $  (96)     $ (849)     $108,788

   Pro forma provision for
     income taxes.................        --        --            --            73       --          --              73
   Reclassification of net income
     of IRC partnerships..........        --        --             149        (149)      --          --            --
   Stock options exercised:
     Company......................      140,214         1        1,085        --         --          --           1,086
     IRC..........................        --        --           1,333        --         --          --           1,333
   Income tax benefit upon exercise
     of stock options.............        --        --             329        --         --          --             329
   Unrealized gain on short-term
     investments, net of income
     taxes........................        --        --            --          --          126        --             126
   Pro forma net earnings.........        --        --            --         4,253       --          --           4,253

Balance, March 26, 1995...........   28,435,693    $  284     $ 81,571    $ 34,952     $   30      $ (849)     $115,988


                See notes to consolidated financial statements.


                APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (dollars in thousands)


                                                                         13 Weeks Ended
                                                                   March 26,         March 27,
                                                                     1995              1994
CASH FLOWS FROM OPERATING ACTIVITIES:
   Pro forma net earnings...................................     $   4,253         $   3,401
   Adjustments to reconcile pro forma net earnings to net
      cash provided by operating activities:
      Depreciation and amortization.........................         2,580             1,896
      Amortization of intangible assets.....................           515               547
      (Gain) loss on sale of investments....................             4              (101)
      Deferred income tax benefit...........................          (573)             (182)
      Loss on disposition of equipment......................            26                50
      Pro forma provision for income taxes..................            73               283
   Changes in assets and liabilities:
      Receivables...........................................           300                17
      Inventories...........................................        (1,189)           (1,075)
      Prepaid and other current assets......................           669               (63)
      Accounts payable......................................         1,789             1,617
      Accrued expenses and other current liabilities........        (1,660)             (609)
      Accrued income taxes..................................         2,994              (190)
      Franchise deposits....................................            62                (8)
      Other.................................................           385              (251)
      NET CASH PROVIDED BY
         OPERATING ACTIVITIES...............................        10,228             5,332
CASH FLOWS FROM INVESTING ACTIVITIES:
   Maturities and sales of short-term investments...........           100             1,761
   Purchases of property and equipment......................        (8,039)           (8,030)
      NET CASH USED BY INVESTING ACTIVITIES.................        (7,939)           (6,269)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid...........................................        (1,269)             (879)
   Cash distributions.......................................           --              (684)
   Issuance of common stock upon exercise of stock options..         2,419               118
   Income tax benefit upon exercise of stock options........           329               116
   Proceeds from issuance of notes payable..................         2,816               320
   Payments on notes payable................................        (3,122)           (1,874)
   Payments under noncompetition and consulting agreement...          (220)             (244)
   Minority interest in net earnings of joint venture.......            46                12
      NET CASH PROVIDED (USED) BY
         FINANCING ACTIVITIES...............................           999            (3,115)
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS.........................................         3,288            (4,052)
CASH AND CASH EQUIVALENTS, beginning of period..............         9,634             8,054
CASH AND CASH EQUIVALENTS, end of period....................     $  12,922         $   4,002


                See notes to consolidated financial statements.

                APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                  (Unaudited)
                             (dollars in thousands)



                                                                            13 Weeks Ended
                                                                      March 26,        March 27,
                                                                        1995             1994
SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:
   Cash paid during the 13 week period for:
      Income taxes..........................................        $      885       $    2,295
      Interest..............................................        $      563       $      470


DISCLOSURE OF ACCOUNTING POLICY:

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.


                See notes to consolidated financial statements.

                APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.    Basis of Presentation

The consolidated financial statements of Applebee's International, Inc. and subsidiaries (the "Company") included in this Form 10-Q have been prepared without audit (except that the balance sheet information as of December 25, 1994 has been derived from consolidated financial statements which were audited) in accordance with the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 1994.

The Company believes that all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Beginning in fiscal 1995, the cost of meals provided to employees and other complimentary meals have been classified as labor costs and direct and occupancy costs, respectively. Previously, the retail price of such meals was reflected in Company restaurant sales with corresponding amounts reflected as labor costs or direct and occupancy costs. The consolidated financial statements for the 13 weeks ended March 27, 1994 have been reclassified to conform to the presentation for the 13 weeks ended March 26, 1995, the effects of which were not material.

2.    Acquisitions

IRC Merger:  On March 23,  1995,  the  Company  acquired  Innovative  Restaurant
Concepts, Inc. and its affiliates ("IRC"), referred to herein as the "IRC Merger". As a result of the IRC Merger, IRC became a wholly-owned subsidiary of the Company. A total of approximately 2,630,000 shares of the Company's newly-issued common stock were issued to the shareholders and limited partners of IRC, including IRC shares issued in 1995 upon the exercise of IRC stock options prior to the IRC Merger. IRC employees exchanged pre-existing stock options for options to purchase approximately 147,000 shares of the Company's common stock. Of such shares and options, 7.5% were placed in escrow to address potential adjustments during the escrow period that will end December 23, 1995. In addition, AII assumed approximately $13,700,000 of IRC indebtedness, of which $1,270,000 was repaid at closing. At the time of the IRC Merger, IRC operated 17 restaurants, 13 of which are Rio Bravo Cantinas, a Mexican restaurant concept, and four other specialty restaurants.

The IRC Merger was accounted for as a pooling of interests and accordingly, the accompanying consolidated financial statements have been restated to include the accounts and operations of the merged entities for all periods presented. All share amounts have been restated to reflect the total number of shares issued to IRC for all periods presented. Separate results of the two entities were as follows (amounts in thousands):


                                                          Pro Forma        Pro Forma
                               Company         IRC       Adjustments       Combined

13 Weeks Ended
March 26, 1995
   Net sales..........       $  52,199    $   13,822     $      --       $   66,021
   Net earnings.......       $   5,519    $      577     $  (1,843)      $    4,253
13 Weeks Ended
March 27, 1994
   Net sales..........       $  37,640    $   12,207     $      --       $   49,847
   Net earnings.......       $   2,916    $      580     $     (95)      $    3,401


Adjustments have been made to eliminate the impact of intercompany balances and to record provisions for pro forma income taxes for certain affiliates of IRC. Merger costs of $1,770,000 relating to the IRC merger have been expensed in the first quarter of 1995. Merger costs include investment banking fees, legal and accounting fees, and other merger related expenses. The impact of these costs on pro forma net earnings per common share was approximately $0.06 in the first quarter of 1995.

Other restaurant acquisitions: On April 3, 1995, the Company acquired the operations of five franchise restaurants and the related furniture and fixtures, certain land and leasehold improvements. The total purchase price was approximately $9,500,000, of which $9,250,000 was paid in cash at the time of closing and the remaining $250,000 was placed in escrow to address potential adjustments. The acquisition will be accounted for as a purchase, and accordingly, the purchase price will be allocated to the fair value of net assets acquired and the results of operations of such restaurants will be reflected in the 1995 financial statements subsequent to the date of acquisition.

3.    Commitments and Contingencies

Litigation: The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that the outcome of these actions will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Franchise financing: The Company entered into an agreement in 1992 with a financing source to provide up to $75,000,000 of financing to Company franchisees to fund development of new franchise restaurants. Up to $25,000,000 of the $75,000,000 available under the agreement can be used by franchisees for short-term construction financing. The Company has provided a limited guaranty of loans made under the agreement. The Company's recourse obligation of the construction financing portion of the facility is capped at $2,500,000. When the short-term construction loans are converted to long-term loans, the Company's maximum recourse obligation reduces from 10% to 6.7% of the $75,000,000 facility. The Company's recourse obligations reduce beginning in the second year of each long-term loan and thereafter decrease ratably to zero after the seventh year of each loan. At March 26, 1995, approximately $41,433,000 had been funded through this financing source and various loans were in process. The Company has not been apprised of any defaults by franchisees. This agreement expired on December 31, 1994 and was not renewed, although some loan commitments as of the termination date may thereafter be funded.

Severance agreements: The Company has severance and employment agreements with certain officers providing for severance payments to be made in the event the employee resigns or is terminated related to a change in control (as defined in the agreements). If the severance payments had been due as of March 26, 1995, the Company would have been required to make payments aggregating approximately $4,800,000. In addition, the Company has severance and employment agreements with certain officers which contain severance provisions not related to a change in control, and such provisions would have required aggregate payments of approximately $3,100,000 if such officers had been terminated as of March 26, 1995.

4.    Financing

In February 1995, the Company obtained a $20,000,000 unsecured bank revolving credit facility which expires on December 31, 1997. The revolving credit facility bears interest at LIBOR plus 0.60% or the prime rate, at the Company's option, and requires the Company to pay a commitment fee of 0.15% on any unused portion of the facility. As of March 26, 1995, no amounts were outstanding under the facility. The debt agreement contains various covenants and restrictions which, among other things, require the maintenance of a stipulated fixed charge coverage ratio and minimum consolidated net worth, as defined, and also limit additional indebtedness in excess of specified amounts. The debt agreement also restricts the amount of retained earnings available for the payment of cash dividends. The Company is currently in compliance with such covenants.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company's fiscal quarters ended March 26, 1995 and March 27, 1994 each contained 13 weeks, and are referred to hereafter as the "1995 quarter" and the "1994 quarter", respectively.

On March 23, 1995, the Company acquired Innovative Restaurant Concepts, Inc. and its affiliates ("IRC"), referred to herein as the "IRC Merger". As a result of the IRC Merger, IRC became a wholly-owned subsidiary of the Company. The IRC Merger was accounted for as a pooling of interests and accordingly, the accompanying consolidated financial statements have been restated to include the accounts and operations of the merged entities for all periods presented.

The following table sets forth, for the periods indicated, information derived from the Company's consolidated statements of earnings expressed as a percentage of total operating revenues, except where otherwise noted.

                                                                          13 Weeks Ended
                                                                    March 26,         March 27,
                                                                      1995              1994
Revenues:
   Company restaurant sales....................................       87.5%             88.2%
   Franchise income............................................       12.5              11.8
      Total operating revenues.................................      100.0%            100.0%
Cost of sales (as a percentage of Company restaurant sales):
   Food and beverage...........................................       28.6%             29.7%
   Labor.......................................................       31.9              32.6
   Direct and occupancy........................................       23.3              24.7
   Pre-opening expense.........................................        1.0               0.3
      Total cost of sales......................................       84.8%             87.3%
General and administrative expenses............................       11.8%             12.2%
Merger costs...................................................        2.3              --
Amortization of intangible assets..............................        0.7               1.0
Loss on disposition of equipment...............................         --               0.1
Operating earnings.............................................       10.9               9.8
Other income (expense):
   Investment income...........................................        0.3               0.5
   Interest expense............................................       (0.8)             (0.5)
   Other income................................................        0.1               0.1
      Total other income (expense).............................       (0.4)              0.1
Earnings before income taxes...................................       10.5               9.9
Income taxes (including pro forma provision for income taxes)..        4.9               3.9
Pro forma net earnings.........................................        5.6%              6.0%

The following table sets forth certain unaudited financial information and other restaurant data relating to Company and franchise restaurants, as reported to the Company by franchisees.

                                                                  13 Weeks Ended(1)
                                                            March 26,          March 27,
                                                              1995               1994
Number of restaurant openings:
   Applebee's:
      Company owned or operated...................               8                  2
      Franchise...................................              22                 15
      Total system................................              30                 17
   Rio Bravo Cantinas.............................               1                 --
Number of restaurants at the end of period:
   Applebee's:
      Company owned...............................             103                 74
      Company owned or operated(2) ...............             105                 77
      Franchise...................................             430                301
      Total system................................             535                378
   Rio Bravo Cantinas.............................              13                  9
   Specialty restaurants(3).......................               4                  6
Total number of restaurants at the end of period:
   Company owned or operated(2)...................             122                 92
   Franchise......................................             430                301
   Total system...................................             552                393
Weighted average weekly sales per restaurant:
   Applebee's:
      Company owned(4)............................         $40,559            $40,485
      Company owned or operated(2)(4).............         $40,290            $39,745
      Franchise...................................         $41,639            $40,967
      Total system................................         $41,376            $40,717
   Rio Bravo Cantinas.............................         $63,326            $68,358
Comparable restaurant sales - increase (decrease) vs.
   prior year:(5)
   Applebee's:
      Company owned...............................            3.6%               5.7%
      Company owned or operated(2)................            3.7%               5.1%
      Franchise...................................            2.2%               4.1%
      Total system................................            2.6%               4.3%
   Rio Bravo Cantinas.............................            1.1%              14.8%

- --------
(1) Sales data is composed of franchise restaurant sales, as reported by franchisees to the Company, and Company restaurant sales.
(2) Company owned or operated data includes certain Dallas restaurants operated by the Company under a management agreement since July 1990.
(3) Specialty restaurants in the 1994 quarter include two restaurants which were subsequently converted to Rio Bravo Cantinas.
(4) Weighted average weekly sales data for the 1994 quarter has been adjusted to conform to the 1995 presentation which reflects company restaurant sales net of employee meals and other complimentary meals.
(5) When computing "comparable restaurant sales", restaurants open for at least 18 months are compared from period to period.


Company Restaurant Sales. Company restaurant sales increased $16,174,000 (32%) from $49,847,000 in the 1994 quarter to $66,021,000 in the 1995 quarter. The increase resulted primarily from Company restaurant openings and increases in comparable restaurant sales. Sales for the Rio Bravo Cantinas were $7,975,000 and $10,385,000 in the 1994 quarter and the 1995 quarter, respectively, and sales for the other specialty restaurants were $4,232,000 and $3,437,000 in the 1994 quarter and the 1995 quarter, respectively. Sales data for the 1994 quarter has been adjusted to conform to the 1995 presentation which reflects company restaurant sales net of employee meals and other complimentary meals.

Comparable restaurant sales at Company owned Applebee's restaurants increased by 3.6% in the 1995 quarter. When computing "comparable restaurant sales," restaurants open for at least 18 months are compared from period to period. The increase in comparable restaurant sales was due in part to a menu price increase implemented in mid-July 1994 in selected markets for certain menu items. Weighted average weekly sales at Company owned Applebee's restaurants increased slightly from $40,485 in the 1994 quarter to $40,559 in the 1995 quarter. Overall weighted average weekly sales continue to be adversely affected by the southern California and Dallas, Texas territories where the weighted average weekly sales of Company owned Applebee's restaurants were approximately $26,000 and $31,000, respectively, in the 1995 quarter. However, when entering highly competitive new markets, or territories where the Company has not yet established a market presence, early sales levels are expected to be lower than sales volumes in markets where the Company has a concentration of restaurants or has established customer awareness. Excluding the California and Dallas markets, weighted average weekly sales at Company owned Applebee's restaurants increased 5.0% from $42,017 in the 1994 quarter to $44,101 in the 1995 quarter.

While the Company expects sales to be lower in new markets, sales volumes in the California and Dallas markets continue to be lower than the Company's original expectations. Profitability in the California and Dallas markets continues to be adversely affected by the lower sales volumes, expected operating inefficiencies at recently opened restaurants and lower than average margins. However, operating margins in the Dallas market have been improving. The operations of the Company owned restaurants in these markets increased overall cost of sales excluding pre-opening expense (as a percentage of Company restaurant sales) by approximately 2.0% in both the 1995 quarter and the 1994 quarter. The Company believes that the opening of additional restaurants in these territories will result in increased market penetration, advertising effectiveness and customer awareness, thereby ultimately increasing restaurant sales levels and related margins. As of March 26, 1995, the Company had nine restaurants open in southern California, of which six opened in 1994 and one opened in the 1995 quarter. In addition, the Company owned 15 restaurants in the Dallas area, of which seven were opened or acquired in 1994. The Company currently plans to open three additional restaurants in southern California and three additional restaurants in the Dallas area during the remainder of 1995.

Weighted average weekly sales for the Rio Bravo Cantina restaurants declined from $68,358 in the 1994 quarter to $63,326 in the 1995 quarter. The decrease is due primarily to the lower sales volumes of three of the four new restaurants open in the 1995 quarter that were not open in the first quarter of 1994. Two of the restaurants were opened in a market where there was already an existing Rio Bravo Cantina restaurant and one of the other new restaurants is open only for dinner. Weighted average weekly sales for the Rio Bravo Cantina restaurants open during both the 1995 and 1994 quarters increased slightly and comparable restaurant sales increased by 1.1% in the 1995 quarter.

Franchise Income. Franchise income increased $2,760,000 (41%), from $6,658,000 in the 1994 quarter to $9,418,000 in the 1995 quarter, due primarily to the increased number of franchise restaurants operating during the 1995 quarter as compared to the 1994 quarter. Franchise restaurant weighted average weekly sales and comparable restaurant sales increased 1.6% and 2.2%, respectively, in the 1995 quarter.

Cost of Company Restaurant Sales. Food and beverage costs decreased from 29.7% in the 1994 quarter to 28.6% in the 1995 quarter as a result of the menu price increase implemented in mid-July 1994 at Applebee's restaurants and operational efficiencies. Beverage sales, as a percentage of Company restaurant sales, declined to 19.5% in the 1995 quarter from 21.7% in the 1994 quarter which had a negative impact on overall food and beverage costs. Management believes that the reduction in beverage sales is due in part to the continuation of the overall trend toward increased awareness of responsible alcohol consumption. In an effort to increase overall beverage sales, the Company is continuing to introduce and emphasize sales of both alcoholic and non-alcoholic specialty drinks. The Company expects food costs to temporarily increase beginning in the second quarter of 1995 as a result of the recent flooding in California which has caused shortages of certain produce items and a significant increase in related costs. The Company does not currently anticipate increasing its menu prices to offset the potential effects of such increased costs.

Labor costs decreased from 32.6% in the 1994 quarter to 31.9% in the 1995 quarter. Labor costs were positively impacted by an overall reduction in workers' compensation costs due to favorable historical claims experience and improved hourly labor efficiency. Overall labor costs continue to be adversely affected by the lower sales volumes in the southern California and Dallas markets.

Direct and occupancy costs decreased from 24.7% in the 1994 quarter to 23.3% in the 1995 quarter. The decrease was due primarily to lower levels of advertising expenditures during the 1995 quarter. However, the southern California and Dallas markets continue to have a negative impact on overall direct and occupancy costs due to the absorption of such expenses, which are primarily fixed in nature, over a lower sales base in those markets.

General and Administrative Expenses. General and administrative expenses decreased in the 1995 quarter to 11.8% from 12.2% in the 1994 quarter, due primarily to the absorption of general and administrative expenses over a larger revenue base. General and administrative expenses increased by $2,035,000 during the 1995 quarter compared to the 1994 quarter due primarily to higher personnel costs, incentive compensation expense and related fringe benefit costs, which include additional personnel associated with the Company's development efforts and system-wide expansion. A portion of the increase was due to an increase in the Company's training costs relating to new Company and franchise restaurant openings and the training of restaurant managers.

The Company continues to realize operating losses for the Dallas restaurants it operates under an agreement with a former franchisee (two in the 1995 quarter and three in the 1994 quarter). Losses of $28,000 and $162,000 during the 1995 quarter and the 1994 quarter, respectively, are included in general and administrative expenses in the accompanying consolidated statements of earnings. The Company closed one of the three Dallas restaurants during the second quarter of 1994 and recognized a loss of $223,000, due primarily to the termination of the related lease agreement. The operating results of this restaurant had continued to deteriorate, and by closing this restaurant and incurring the one-time costs of disposition, the Company avoided potentially significant losses in the future. Continued losses may lead the Company to reevaluate its future strategies for these restaurants.

The Company is using assets owned by its former Dallas franchisee in the operation of the restaurants under a purchase rights agreement which required the Company to make certain payments to the franchisee's lender. In 1991, a dispute arose between the lender and the Company over the amount of the payments due the lender. Based upon a then current independent appraisal, the Company offered to settle the dispute and purchase the assets for $1,000,000 in 1991. The lender rejected the Company's offer and claimed that the Company had guaranteed the entire $2,400,000 debt of the franchisee. In November 1992, the lender was declared insolvent by the FDIC and has since been liquidated. The Company has been contacted by the FDIC, and in 1993, the Company offered to settle the issue and purchase the assets for the three restaurants then being operated for $182,000. The Company does not anticipate that the resolution of this issue will have a material adverse impact on its financial position or results of operations. However, in the event that the Company were to pay an amount determined to be in excess of the fair market value of the assets, the Company may be required to recognize a loss at the time of such payment.

The Company's franchisee in Houston, Texas, whose financial difficulties have been previously disclosed, filed for bankruptcy protection in late April 1995 as a result of ongoing disputes with the landlord for three of the four restaurants it operates. In October 1993, the Company provided certain financial assistance to the franchisee in the form of a loan and a renegotiated royalty payment obligation. The Company has been monitoring the franchisee's performance and has established adequate reserves relating to any receivables from this franchisee and does not anticipate that the franchisee's financial difficulties will have a material adverse impact on the Company's financial position or results of operations.

Merger Costs. The Company incurred merger costs of $1,770,000 in the 1995 quarter relating to the IRC Merger. The impact of these costs on pro forma net earnings per common share was approximately $0.06 in the 1995 quarter.

Investment Income. Investment income decreased in the 1995 quarter compared to the 1994 quarter primarily as a result of decreases in cash and cash equivalents and short-term investments resulting from the Company's utilization of such funds for capital expenditures. This decrease was partially offset by a gain of $101,000 on the sale of investments in the 1994 quarter.

Interest Expense. Interest expense increased in the 1995 quarter compared to the 1994 quarter primarily as a result of interest related to the $20,000,000 senior unsecured notes issued in the second quarter of 1994.

Income Taxes. The effective income tax rate, as a percentage of earnings before income taxes, was 46.4% in the 1995 quarter compared to 39.1% in the 1994 quarter. Such rates reflect the pro forma provision for income taxes at statutory rates for Pub Ventures of New England, Inc. ("PVNE") in the 1994 quarter and for certain affiliates of IRC in both the 1995 and 1994 quarters. The Company acquired PVNE in October 1994 in a transaction accounted for as a pooling of interests. PVNE was not liable for federal taxes during the first quarter of 1994 since it operated as an S Corporation, and the combined earnings of IRC included earnings of limited partnerships which were not taxable entities for federal and state income tax purposes. The increase in the Company's overall effective tax rate is due to the non-deductibility of the merger costs incurred relating to IRC. Excluding such merger costs, the effective income tax rate was 38.0% in the 1995 quarter. The decrease in the Company's overall effective tax rate excluding merger costs was due primarily to increased tax credits in the 1995 quarter for the FICA tax paid by the Company on employee tip income.

Liquidity and Capital Resources

As of March 26, 1995, the Company held liquid assets totaling $21,912,000, consisting of cash and cash equivalents ($12,922,000) and short-term investments ($8,990,000). During the 1995 quarter, inventories have increased by $1,189,000 from the balance at the end of fiscal 1994 primarily as a result of the Company's continued purchase of Riblets to meet future usage requirements.

Capital expenditures were $48,734,000 in 1994 (which includes the acquisition of two franchise restaurants). The Company currently expects to open at least 25 new Applebee's restaurants and four to five Rio Bravo Cantina restaurants in 1995. The Company presently anticipates capital expenditures, excluding acquisitions, of between $50,000,000 and $53,000,000 in fiscal 1995 (including between $10,000,000 and $12,000,000 related to IRC) primarily for the development of new restaurants, normal restaurant renovations and capital replacements, and enhancements to information systems for the Company's restaurants and corporate office. In addition, in April 1995, the Company acquired the operations and assets of five Applebee's franchise restaurants located in the Philadelphia metropolitan area for a total cash purchase price of $9,500,000. Including the Philadelphia acquisition, capital expenditures in fiscal 1995 are expected to be between approximately $60,000,000 and $63,000,000. If the Company opens more restaurants than it currently anticipates or acquires additional restaurants in 1995, its capital requirements will increase accordingly.

The Company's need for capital resources both historically and for the foreseeable future has resulted from and is expected to relate primarily to the construction and acquisition of restaurants. Such capital has been provided by debt financing, public stock offerings and ongoing Company operations, including cash generated from Company and franchise operations, credit from trade suppliers and landlord contributions to leasehold improvements. The Company has also used its common stock as consideration in the acquisition of restaurants.

In June 1994, the Company completed a $20,000,000 senior unsecured private debt placement with institutional lenders unaffiliated with the Company. In addition, in February 1995, the Company obtained additional long-term debt financing in the form of a $20,000,000 unsecured bank revolving credit facility which expires on December 31, 1997. As of March 26, 1995, no amounts were outstanding under the facility. The debt agreements contain various covenants and restrictions which, among other things, require the maintenance of a stipulated fixed charge coverage ratio and minimum consolidated net worth, as defined, and also limit additional indebtedness in excess of specified amounts. The debt agreements also restrict the amount of retained earnings available for the payment of cash dividends. The Company is currently in compliance with the covenants of its debt agreements. The Company believes that its available debt financing, liquid assets and cash generated from operations will provide sufficient funds for its capital requirements in the foreseeable future.

Inflation

The primary inflationary factors affecting the Company are food, beverage and labor costs. The impact of inflation on the cost of food, labor, real estate, and construction can significantly affect the Company's operations. A majority of the Company's employees are paid hourly rates related to federal and state minimum wage laws and various laws that allow for credits to that wage. In addition, anticipated federal legislation regarding mandated health care benefits could have a significant impact on the Company's labor costs. Although the Company has been able to and will continue to attempt to pass along increases in costs through food and beverage price increases, there can be no assurance that all such increases can be reflected in its prices or that increased prices will be absorbed by customers without diminishing, to some degree, customer spending at its restaurants. In addition, most of the Company's leases require the Company to pay taxes, maintenance, repairs, and utility costs, and these costs are subject to inflationary increases. The Company believes that it can continue to maintain operating margins through periodic menu price increases (to the extent permitted by competition), economies of scale in purchasing and distribution, increased efficiencies at existing restaurants, stringent cost controls and careful management of invested capital. The Company expects food costs to temporarily increase beginning in the second quarter of 1995 as a result of the recent flooding in California which has caused shortages of certain produce items and a significant increase in related costs. The Company does not currently anticipate increasing its menu prices to offset the potential effects of such increased costs.

The franchise royalty component of the Company's franchise income is based on a fixed percentage of franchise revenue. Accordingly, inflationary factors which affect the cost of sales at franchise restaurants should not have a material adverse effect upon the Company's franchise income.

                           PART II. OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

            (a) The Exhibits listed on the accompanying Exhibit Index are filed as part of this report.

            (b) The Company filed a report on Form 8-K on December 30, 1994, announcing the declaration of a dividend on its common stock to stockholders of record as of December 20, 1994, payable on January 27, 1995.

                  The Company filed a report on Form 8-K on March 1, 1995 which included pro forma financial information previously included in a Registration Statement on Form S-4 filed with the Securities and Exchange Commission dated February 17, 1995.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       APPLEBEE'S INTERNATIONAL, INC.
                                       (Registrant)


Date:    May 1, 1995                   By:  /s/    Abe J. Gustin, Jr.
                                            Abe J. Gustin, Jr.
                                            Chairman, President and
                                            Chief Executive Officer

Date:    May 1, 1995                   By:  /s/    George D. Shadid
                                            George D. Shadid
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (principal financial officer)

Date:    May 1, 1995                   By:  /s/    David R. Smith
                                            David R. Smith
                                            Vice President and Controller
                                            (principal accounting officer)

                         APPLEBEE'S INTERNATIONAL, INC.
                                 EXHIBIT INDEX



  Exhibit
   Number                     Description of Exhibit

       9.1    Amendment to Stockholder's Voting Agreement dated March 17, 1995.

      10.1 Amendment No. 1 to Employment Agreement with Abe J. Gustin, Jr., dated March 1, 1995.

      10.2 Amendment No. 2 to Employment Agreement with Ronald B. Reck, dated March 1, 1995.

      10.3    Employment Agreement, dated March 1, 1995, with George D. Shadid.

        27    Financial Data Schedule.