Form 10-Q
period 1995-06-25
APPLEBEES INTERNATIONAL INC
filed 1995-08-03
CIK 853665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 1995

                                       OR

[   ]    TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the registrant's common stock outstanding as of August 2, 1995 was 30,452,546.

                         APPLEBEE'S INTERNATIONAL, INC.
                                   FORM 10-Q
                       FISCAL QUARTER ENDED JUNE 25, 1995
                                     INDEX

                                                                                                               Page

PART I              FINANCIAL INFORMATION

Item 1.             Consolidated Financial Statements:

                    Consolidated Balance Sheets as of June 25, 1995
                       and December 25, 1994................................................................      3

                    Consolidated Statements of Earnings for the 13 Weeks and 26 Weeks
                       Ended June 25, 1995 and June 26, 1994................................................      4

                    Consolidated Statement of Stockholders' Equity for the 26 Weeks
                       Ended June 25, 1995..................................................................      5

                    Consolidated Statements of Cash Flows for the 26 Weeks
                       Ended June 25, 1995 and June 26, 1994................................................      6

                    Notes to Consolidated Financial Statements..............................................      8

Item 2.             Management's Discussion and Analysis of
                       Financial Condition and Results of Operations........................................     11


PART II             OTHER INFORMATION

Item 4.             Submission of Matters to a Vote of Security Holders.....................................     19

Item 6.             Exhibits and Reports on Form 8-K........................................................     19


Signatures .................................................................................................     20

Exhibit Index...............................................................................................     21


                APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                (dollars in thousands, except per share amounts)


                                                                                         June 25,        December 25,
                                                                                           1995              1994

                                     ASSETS

Current assets:
   Cash and cash equivalents....................................................      $    3,880      $    9,634
   Short-term investments, at market value (amortized cost of $4,988 in 1995
      and $9,046 in 1994).......................................................           5,156           8,893
   Receivables (less allowance for bad debts of $862 in 1995 and $740 in 1994)..           9,489           7,396
   Inventories..................................................................           9,431           5,159
   Prepaid and other current assets.............................................           2,750           2,887
      Total current assets......................................................          30,706          33,969
Property and equipment, net.....................................................         133,663         114,729
Goodwill, net...................................................................          26,851          21,113
Franchise interest and rights, net..............................................           6,093           6,401
Other assets....................................................................           3,899           3,802
                                                                                      $  201,212      $  180,014


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Demand note and current portion of notes payable and capitalized lease
      obligations...............................................................      $    2,417      $    3,505
   Current portion of obligations under noncompetition and consulting agreement.             220             220
   Accounts payable.............................................................          11,977          10,750
   Accrued expenses and other current liabilities...............................          16,696          16,713
   Accrued dividends............................................................              --           1,269
   Accrued income taxes.........................................................             222           1,169
      Total current liabilities.................................................          31,532          33,626
Non-current liabilities:
   Notes payable and capitalized lease obligations - less current portion.......          41,712          34,312
   Franchise deposits...........................................................           1,385           1,355
   Obligations under noncompetition and consulting agreement
      - less current portion....................................................             440             660
   Deferred income taxes........................................................             365             715
      Total non-current liabilities.............................................          43,902          37,042
      Total liabilities.........................................................          75,434          70,668
Minority interest in joint venture..............................................             650             558
Commitments and contingencies (Notes 3 and 4)
Stockholders' equity:
   Preferred stock - par value $0.01 per share:  authorized - 1,000,000 shares;
      no shares issued..........................................................              --              --
   Common stock - par value $0.01 per share:  authorized - 125,000,000 shares;
      issued - 28,629,818 shares in 1995 and 28,295,479 shares in 1994..........             286             283
   Additional paid-in capital...................................................          83,824          78,675
   Retained earnings............................................................          41,763          30,775
   Unrealized gain (loss) on short-term investments, net of income taxes........             104             (96)
                                                                                         125,977         109,637
   Treasury stock - 281,772 shares in 1995 and 1994, at cost....................            (849)           (849)
      Total stockholders' equity................................................         125,128         108,788
                                                                                      $  201,212      $  180,014

                See notes to consolidated financial statements.


                APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)
                    (in thousands, except per share amounts)


                                                                       13 Weeks Ended                   26 Weeks Ended
                                                                  June 25,         June 26,        June 25,         June 26,
                                                                    1995             1994            1995             1994
Revenues:
   Company restaurant sales...............................        $ 73,120         $ 54,859       $ 139,141        $ 104,706
   Franchise income.......................................          10,681            7,358          20,099           14,016
      Total operating revenues............................          83,801           62,217         159,240          118,722
Cost of Company restaurant sales:
   Food and beverage......................................          20,953           16,056          39,861           30,877
   Labor..................................................          23,061           17,426          44,129           33,663
   Direct and occupancy...................................          17,807           13,152          33,185           25,471
   Pre-opening expense....................................             423              631           1,056              767
      Total cost of Company restaurant sales..............          62,244           47,265         118,231           90,778
General and administrative expenses.......................           9,480            7,040          18,389           13,914
Merger costs..............................................              --               --           1,770               --
Amortization of intangible assets.........................             595              518           1,110            1,065
Loss on disposition of restaurants and equipment..........              80              461             106              511
Operating earnings........................................          11,402            6,933          19,634           12,454
Other income (expense):
   Investment income......................................             210              185             447              491
   Interest expense.......................................            (679)            (385)         (1,293)            (684)
   Other income...........................................              71               53             153              113
      Total other income (expense)........................            (398)            (147)           (693)             (80)
Earnings before income taxes..............................          11,004            6,786          18,941           12,374
Income taxes..............................................           4,193            2,192           7,804            4,096
Net earnings..............................................           6,811            4,594          11,137            8,278
Pro forma provision for income taxes
   of pooled companies....................................              --              337              73              620
Pro forma net earnings....................................        $  6,811          $ 4,257       $  11,064        $   7,658

Pro forma net earnings per common share...................        $   0.24          $  0.15       $    0.39        $    0.27

Weighted average shares outstanding.......................          28,244           27,974          28,162           27,942


                See notes to consolidated financial statements.


                APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)
                             (dollars in thousands)

                                                                                       Unrealized
                                                                                          Gain
                                                             Additional                (Loss) on                 Total
                                         Common Stock          Paid-In      Retained   Short-Term   Treasury  Stockholders'
                                       Shares      Amount      Capital      Earnings   Investments   Stock       Equity


Balance, December 25, 1994........   28,295,479    $  283      $ 78,675    $ 30,775    $  (96)      $ (849)     $108,788

   Stock options exercised:
      Company......................     334,339         3         2,486        --         --          --           2,489
      IRC..........................       --        --            1,333        --         --          --           1,333
   Income tax benefit upon exercise
      of stock options.............       --        --            1,181        --         --          --           1,181
   Unrealized gain on short-term
      investments, net of income
      taxes........................       --        --             --          --         200         --             200
   Pro forma provision for income
      taxes of pooled company......       --        --             --            73       --          --              73
   Reclassification of net income
      of IRC partnerships..........       --        --              149        (149)      --          --            --
   Pro forma net earnings..........       --        --             --        11,064       --          --          11,064

Balance, June 25, 1995.............  28,629,818    $  286      $ 83,824    $ 41,763    $  104       $ (849)     $125,128



                See notes to consolidated financial statements.

                APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (dollars in thousands)


                                                                             26 Weeks Ended
                                                                        June 25,         June 26,
                                                                          1995             1994
CASH FLOWS FROM OPERATING ACTIVITIES:
   Pro forma net earnings......................................       $ 11,064        $  7,658
   Adjustments to reconcile pro forma net earnings to net
      cash provided by operating activities:
      Depreciation and amortization............................          5,415           3,930
      Amortization of intangible assets........................          1,110           1,065
      Gain on sale of investments..............................            (62)            (91)
      Deferred income tax provision (benefit)..................            175            (171)
      Loss on disposition of restaurants and equipment.........            106             311
      Pro forma provision for income taxes of pooled companies.             73             620
   Changes in assets and liabilities (exclusive of effects of acquisitions):
      Receivables..............................................         (2,093)            157
      Inventories..............................................         (4,272)         (3,347)
      Prepaid and other current assets.........................           (509)            149
      Accounts payable.........................................          1,227             490
      Accrued expenses and other current liabilities...........            (17)          1,145
      Accrued income taxes.....................................           (947)           (966)
      Franchise deposits.......................................             30              29
      Other....................................................            561            (219)
      NET CASH PROVIDED BY
         OPERATING ACTIVITIES..................................         11,861          10,760
CASH FLOWS FROM INVESTING ACTIVITIES:
   Maturities and sales of short-term investments..............          4,120           1,887
   Purchases of property and equipment.........................        (19,409)        (22,240)
   Acquisition of restaurants..................................         (9,673)         (2,315)
   Proceeds from sale of restaurants and equipment.............             37           1,400
      NET CASH USED BY INVESTING ACTIVITIES....................        (24,925)        (21,268)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid..............................................         (1,269)           (879)
   Cash distributions..........................................             --          (1,919)
   Issuance of common stock upon exercise of stock options.....          3,822             323
   Income tax benefit upon exercise of stock options...........          1,181             152
   Proceeds from issuance of notes payable.....................          8,087          29,902
   Payments on notes payable...................................         (4,383)        (10,182)
   Payments under noncompetition and consulting agreement......           (220)           (244)
   Minority interest in net earnings of joint venture..........             92              50
      NET CASH PROVIDED BY
         FINANCING ACTIVITIES..................................          7,310          17,203
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS............................................         (5,754)          6,695
CASH AND CASH EQUIVALENTS, beginning of period.................          9,634           8,054
CASH AND CASH EQUIVALENTS, end of period.......................       $  3,880        $ 14,749


                See notes to consolidated financial statements.

                APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                  (Unaudited)
                             (dollars in thousands)


                                                                             26 Weeks Ended
                                                                        June 25,         June 26,
                                                                          1995             1994
SUPPLEMENTAL DISCLOSURES OF CASH
     FLOW INFORMATION:
     Cash paid during the 26 week period for:
       Income taxes............................................       $  8,576        $  5,233
       Interest................................................       $  1,068        $    813


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Capitalized lease obligations of $2,608,000 were incurred in April 1995 when the Company acquired the operations and assets of five franchise restaurants.


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

                APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.    Basis of Presentation

The consolidated financial statements of Applebee's International, Inc. and subsidiaries (the "Company") included in this Form 10-Q have been prepared without audit (except that the balance sheet information as of December 25, 1994 has been derived from consolidated financial statements which were audited) in accordance with the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Current Report on Form 8-K dated May 15, 1995.

The Company believes that all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Beginning in fiscal 1995, the cost of meals provided to employees and other complimentary meals have been classified as labor costs and direct and occupancy costs, respectively. Previously, the retail price of such meals was reflected in Company restaurant sales with corresponding amounts reflected as labor costs or direct and occupancy costs. The consolidated financial statements for the 13 weeks and 26 weeks ended June 26, 1994 have been reclassified to conform to the presentation for the 13 weeks and 26 weeks ended June 25, 1995, the effects of which were not material.

2.    Acquisitions

IRC Merger: On March 23, 1995, a wholly-owned subsidiary of the Company merged with and into Innovative Restaurant Concepts, Inc. ("IRC"), referred to herein as the "IRC Merger". Immediately prior to the IRC Merger, IRC's affiliated limited partnerships, Cobb/Gwinnett Rio, Ltd., Rio Real Estate, L.P. and CG Restaurant Partners, Ltd., were liquidated, and contemporaneously with the IRC Merger, the Company acquired the interests of the limited partners in the distributed assets of these partnerships. As a result of the IRC Merger, IRC became a wholly-owned subsidiary of the Company. A total of approximately 2,630,000 shares of the Company's newly-issued common stock was issued to the shareholders and limited partners of IRC, including IRC shares issued in 1995 upon the exercise of IRC stock options prior to the IRC Merger. IRC employees also exchanged pre-existing stock options for options to purchase approximately 147,000 shares of the Company's common stock. Of such shares and options, 7.5% were placed in escrow to address potential adjustments during the escrow period that will end December 23, 1995. In addition, the Company assumed approximately $13,700,000 of IRC indebtedness, of which $1,270,000 was repaid at closing. At the time of the IRC Merger, IRC operated 17 restaurants, 13 of which were Rio Bravo Cantinas, a Mexican restaurant concept, and four were other specialty restaurants.

The IRC Merger was accounted for as a pooling of interests and accordingly, the accompanying consolidated financial statements have been restated to include the accounts and operations of the merged entities for all periods presented. All share amounts have been restated to reflect the total number of shares issued in the IRC Merger for all periods presented. Combined and separate results of the Company and IRC during the periods preceding the IRC Merger were as follows (amounts in thousands):

                                                                               Pro Forma          Pro Forma
                                          Company             IRC             Adjustments         Combined
         13 Weeks Ended
         March 26, 1995:
              Net sales..........       $  52,199          $ 13,822           $      --          $  66,021
              Net earnings.......       $   5,519          $    577           $  (1,843)         $   4,253
         13 Weeks Ended
         June 26, 1994:
              Net sales..........       $  40,898          $ 13,961           $      --          $  54,859
              Net earnings.......       $   3,531          $    763           $     (37)         $   4,257
         26 Weeks Ended
         June 26, 1994:
              Net sales..........       $  78,538          $ 26,168           $      --          $  104,706
              Net earnings.......       $   6,447          $  1,343           $    (132)         $    7,658


Adjustments have been made to eliminate the impact of intercompany balances and to record provisions for pro forma income taxes for certain affiliates of IRC. Merger costs of $1,770,000 relating to the IRC Merger were expensed in the first quarter of 1995. Merger costs include investment banking fees, legal and accounting fees, and other merger related expenses. The impact of these costs on pro forma net earnings per common share was approximately $0.06 in the first quarter of 1995.

Other restaurant acquisitions: On April 3, 1995, the Company acquired the operations of five franchise restaurants and the related furniture and fixtures, certain land and leasehold improvements. The total purchase price was approximately $9,673,000, of which cash payments totaling $9,548,000 have been made and $125,000 remains in escrow to address potential adjustments. The acquisition was accounted for as a purchase, and accordingly, the purchase price has been allocated to the fair value of net assets acquired and resulted in a preliminary allocation to goodwill of approximately $6,400,000. In connection with this acquisition, the Company also recorded capitalized lease obligations of $2,608,000. The 1995 financial statements reflect the results of operations of such restaurants subsequent to the date of acquisition. Results of operations of such restaurants prior to acquisition were not material in relation to the Company's operating results for the periods shown.

3.    Commitments and Contingencies

Litigation: The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that the outcome of these actions will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Franchise financing: The Company entered into an agreement in 1992 with a financing source to provide up to $75,000,000 of financing to Company franchisees to fund development of new franchise restaurants. Up to $25,000,000 of the $75,000,000 available under the agreement could be used by franchisees for short-term construction financing. The Company provided a limited guaranty of loans made under the agreement. The Company's recourse obligation of the construction financing portion of the facility is capped at $2,500,000. When the short-term construction loans are converted to long-term loans, the Company's maximum recourse obligation is reduced from 10% to 6.7% of the $75,000,000 facility. The Company's recourse obligations are reduced beginning in the second year of each long-term loan and thereafter decrease ratably to zero after the seventh year of each loan. At June 25, 1995, approximately $43,141,000 had been funded through this financing source and various loans were in process. The Company has not been apprised of any defaults under this agreement by franchisees. This agreement expired on December 31, 1994 and was not renewed, although some loan commitments as of the termination date may thereafter be funded until September 30, 1995.

Severance agreements: The Company has severance and employment agreements with certain officers providing for severance payments to be made in the event the employee resigns or is terminated related to a change in control (as defined in the agreements). If the severance payments had been due as of June 25, 1995, the Company would have been required to make payments aggregating approximately $5,200,000. In addition, the Company has severance and employment agreements with certain officers which contain severance provisions not related to a change in control, and such provisions would have required aggregate payments of approximately $3,100,000 if such officers had been terminated as of June 25, 1995.

4.    Financing

In February 1995, the Company obtained a $20,000,000 unsecured bank revolving credit facility which expires on December 31, 1997. The revolving credit facility bears interest at LIBOR plus 0.60% or the prime rate, at the Company's option, and requires the Company to pay a commitment fee of 0.15% on any unused portion of the facility. As of June 25, 1995, $5,000,000 was outstanding under the facility. The revolving credit facility contains various covenants and restrictions which, among other things, require the maintenance of a stipulated fixed charge coverage ratio and minimum consolidated net worth, as defined, and also limit additional indebtedness in excess of specified amounts. The revolving credit facility also restricts the amount of retained earnings available for the payment of cash dividends. The Company is currently in compliance with such covenants.

5.    Subsequent Event

On July 28, 1995, the Company completed a public offering of its common stock consisting of 2,100,000 shares sold by the Company and 300,000 shares sold by certain stockholders of the Company. Net proceeds of approximately $52,578,000, after estimated expenses, were received from the offering. In addition, the Company and the selling stockholders have granted the underwriters an option to purchase 315,000 and 45,000 shares, respectively, to cover over-allotments, which is expected to be exercised within 30 days. The net proceeds of the offering will be used to retire approximately $12,500,000 of secured debt assumed in certain recent acquisitions, to repay the outstanding balance of the Company's revolving credit facility (which as of July 31, 1995 was $5,000,000), to fund the development of Company owned restaurants, and for general corporate purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company's revenues are generated from two primary sources: Company restaurant sales (food and beverage sales) and franchise income consisting of franchise restaurant royalties (generally 4% of each franchise restaurant's monthly gross sales) and franchise fees (which typically range from $30,000 to $35,000 per restaurant opened). Beverage sales include sales of alcoholic beverages, while non-alcoholic beverages are included in food sales. Certain expenses (food and beverage, labor, direct and occupancy costs, and pre-opening expenses) relate directly to Company restaurants, and other expenses (general and administrative and amortization expenses) relate to both Company restaurants and franchise operations. The Company's policy is to expense pre-opening costs as incurred.

Beginning in fiscal 1995, the cost of meals provided to employees and other complimentary meals have been classified as labor costs and direct and occupancy costs, respectively. Previously, the retail price of such meals was reflected in Company restaurant sales with corresponding amounts reflected as labor costs or direct and occupancy costs. The consolidated financial statements for fiscal 1994 have been reclassified to conform to the presentation adopted in fiscal 1995, the effects of which were not material.

The Company operates on a 52 or 53 week fiscal year ending on the last Sunday in December. The Company's fiscal quarters ended June 25, 1995 and June 26, 1994 each contained 13 weeks, and are referred to hereafter as the "1995 quarter" and the "1994 quarter," respectively. The 26 week periods ended June 25, 1995 and June 26, 1994 are referred to hereafter as the "1995 year-to-date period" and the "1994 year-to-date period," respectively.


Recent Acquisitions

On October 24, 1994, a wholly-owned subsidiary of the Company merged with and into Pub Ventures of New England, Inc. ("PVNE"), the Company's franchisee for the New England area, referred to herein as the "PVNE Merger." As a result of the PVNE Merger, PVNE became a wholly-owned subsidiary of the Company. The PVNE Merger was accounted for as a pooling of interests and, accordingly, the accompanying consolidated financial statements include the accounts and operations of the merged entities for all periods presented. At the time of the PVNE Merger, PVNE operated 14 Applebee's restaurants.

On March 23, 1995, a wholly-owned subsidiary of the Company merged with and into Innovative Restaurant Concepts, Inc. ("IRC"), referred to herein as the "IRC Merger." As a result of the IRC Merger, IRC became a wholly-owned subsidiary of the Company. The IRC Merger was accounted for as a pooling of interests and, accordingly, the accompanying consolidated financial statements include the accounts and operations of the merged entities for all periods presented. At the time of the IRC Merger, IRC operated 17 restaurants, including 13 Rio Bravo Cantina restaurants, and four other specialty restaurants, comprised of Ray's on the River, two Green Hills Grille restaurants, and the Rio Bravo Grill. During 1993, IRC acquired six Casa Gallardo restaurant sites which were subsequently converted to Rio Bravo Cantina restaurants. The four specialty restaurants and the Casa Gallardo restaurants prior to their conversion to Rio Bravo Cantina restaurants are included in "specialty restaurants."

On April 3, 1995, the Company acquired the operations and assets of five franchise restaurants in the Philadelphia metropolitan area, referred to herein as the "Philadelphia Acquisition." The Philadelphia Acquisition was accounted for as a purchase and, accordingly, the results of operations of such restaurants have been reflected in the 1995 financial statements subsequent to the date of acquisition.

Results of Operations

The following table sets forth, for the periods indicated, information derived from the Company's consolidated statements of earnings expressed as a percentage of total operating revenues, except where otherwise noted.

                                                                      13 Weeks Ended               26 Weeks Ended
                                                                 June 25,       June 26,      June 25,       June 26,
                                                                   1995           1994          1995           1994
Revenues:
   Company restaurant sales................................        87.3%          88.2%         87.4%          88.2%
   Franchise income........................................        12.7           11.8          12.6           11.8
      Total operating revenues.............................       100.0%         100.0%        100.0%         100.0%
Cost of Company restaurant sales (as a percentage of
   Company restaurant sales):
   Food and beverage.......................................        28.7%          29.3%         28.6%          29.5%
   Labor...................................................        31.5           31.8          31.7           32.2
   Direct and occupancy....................................        24.3           24.0          23.9           24.3
   Pre-opening expense.....................................         0.6            1.1           0.8            0.7
      Total cost of Company restaurant sales...............        85.1%          86.2%         85.0%          86.7%

General and administrative expenses........................        11.3%          11.3%         11.5%          11.7%
Merger costs...............................................          --             --           1.1             --
Amortization of intangible assets..........................         0.7            0.8           0.7            0.9
Loss on disposition of restaurants and equipment...........         0.1            0.7           0.1            0.4
Operating earnings.........................................        13.6           11.1          12.3           10.5
Other income (expense):
   Investment income.......................................         0.2            0.3           0.3            0.4
   Interest expense........................................        (0.8)          (0.6)         (0.8)          (0.6)
   Other income............................................         0.1            0.1           0.1            0.1
      Total other income (expense).........................        (0.5)          (0.2)         (0.4)          (0.1)
Earnings before income taxes...............................        13.1           10.9          11.9           10.4
Income taxes (including pro forma provision
   for income taxes of pooled companies)...................         5.0            4.1           5.0            4.0
Pro forma net earnings.....................................         8.1%           6.8%          6.9%           6.4%

The following table sets forth certain unaudited restaurant data relating to Company and franchise restaurants, as reported to the Company by franchisees.

                                                                     13 Weeks Ended               26 Weeks Ended
                                                                June 25,       June 26,      June 25,       June 26,
                                                                  1995           1994          1995           1994
Number of restaurant openings:
     Applebee's:
         Company owned or operated.........................          5              6            13              8
         Franchise.........................................         36             28            58             43
         Total Applebee's..................................         41             34            71             51
     Rio Bravo Cantinas....................................          1              1             2              1
Restaurants open (end of period):
     Applebee's:
         Company owned or operated(1)......................        115             83           115             83
         Franchise.........................................        461            328           461            328
         Total Applebee's..................................        576            411           576            411
     Rio Bravo Cantinas....................................         14             10            14             10
     Specialty restaurants(2)..............................          4              5             4              5
     Total.................................................        594            426           594            426
Weighted average weekly sales per restaurant:
     Applebee's:
         Company owned.....................................    $40,459        $40,526       $40,506        $40,506
         Company owned or operated(1)......................    $40,236        $39,958       $40,262        $39,855
         Franchise.........................................    $42,119        $41,593       $41,886        $41,290
         Total Applebee's..................................    $41,739        $41,259       $41,564        $40,997
     Rio Bravo Cantinas....................................    $70,161        $77,709       $66,805        $73,279
Change in comparable restaurant sales(3):
     Applebee's:
         Company owned.....................................        0.1%           3.9%          1.7%           5.0%
         Company owned or operated(1)......................        0.3%           3.4%          1.9%           4.3%
         Franchise.........................................        2.3%           3.1%          2.3%           3.6%
         Total Applebee's..................................        1.9%           3.1%          2.2%           3.8%
     Rio Bravo Cantinas....................................        1.0%          12.0%          1.0%          13.2%

- --------
(1) Company owned or operated data include two Texas restaurants operated by the Company under a management agreement since July 1990.
(2) Specialty restaurants as of June 26, 1994 included one restaurant which was subsequently converted to a Rio Bravo Cantina restaurant.
(3) When computing comparable restaurant sales, restaurants open for at least 18 months are compared from period to period.

Company Restaurant Sales. Company restaurant sales for the 1995 and 1994 quarters and the 1995 and 1994 year-to-date periods were as follows (in thousands):

                                                          13 Weeks Ended
                                                June 25,    June 26,    Increase
                                                  1995        1994     (Decrease)

         Applebee's........................    $ 57,574    $ 40,898    $ 16,676
         Rio Bravo Cantinas................      11,927      10,102       1,825
         Specialty restaurants.............       3,619       3,859        (240)
            Total..........................    $ 73,120    $ 54,859    $ 18,261

                                                           26 Weeks Ended
                                                June 25,     June 26,   Increase
                                                  1995         1994    (Decrease)

         Applebee's........................    $109,773    $ 78,538    $ 31,235
         Rio Bravo Cantinas................      22,313      18,100       4,213
         Specialty restaurants.............       7,055       8,068      (1,013)
            Total..........................    $139,141    $104,706    $ 34,435

Overall Company restaurant sales increased 33% in both the 1995 quarter and year-to-date period. Sales for Applebee's restaurants increased 41% and 40% in the 1995 quarter and year-to-date period, respectively, due primarily to Company restaurant openings, sales from the five Philadelphia restaurants acquired in April 1995, and increases in comparable restaurant sales. The increases in sales for the Rio Bravo Cantina restaurants resulted primarily from Company restaurant openings and increases in comparable restaurant sales. The decrease in sales for the specialty restaurants in both the 1995 quarter and 1995 year-to-date period was due to the conversion of two Casa Gallardo restaurants to Rio Bravo Cantina restaurants subsequent to the end of the first quarter of 1994.

Comparable restaurant sales at Company owned Applebee's restaurants increased by 0.1% and 1.7% in the 1995 quarter and the 1995 year-to-date period, respectively. When computing comparable restaurant sales, restaurants open for at least 18 months are compared from period to period. The increase in comparable restaurant sales was due in part to a menu price increase implemented in mid-July 1994 in selected markets for certain menu items. The Company expects comparable restaurant sales increases to be minimal for the remainder of the 1995 fiscal year for Company owned Applebee's restaurants, as many of its restaurants are operating near sales capacity and are experiencing increased competition in certain markets. Weighted average weekly sales at Company owned Applebee's restaurants in both the 1995 quarter and 1995 year-to-date period were basically flat in comparison to the 1994 quarter and 1994 year-to-date period. Excluding the southern California and Texas markets, weighted average weekly sales at Company owned Applebee's restaurants increased 0.8% from $42,982 in the 1994 quarter to $43,340 in the 1995 quarter and increased 2.8% from $42,500 in the 1994 year-to-date period to $43,699 in the 1995 year-to-date period.

Comparable restaurant sales for the Rio Bravo Cantina restaurants increased by 1.0% in both the 1995 quarter and the 1995 year-to-date period, although weighted average weekly sales declined from $77,709 in the 1994 quarter to $70,161 in the 1995 quarter and from $73,279 in the 1994 year-to-date period to $66,805 in the 1995 year-to-date period. The decrease in weighted average weekly sales in both periods was due primarily to the lower than average sales volumes of three of the new restaurants opened subsequent to the end of the first quarter of 1994. Two of the restaurants were opened in a market where there was already an existing Rio Bravo Cantina restaurant and one of the other new restaurants is open only for dinner.

Weighted average weekly sales at Company owned Applebee's restaurants continue to be adversely affected by the southern California and Texas territories where the weighted average weekly sales of Company owned Applebee's restaurants were approximately $27,000 and $33,000, respectively, in the 1995 quarter and $27,000 and $32,000, respectively, in the 1995 year-to-date period. When entering highly competitive new markets, or territories where the Company has not yet established a market presence, early sales levels and profit margins are expected to be lower than in markets where the Company has a concentration of restaurants or has established customer awareness. While sales and operating margins in the Texas market have been improving, the operations of the Company owned restaurants in these markets negatively impacted overall cost of sales excluding pre-opening expense (as a percentage of Company restaurant sales) by approximately 2.0% in both the 1995 quarter and the 1994 quarter as well as the 1995 year-to-date period and the 1994 year-to-date period. The Company believes that the opening of additional restaurants in these territories will result in increased market penetration, advertising effectiveness and customer awareness, thereby ultimately increasing restaurant sales levels and related margins.

Franchise Income. Franchise income increased $3,323,000 (45%) from $7,358,000 in the 1994 quarter to $10,681,000 in the 1995 quarter. Franchise income increased $6,083,000 (43%) from $14,016,000 in the 1994 year-to-date period to $20,099,000 in the 1995 year-to-date period. Such increases were due primarily to the increased number of franchise restaurants operating during the 1995 quarter and year-to-date period as compared to the 1994 quarter and year-to-date period. Franchise restaurant weighted average weekly sales increased 1.3% and 1.4% in the 1995 quarter and 1995 year-to-date period, respectively, and comparable franchise restaurant sales increased 2.3% in both the 1995 quarter and 1995 year-to-date period. The remaining increases in franchise income were due to increases in franchise fees of $252,000 in the 1995 quarter and $447,000 in the 1995 year-to-date period resulting from increases in the number of franchise restaurant openings from 28 in the 1994 quarter to 36 in the 1995 quarter and from 43 in the 1994 year-to-date period to 58 in the 1995 year-to-date period.

Cost of Company Restaurant Sales. Food and beverage costs decreased from 29.3% and 29.5% in the 1994 quarter and 1994 year-to-date period, respectively, to 28.7% and 28.6% in the 1995 quarter and 1995 year-to-date period, respectively. These decreases resulted from the menu price increase implemented in mid-July 1994 at Applebee's restaurants and increased operational efficiencies. Such decreases were partially offset by an increase in food costs in the second quarter of 1995 as a result of the winter flooding in California which caused shortages of certain produce items and a significant increase in related costs. The Company did not increase its menu prices to offset the effects of such increased costs. In addition, food and beverage costs were negatively impacted by the effect of the continued decline in beverage sales, as a percentage of overall Company restaurant sales, from 20.9% and 21.3% in the 1994 quarter and 1994 year-to-date period, respectively, to 19.4% in both the 1995 quarter and 1995 year-to-date period, as margins on alcoholic beverage sales are higher than those for food sales. Management believes that the reduction in beverage sales is due in part to the continuation of the overall trend toward increased awareness of responsible alcohol consumption.

Labor costs decreased from 31.8% and 32.2% in the 1994 quarter and 1994 year-to-date period, respectively, to 31.5% and 31.7% in the 1995 quarter and 1995 year-to-date period, respectively. Labor costs, as a percentage of sales, in both the 1995 quarter and 1995 year-to-date period were positively impacted by an overall reduction in workers' compensation insurance costs due to favorable historical claims experience, and improved hourly labor efficiency, but were adversely affected by the lower sales volumes in the southern California and Texas markets.

Direct and occupancy costs increased from 24.0% in the 1994 quarter to 24.3% in the 1995 quarter, but decreased from 24.3% in the 1994 year-to-date period to 23.9% in the 1995 year-to-date period. The increase in the 1995 quarter was due primarily to increased levels of advertising expenditures for Applebee's restaurants resulting from the timing of promotional campaigns. The decrease in the 1995 year-to-date period was due primarily to a decrease in rent expense resulting from an increase in the proportion of owned versus leased properties and lower levels of advertising expenditures. The southern California and Texas markets continue to have a negative impact on overall direct and occupancy costs due to the absorption of such expenses, which are primarily fixed in nature, over a lower sales base in those markets.

General and Administrative Expenses. General and administrative expenses were 11.3% in both the 1994 quarter and the 1995 quarter and decreased from 11.7% in the 1994 year-to-date period to 11.5% in the 1995 year-to-date period. The decrease in the year-to-date period was due primarily to the absorption of general and administrative expenses over a larger revenue base. General and administrative expenses increased by $2,440,000 and $4,475,000 during the 1995 quarter and 1995 year-to-date period, respectively, compared to the 1994 quarter and 1994 year-to-date period, respectively. These increases resulted from the costs of additional personnel associated with the Company's development efforts and system-wide expansion, higher incentive compensation expense, and related fringe benefit costs. A portion of the increase was due to an increase in the Company's training costs relating to new Company and franchise restaurant openings and the training of restaurant managers.

The Company continues to realize operating losses or nominal income for the Texas restaurants it operates under an agreement with a former franchisee. Income of $41,000 and $69,000 was realized during the 1995 quarter and 1995 year-to-date period, respectively, while losses of $83,000 and $245,000 were realized during the 1994 quarter and 1994 year-to-date period, respectively. Such amounts are included in general and administrative expenses in the accompanying consolidated statements of operations. The increase in profitability in both the 1995 quarter and 1995 year-to-date period resulted primarily from the closing of one of the three Texas restaurants during the second quarter of 1994. The Company is continuing to evaluate its future strategies for the two remaining restaurants.

The Company is using assets owned by a former Texas franchisee in the operation of these restaurants under a purchase rights agreement which required the Company to make certain payments to the franchisee's lender. In 1991, a dispute arose between the lender and the Company over the amount of the payments due the lender. Based upon a then current independent appraisal, the Company offered to settle the dispute and purchase the assets for $1,000,000 in 1991. The lender rejected the Company's offer and claimed that the Company had guaranteed the entire $2,400,000 debt of the franchisee. In November 1992, the lender was declared insolvent by the FDIC and has since been liquidated. The Company has been contacted by the FDIC, and in 1993, the Company offered to settle the issue and purchase the assets at the three restaurants then being operated for $182,000. The Company has since closed one of the restaurants and has recently lowered its offer to $120,000 to settle the issue and purchase the assets at the two remaining restaurants. The Company does not anticipate that the resolution of this issue will have a material adverse impact on its financial position or results of operations. However, in the event that the Company were to pay an amount determined to be in excess of the fair market value of the assets, the Company may be required to recognize a loss at the time of such payment.

In January 1991, the Company's franchisee in Houston, Texas declared bankruptcy and as a result, the management of the five franchise restaurants then operated was transferred to a prospective franchisee who subsequently closed two restaurants. In August 1992, the prospective franchisee was granted a development agreement for the Houston territory and franchise agreements for such restaurants, and in October 1993, the Company provided certain financial assistance to this franchisee in the form of a loan and a renegotiated royalty payment obligation. The Company also subsequently provided a guarantee for an equipment lease. The new franchisee filed for bankruptcy protection in April 1995. The Company has been monitoring the franchisee's performance and has established reserves which it believes are adequate relating to any receivables from this franchisee and does not anticipate that the franchisee's financial difficulties will have a material adverse effect on the Company's financial position or results of operations.

Merger Costs. The Company incurred merger costs of $1,770,000 in the first quarter of 1995 relating to the IRC Merger. The impact of these costs on pro forma net earnings per common share was approximately $0.06 in the first quarter of 1995 and the 1995 year-to-date period.

Loss on Disposition of Restaurants and Equipment. During the 1994 quarter, the Company recognized a loss of $223,000 resulting from the closure and termination of the lease agreement of one restaurant. This loss was partially offset by a gain of $54,000 resulting from the sale of one restaurant to a new franchisee. In addition, during the 1994 quarter and 1994 year-to-date period, the Company began replacing restaurant point-of-sale systems with upgraded systems technology which resulted in a write-off of approximately $300,000 and $350,000 of costs of the existing equipment in the 1994 quarter and 1994 year-to-date period, respectively.

Interest Expense. Interest expense increased in the 1995 quarter and 1995 year-to-date period compared to the 1994 quarter and 1994 year-to-date period primarily as a result of interest related to the $20,000,000 of senior unsecured notes issued in the second quarter of 1994 and borrowings under the revolving credit facility during the 1995 quarter.

Income Taxes. The effective income tax rate, as a percentage of earnings before income taxes, was 38.1% and 41.6% in the 1995 quarter and the 1995 year-to-date period, respectively, compared to 37.3% and 38.1% in the 1994 quarter and the 1994 year-to-date period, respectively. Prior to September 7, 1994, PVNE was classified as an S Corporation and accordingly, stockholders were responsible for paying their proportionate share of federal and certain state income taxes. In addition, the combined earnings of IRC prior to the IRC Merger included earnings of limited partnerships which were not taxable entities for federal and state income tax purposes. The accompanying consolidated statements of earnings reflect provisions for income taxes on a pro forma basis as if the Company were liable for federal and state income taxes on PVNE's earnings prior to September 7, 1994 and the earnings of IRC's limited partnerships prior to the IRC Merger at statutory rates. The increase in the Company's overall effective tax rate in the 1995 year-to-date period was due to the non-deductibility of the merger costs incurred in the first quarter of 1995 relating to the IRC Merger. Excluding such merger costs, the effective income tax rate would have been 38.0% in the 1995 year-to-date period.

Liquidity and Capital Resources

The Company's need for capital resources historically has resulted from and for the foreseeable future is expected to relate primarily to the construction and acquisition of restaurants. Such capital has been provided by public stock offerings, debt financing, and ongoing Company operations, including cash generated from Company and franchise operations, credit from trade suppliers, real estate lease financing, and landlord contributions to leasehold improvements. The Company has also used its common stock as consideration in the acquisition of restaurants. In addition, the Company assumed debt or issued new debt in connection with the PVNE and IRC Mergers.

Capital expenditures were $48,734,000 in 1994 (which includes the acquisition of two franchise restaurants) and $29,082,000 in the 1995 year-to-date period (which includes $9,673,000 related to the Philadelphia Acquisition). The Company currently expects to open at least 27 Applebee's restaurants and four Rio Bravo Cantina restaurants in 1995 and approximately 30 Applebee's restaurants and five Rio Bravo Cantina restaurants in 1996. The Company presently anticipates capital expenditures, including the Philadelphia Acquisition, of between $65,000,000 and $70,000,000 in 1995 and between $60,000,000 and $65,000,000 in 1996 primarily for the development of new restaurants, refurbishments of and capital replacements for existing restaurants, and enhancements to information systems for the Company's restaurants and corporate office. The amount of actual capital expenditures will be dependent upon the proportion of leased versus owned properties, among other things. In addition, if the Company opens more restaurants than it currently anticipates or acquires additional restaurants, its capital requirements will increase accordingly.

In June 1994, the Company completed a $20,000,000 senior unsecured private debt placement with institutional lenders unaffiliated with the Company. In addition, in February 1995, the Company obtained additional long-term debt financing in the form of a $20,000,000 unsecured bank revolving credit facility which expires on December 31, 1997. The debt agreements contain various covenants and restrictions which, among other things, require the maintenance of a stipulated fixed charge coverage ratio and minimum consolidated net worth, as defined, and also limit additional indebtedness in excess of specified amounts. The debt agreements also restrict the amount of retained earnings available for the payment of cash dividends. At June 25, 1995, $26,175,000 of retained earnings was available for the payment of cash dividends. The Company has been and is currently in compliance with the covenants of all of its debt agreements.

As of June 25, 1995, the Company held liquid assets totaling $9,036,000, consisting of cash and cash equivalents ($3,880,000) and short-term investments ($5,156,000), and had $5,000,000 outstanding under the revolving credit facility. On July 28, 1995, the Company completed a public offering of its common stock consisting of 2,100,000 shares sold by the Company and 300,000 shares sold by certain stockholders of the Company. Net proceeds of approximately $52,578,000, after estimated expenses, were received from the offering. In addition, the Company and the selling stockholders have granted the underwriters an option to purchase 315,000 and 45,000 shares, respectively, to cover over-allotments, which is expected to be exercised within 30 days. The net proceeds of the offering will be used to repay approximately $12,500,000 of debt assumed in connection with the PVNE and IRC Mergers, to repay the outstanding balance of the Company's revolving credit facility (which as of July 31, 1995 was $5,000,000), to fund the development of Company owned restaurants, and for general corporate purposes. The Company believes that the proceeds from this offering, liquid assets, and cash generated from operations, combined with borrowings available under the $20,000,000 revolving credit facility, will provide sufficient funds for its capital requirements for the foreseeable future.

Inflation

Substantial increases in costs and expenses, particularly food, supplies, labor and operating expenses could have a significant impact on the Company's operating results to the extent that such increases cannot be passed along to customers. The Company does not believe that inflation has materially affected its operating results during the past three years.

                           PART II. OTHER INFORMATION


Item 4.     Submission of Matters to a Vote of Security Holders

           The Company's Annual Meeting of Stockholders was held on May 26, 1995. The following matters were submitted to a vote of the
           Stockholders:

           Proposal I. It was proposed that the Company's Certificate of Incorporation be amended to classify the Board of Directors into three classes, each with a term of three years.

           Proposal II. It was  proposed  that the  Company's  1989 Stock Option
           Plan be amended to increase the number of shares of Common Stock subject to option thereunder by 1,500,000 shares.

           Proposal III. It was proposed that the Company's 1995 Equity Incentive Plan be adopted.

           The results of the voting on the foregoing matters were as follows:

                                  Affirmative        Negative                             Broker
                Proposal             Votes             Votes        Abstentions          Non-Votes
                   I               14,264,205        9,661,162         56,529            2,640,813
                   II              19,267,703        4,740,467         93,179            2,521,360
                  III              18,431,384        5,449,454        101,359            2,640,512

           Since Proposal I required the affirmative votes of 14,087,661 shares and Proposals II and III required the affirmative votes of 13,311,355 shares to be adopted, each Proposal was affirmatively adopted by the Stockholders.


Item 6.     Exhibits and Reports on Form 8-K

            (a) The Exhibits listed on the accompanying Exhibit Index are filed as part of this report.

            (b) The Company filed a report on Form 8-K on April 4, 1995 announcing the completion of the acquisition of Innovative Restaurant Concepts, Inc. and its affiliates on March 23, 1995.

                  The Company filed a report on Form 8-K on May 17, 1995 which included consolidated financial statements for the fiscal years ended December 25, 1994, December 26, 1993 and December 27, 1992 as restated for the merger with Innovative Restaurant Concepts, Inc., and the combined financial statements of Innovative Restaurant Concepts, Inc. and its affiliates for the fiscal years ended December 25, 1994, December 26, 1993 and December 27, 1992.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       APPLEBEE'S INTERNATIONAL, INC.
                                       (Registrant)


Date:    August 3, 1995                By:  /s/    Abe J. Gustin, Jr.
                                            Abe J. Gustin, Jr.
                                            Chairman and Chief Executive Officer

Date:    August 3, 1995                By:  /s/    George D. Shadid
                                            George D. Shadid
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (principal financial officer)

Date:    August 3, 1995                By:  /s/    David R. Smith
                                            David R. Smith
                                            Vice President and Controller
                                            (principal accounting officer)

                         APPLEBEE'S INTERNATIONAL, INC.
                                 EXHIBIT INDEX



  Exhibit
   Number                    Description of Exhibit


       3.1    Certificate of Incorporation, as amended, of Registrant.

       3.2    Restated and Amended By-laws of the Registrant.

      10.1 Amendment No. 2 to Employment Agreement with Abe J. Gustin, Jr., dated June 1, 1995.

      10.2 Amendment No. 3 to Employment Agreement with Ronald B. Reck, dated June 1, 1995.

        27    Financial Data Schedule.