Form 10-Q
period 1995-09-24
APPLEBEES INTERNATIONAL INC
filed 1995-10-27
CIK 853665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 1995


                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number:    000-17962


                         Applebee's International, Inc.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                   43-1461763
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

          4551 W. 107th Street, Suite 100, Overland Park, Kansas 66207
 ------------------------------------------------------------------------------
              (Address of principal executive offices and zip code)

                                 (913) 967-4000
               --------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

The number of shares of the registrant's common stock outstanding as of October 25, 1995 was 30,996,276.

                         APPLEBEE'S INTERNATIONAL, INC.
                                    FORM 10-Q
                     FISCAL QUARTER ENDED SEPTEMBER 24, 1995
                                      INDEX


                                                                                                               Page

PART I              FINANCIAL INFORMATION

Item 1.             Consolidated Financial Statements:

                    Consolidated Balance Sheets as of September 24, 1995
                       and December 25, 1994................................................................      3

                    Consolidated Statements of Earnings for the 13 Weeks and 39 Weeks
                       Ended September 24, 1995 and September 25, 1994......................................      4

                    Consolidated Statement of Stockholders' Equity for the 39 Weeks
                       Ended September 24, 1995.............................................................      5

                    Consolidated Statements of Cash Flows for the 39 Weeks
                       Ended September 24, 1995 and September 25, 1994......................................      6

                    Notes to Consolidated Financial Statements..............................................      8

Item 2.             Management's Discussion and Analysis of
                       Financial Condition and Results of Operations........................................     12


PART II             OTHER INFORMATION

Item 6.             Exhibits and Reports on Form 8-K........................................................     20


Signatures .................................................................................................     21

Exhibit Index...............................................................................................     22


                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                (dollars in thousands, except per share amounts)


                                                                                      September 24,      December 25,
                                                                                         1995               1994
                                                                                     -------------     --------------

                                     ASSETS

Current assets:
   Cash and cash equivalents.....................................................   $   49,490        $    9,634
   Short-term investments, at market value (amortized cost of $4,900 in 1995
      and $9,046 in 1994)........................................................        5,088             8,893
   Receivables (less allowance for bad debts of $923 in 1995 and $740 in 1994)...        8,553             7,396
   Inventories...................................................................        9,325             5,159
   Prepaid and other current assets..............................................        5,829             2,887
                                                                                     -------------     --------------
      Total current assets.......................................................       78,285            33,969
Property and equipment, net......................................................      143,309           114,729
Goodwill, net....................................................................       26,481            21,113
Franchise interest and rights, net...............................................        5,949             6,401
Other assets.....................................................................        3,812             3,802
                                                                                     -------------     --------------
                                                                                    $  257,836        $  180,014
                                                                                     =============     ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Demand note and current portion of notes payable and capitalized lease
      obligations................................................................   $      942        $    3,505
   Current portion of obligations under noncompetition and consulting agreement..          220               220
   Accounts payable..............................................................       10,725            10,750
   Accrued expenses and other current liabilities................................       19,089            16,713
   Accrued dividends.............................................................           --             1,269
   Accrued income taxes..........................................................        2,370             1,169
                                                                                     -------------     --------------
      Total current liabilities..................................................       33,346            33,626
                                                                                     -------------     --------------
Non-current liabilities:
   Notes payable and capitalized lease obligations - less current portion........       25,558            34,312
   Franchise deposits............................................................        1,300             1,355
   Obligations under noncompetition and consulting agreement - less current
      portion....................................................................          440               660
   Deferred income taxes.........................................................          134               715
                                                                                     -------------     --------------
      Total non-current liabilities..............................................       27,432            37,042
                                                                                     -------------     --------------
      Total liabilities..........................................................       60,778            70,668
Minority interest in joint venture...............................................          688               558
Commitments and contingencies (Notes 3 and 4)
Stockholders' equity:
   Preferred stock - par value $0.01 per share:  authorized - 1,000,000 shares;
      no shares issued...........................................................           --                --
   Common stock - par value $0.01 per share:  authorized - 125,000,000 shares;
      issued - 31,253,309 shares in 1995 and 28,295,479 shares in 1994...........          312               283
   Additional paid-in capital....................................................      146,788            78,675
   Retained earnings.............................................................       50,002            30,775
   Unrealized gain (loss) on short-term investments, net of income taxes.........          117               (96)
                                                                                     -------------     --------------
                                                                                       197,219           109,637
   Treasury stock - 281,772 shares in 1995 and 1994, at cost.....................         (849)             (849)
                                                                                     -------------     --------------
      Total stockholders' equity.................................................      196,370           108,788
                                                                                     -------------     --------------
                                                                                    $  257,836        $  180,014
                                                                                     =============     ==============

                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                    (in thousands, except per share amounts)


                                                               13 Weeks Ended                       39 Weeks Ended
                                                     -----------------------------------  ----------------------------------
                                                      September 24,      September 25,     September 24,     September 25,
                                                          1995               1994              1995              1994
                                                     ----------------   ----------------  ----------------   ---------------
Revenues:
   Company restaurant sales.......................    $  76,965          $  58,457          $ 216,106         $ 163,163
   Franchise income...............................       11,116              8,046             31,215            22,062
                                                     ----------------   ---------------   ----------------  ----------------
      Total operating revenues....................       88,081             66,503            247,321           185,225
                                                     ----------------   ---------------   ----------------  ----------------
Cost of Company restaurant sales:
   Food and beverage..............................       21,375             16,768             61,236            47,645
   Labor..........................................       24,284             18,585             68,413            52,248
   Direct and occupancy...........................       18,708             14,088             51,893            39,559
   Pre-opening expense............................          326                559              1,382             1,326
                                                     ----------------   ---------------   ----------------  ----------------
      Total cost of Company restaurant sales......       64,693             50,000            182,924           140,778
                                                     ----------------   ---------------   ----------------  ----------------
General and administrative expenses...............        9,292              6,923             27,681            20,837
Merger costs......................................           --                 --              1,770                --
Amortization of intangible assets.................          588                517              1,698             1,582
Loss on disposition of restaurants and equipment..           60                222                166               733
                                                     ----------------   ---------------   ----------------  ----------------
Operating earnings................................       13,448              8,841             33,082            21,295
                                                     ----------------   ---------------   ----------------  ----------------
Other income (expense):
   Investment income..............................          563                302              1,010               793
   Interest expense...............................         (833)              (673)            (2,126)           (1,357)
   Other income...................................          111                 55                264               168
                                                     ----------------   ---------------   ----------------  ----------------
      Total other income (expense)................         (159)              (316)              (852)             (396)
                                                     ----------------   ---------------   ----------------  ----------------
Earnings before income taxes......................       13,289              8,525             32,230            20,899
Income taxes......................................        5,050              2,431             12,854             6,527
                                                     ----------------   ---------------   ----------------  ----------------

Net earnings......................................        8,239              6,094             19,376            14,372
Pro forma provision for income taxes
   of pooled companies............................           --                678                 73             1,298
                                                     ----------------   ---------------   ----------------  ----------------
Pro forma net earnings............................    $   8,239          $   5,416          $  19,303          $ 13,074
                                                     ================   ===============   ================  ================

Pro forma net earnings per common share...........    $    0.28          $    0.20          $    0.67          $   0.47
                                                     ================   ===============   ================  ================

Weighted average shares outstanding...............       29,821             27,988             28,715            27,957


                       See notes to consolidated financial statements.


                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                             (dollars in thousands)


                                                                                       Unrealized
                                                                                       Gain (Loss)
                                                             Additional                    on                   Total
                                         Common Stock          Paid-In     Retained    Short-Term  Treasury  Stockholders'
                                       Shares      Amount      Capital     Earnings    Investments  Stock       Equity
                                   ------------- ----------- ---------- -------------- ----------- --------- --------------


Balance, December 25, 1994........   28,295,479    $  283    $  78,675    $ 30,775     $  (96)     $ (849)     $108,788

   Issuance of common stock from
      public offering.............    2,415,000        24       60,435        --          --          --         60,459
   Stock options exercised:
      Company.....................      542,830         5        4,258        --          --          --          4,263
      IRC.........................         --        --          1,333        --          --          --          1,333
   Income tax benefit upon exercise
      of stock options............         --        --          1,938        --          --          --          1,938
   Unrealized gain on short-term
      investments, net of income
      taxes.......................         --        --            --          --         213         --            213
   Pro forma provision for income
      taxes of pooled company.....         --        --            --           73        --          --             73
   Reclassification of net income
      of IRC partnerships.........         --        --            149        (149)       --          --            --
   Pro forma net earnings.........         --        --            --       19,303        --          --         19,303
                                   ------------- ----------- ---------- -------------- ----------- ---------- -------------

Balance, September 24, 1995.......   31,253,309    $  312    $ 146,788    $ 50,002     $  117      $ (849)     $196,370
                                   ============= =========== ========== ============== =========== ========== =============






                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (dollars in thousands)


                                                                                       39 Weeks Ended
                                                                              ----------------------------------
                                                                               September 24,    September 25,
                                                                                   1995             1994
                                                                              ----------------  ----------------
        CASH FLOWS FROM OPERATING ACTIVITIES:
            Pro forma net earnings......................................      $    19,303       $   13,074
            Adjustments to reconcile pro forma net earnings to net
               cash provided by operating activities:
               Depreciation and amortization............................            8,443            6,157
               Amortization of intangible assets........................            1,698            1,582
               Gain on sale of investments..............................              (66)            (112)
               Deferred income tax benefit..............................             (673)            (139)
               Loss on disposition of restaurants and equipment.........              166              533
               Pro forma provision for income taxes of pooled companies.               73            1,298
            Changes in assets and liabilities (exclusive of effects of acquisitions):
               Receivables..............................................           (1,157)             454
               Inventories..............................................           (4,166)          (3,710)
               Prepaid and other current assets.........................           (2,978)              64
               Accounts payable.........................................              (25)          (1,993)
               Accrued expenses and other current liabilities...........            2,376            3,146
               Accrued income taxes.....................................            1,201             (258)
               Franchise deposits.......................................              (55)              48
               Other....................................................              583             (545)
                                                                              ----------------  ----------------
               NET CASH PROVIDED BY OPERATING ACTIVITIES................           24,723           19,599
                                                                              ----------------  ----------------
        CASH FLOWS FROM INVESTING ACTIVITIES:
           Purchases of short-term investments.........................                --           (6,159)
           Maturities and sales of short-term investments..............             4,212            2,042
           Purchases of property and equipment.........................           (32,145)         (31,634)
           Acquisition of restaurants..................................            (9,682)          (3,315)
           Proceeds from sale of restaurants and equipment.............                39            1,458
                                                                              ----------------  ----------------
              NET CASH USED BY INVESTING ACTIVITIES....................           (37,576)         (37,608)
                                                                              ----------------  ----------------
        CASH FLOWS FROM FINANCING ACTIVITIES:
           Proceeds from issuance of common stock......................            60,459               --
           Dividends paid..............................................            (1,269)            (879)
           Cash transactions of pooled companies prior to acquisition,
              net......................................................                --           (2,393)
           Issuance of common stock upon exercise of stock options.....             5,596              500
           Income tax benefit upon exercise of stock options...........             1,938              200
           Proceeds from issuance of notes payable.....................             8,087           26,532
           Payments on notes payable...................................           (22,012)          (7,498)
           Payments under noncompetition and consulting agreement......              (220)            (244)
           Minority interest in net earnings of joint venture..........               130               61
                                                                              ----------------  ----------------
              NET CASH PROVIDED BY FINANCING ACTIVITIES................            52,709           16,279
                                                                              ----------------  ----------------
        NET INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS............................................            39,856           (1,730)
        CASH AND CASH EQUIVALENTS, beginning of period.................             9,634            8,054
                                                                              ----------------  ----------------
        CASH AND CASH EQUIVALENTS, end of period.......................       $    49,490       $    6,324
                                                                              ================  ================


                 See notes to consolidated financial statements.


                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                   (Unaudited)
                             (dollars in thousands)


                                                                                          39 Weeks Ended
                                                                                -----------------------------------
                                                                                 September 24,      September 25,
                                                                                     1995                1994
                                                                                ----------------   -----------------

SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:
   Cash paid during the 39 week period for:
      Income taxes.....................................................        $    10,348         $     7,142
                                                                                ================   =================
      Interest............................................................     $     2,156         $     1,220
                                                                                ================   =================


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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Basis of Presentation

The consolidated financial statements of Applebee's International, Inc. and subsidiaries (the "Company") included in this Form 10-Q have been prepared without audit (except that the balance sheet information as of December 25, 1994 has been derived from consolidated financial statements which were audited) in accordance with the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Current Report on Form 8-K dated September 6, 1995.

The Company believes that all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Beginning in fiscal 1995, the cost of meals provided to employees and other complimentary meals have been classified as labor costs and direct and occupancy costs, respectively. Previously, the retail price of such meals was reflected in Company restaurant sales with corresponding amounts reflected as labor costs or direct and occupancy costs. The consolidated financial statements for the 13 weeks and 39 weeks ended September 25, 1994 have been reclassified to conform to the presentation for the 13 weeks and 39 weeks ended September 24, 1995, the effects of which were not material.

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

                                                                              Pro Forma          Pro Forma
                                        Company               IRC            Adjustments         Combined
                                    -----------------  ------------------ ------------------ ------------------
         13 Weeks Ended
         March 26, 1995:
            Net sales..........       $    52,199        $    13,822        $       --         $    66,021
            Net earnings.......       $     5,519        $       577        $   (1,843)        $     4,253
         13 Weeks Ended
         September 25, 1994:
            Net sales..........       $    45,225        $    13,232        $       --         $    58,457
            Net earnings.......       $     4,820        $       631        $      (35)        $     5,416
         39 Weeks Ended
         September 25, 1994:
            Net sales..........       $   123,763        $    39,400        $       --         $   163,163
            Net earnings.......       $    11,267        $     1,974        $     (167)        $    13,074

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

Other restaurant acquisitions: On April 3, 1995, the Company acquired the operations of five franchise restaurants and the related furniture and fixtures, certain land and leasehold improvements for a total purchase price of $9,682,000. The acquisition was accounted for as a purchase, and accordingly, the purchase price has been allocated to the fair value of net assets acquired and resulted in an allocation to goodwill of $6,432,000. In connection with this acquisition, the Company also recorded capitalized lease obligations of $2,608,000. The 1995 financial statements reflect the results of operations of such restaurants subsequent to the date of acquisition. Results of operations of such restaurants prior to acquisition were not material in relation to the Company's operating results for the periods shown.

3.    Commitments and Contingencies

Litigation, claims and disputes: The Company is using assets owned by a former Texas franchisee in the operation of two restaurants under a purchase rights agreement which required the Company to make certain payments to the franchisee's lender. In 1991, a dispute arose between the lender and the Company over the amount of the payments due the lender. Based upon a then current independent appraisal, the Company offered to settle the dispute and purchase the assets for $1,000,000 in 1991. The lender rejected the Company's offer and claimed that the Company had guaranteed the entire $2,400,000 debt of the franchisee. In November 1992, the lender was declared insolvent by the FDIC and has since been liquidated. The Company has been contacted by the FDIC, and in 1993, the Company offered to settle the issue and purchase the assets at the three restaurants then being operated for $182,000. The Company has since closed one of the restaurants and has recently lowered its offer to $120,000 to settle the issue and purchase the assets at the two remaining restaurants. The FDIC has declined to accept the Company's offer, indicating instead its preliminary position that the Company should pay the entire debt of the franchisee. The Company has decided to close one of the two remaining restaurants, and does not currently intend to make an additional settlement offer to the FDIC. In the event that the Company were to pay an amount determined to be in excess of the fair market value of the assets, the Company will recognize a loss at the time of such payment.

In addition, the Company is involved in various legal actions arising in the normal course of business. While the resolution of any of such actions or the matter described above may have an impact on the financial results for the period in which it is resolved, the Company believes that the ultimate disposition of these matters will not, in the aggregate, have a material adverse effect upon its business or consolidated financial position.

Franchise financing: The Company entered into an agreement in 1992 with a financing source to provide up to $75,000,000 of financing to Company franchisees to fund development of new franchise restaurants. Up to $25,000,000 of the $75,000,000 available under the agreement could be used by franchisees for short-term construction financing. The Company provided a limited guaranty of loans made under the agreement. The Company's recourse obligation of the construction financing portion of the facility is capped at $2,500,000. When the short-term construction loans are converted to long-term loans, the Company's maximum recourse obligation is reduced from 10% to 6.7% of the $75,000,000 facility. The Company's recourse obligations are reduced beginning in the second year of each long-term loan and thereafter decrease ratably to zero after the seventh year of each loan. At September 24, 1995, approximately $44,447,000 had been funded through this financing source and various loans were in process. The Company has not been apprised of any defaults under this agreement by franchisees. This agreement expired on December 31, 1994 and was not renewed, although some loan commitments as of the termination date may thereafter be funded until December 31, 1995.

Severance agreements: The Company has severance and employment agreements with certain officers providing for severance payments to be made in the event the employee resigns or is terminated related to a change in control (as defined in the agreements). If the severance payments had been due as of September 24, 1995, the Company would have been required to make payments aggregating approximately $5,600,000. In addition, the Company has severance and employment agreements with certain officers which contain severance provisions not related to a change in control, and such provisions would have required aggregate payments of approximately $3,000,000 if such officers had been terminated as of September 24, 1995.

4.    Financing

In February 1995, the Company obtained a $20,000,000 unsecured bank revolving credit facility which expires on December 31, 1997. The revolving credit facility bears interest at LIBOR plus 0.60% or the prime rate, at the Company's option, and requires the Company to pay a commitment fee of 0.15% on any unused portion of the facility. As of September 24, 1995, no amounts were outstanding under the facility. The revolving credit facility contains various covenants and restrictions which, among other things, require the maintenance of a stipulated fixed charge coverage ratio and minimum consolidated net worth, as defined, and also limit additional indebtedness in excess of specified amounts. The revolving credit facility also restricts the amount of retained earnings available for the payment of cash dividends. The Company is currently in compliance with such covenants.

5.    Public Offering of Common Stock

On July 28, 1995, the Company completed a public offering of its common stock consisting of 2,100,000 shares sold by the Company and 300,000 shares sold by certain stockholders of the Company. In addition, the Company and the selling stockholders granted the underwriters an option to purchase 315,000 and 45,000 shares, respectively, to cover over-allotments, which was exercised on August 9, 1995. Net proceeds of $60,459,000, after expenses, were received from the offering. A portion of the net proceeds of the offering was used to retire approximately $12,500,000 of secured debt assumed in certain recent acquisitions and to repay the outstanding balance of the Company's revolving credit facility of $5,000,000.

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

The Company operates on a 52 or 53 week fiscal year ending on the last Sunday in December. The 1995 fiscal year will contain 53 weeks. The Company's fiscal quarters ended September 24, 1995 and September 25, 1994 each contained 13 weeks, and are referred to hereafter as the "1995 quarter" and the "1994 quarter," respectively. The 39 week periods ended September 24, 1995 and September 25, 1994 are referred to hereafter as the "1995 year-to-date period" and the "1994 year-to-date period," respectively.


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


                                                                  13 Weeks Ended                39 Weeks Ended
                                                           ----------------------------- -----------------------------
                                                           September 24,  September 25,  September 24,  September 25,
                                                               1995           1994           1995           1994
                                                           -------------- -------------- ------------- ----------------
Revenues:
   Company restaurant sales............................         87.4%          87.9%          87.4%          88.1%
   Franchise income....................................         12.6           12.1           12.6           11.9
                                                           -------------- -------------- ------------- ----------------
      Total operating revenues.........................        100.0%         100.0%         100.0%         100.0%
                                                           ============== ============== ============= ================
Cost of Company restaurant sales (as a percentage of
   Company restaurant sales):
   Food and beverage...................................         27.8%          28.7%          28.3%          29.2%
   Labor...............................................         31.6           31.8           31.7           32.0
   Direct and occupancy................................         24.3           24.1           24.0           24.3
   Pre-opening expense.................................          0.4            0.9            0.6            0.8
                                                           -------------- -------------- ------------- ----------------
      Total cost of Company restaurant sales...........         84.1%          85.5%          84.6%          86.3%
                                                           ============== ============== ============= ===============

General and administrative expenses....................         10.5%          10.4%          11.2%          11.2%
Merger costs...........................................           --             --            0.7             --
Amortization of intangible assets......................          0.7            0.8            0.7            0.9
Loss on disposition of restaurants and equipment.......          0.1            0.3            0.1            0.4
                                                           -------------- -------------- ------------- ---------------
Operating earnings.....................................         15.3           13.3           13.4           11.5
                                                           -------------- -------------- ------------- ---------------
Other income (expense):
   Investment income...................................          0.6            0.4            0.4            0.4
   Interest expense....................................         (0.9)          (1.0)          (0.9)          (0.7)
   Other income........................................          0.1            0.1            0.1            0.1
                                                           -------------- -------------- ------------- ---------------
      Total other income (expense).....................         (0.2)          (0.5)          (0.4)          (0.2)
                                                           -------------- -------------- ------------- ---------------
Earnings before income taxes...........................         15.1           12.8           13.0           11.3
Income taxes (including pro forma provision
   for income taxes of pooled companies)...............          5.7            4.7            5.2            4.2
                                                           -------------- -------------- ------------- ---------------
Pro forma net earnings.................................          9.4%           8.1%           7.8%           7.1%
                                                           ============== ============== ============= ===============

The following table sets forth certain unaudited restaurant data relating to Company and franchise restaurants, as reported to the Company by franchisees.

                                                                  13 Weeks Ended                 39 Weeks Ended
                                                            ----------------------------  -----------------------------
                                                             September 24,  September 25,  September 24,  September 25,
                                                                 1995           1994           1995           1994
                                                            -------------  -------------  -------------- --------------
Number of restaurant openings:
   Applebee's:
      Company owned or operated.........................           3              7             16             15
      Franchise.........................................          33             28             91             71
      Total Applebee's..................................          36             35            107             86
   Rio Bravo Cantinas...................................           1              1              3              2
Restaurants open (end of period):
   Applebee's:
      Company owned or operated(1)......................         118             90            118             90
      Franchise.........................................         494            356            494            356
      Total Applebee's..................................         612            446            612            446
   Rio Bravo Cantinas...................................          15             11             15             11
   Specialty restaurants................................           4              4              4              4
   Total................................................         631            461            631            461
Weighted average weekly sales per restaurant:
   Applebee's:
      Company owned.....................................     $40,895        $40,953        $40,644        $40,668
      Company owned or operated(1)......................     $40,663        $40,599        $40,404        $40,122
      Franchise.........................................     $41,445        $41,246        $41,717        $41,274
      Total Applebee's..................................     $41,292        $41,115        $41,458        $41,039
   Rio Bravo Cantinas...................................     $66,598        $69,949        $66,726        $72,080
Change in comparable restaurant sales(2):
   Applebee's:
      Company owned.....................................         0.8%           1.5%           1.3%           3.4%
      Company owned or operated(1)......................         0.9%           1.3%           1.5%           3.2%
      Franchise.........................................         1.0%           1.3%           1.8%           2.8%
      Total Applebee's..................................         0.9%           1.3%           1.7%           2.9%
   Rio Bravo Cantinas...................................         1.3%           6.1%           1.1%          10.7%

--------
(1) Company owned or operated data include two Texas restaurants operated by the Company under a management agreement since July 1990.

(2) When computing comparable restaurant sales, restaurants open for at least 18 months are compared from period to period.

Company Restaurant Sales. Company restaurant sales for the 1995 and 1994 quarters and the 1995 and 1994 year-to-date periods were as follows (in thousands):

                                                   13 Weeks Ended
                                     September 24,  September 25,    Increase
                                         1995           1994        (Decrease)
                                     -------------  -------------  -------------
 Applebee's........................    $  60,810      $  45,225      $ 15,585
 Rio Bravo Cantinas................       12,654          9,723         2,931
 Specialty restaurants.............        3,501          3,509            (8)
                                     -------------  -------------  -------------
    Total..........................    $  76,965      $  58,457      $ 18,508
                                     =============  =============  =============

                                                   39 Weeks Ended
                                     September 24,  September 25,    Increase
                                         1995           1994        (Decrease)
                                     -------------  -------------  -------------
 Applebee's........................    $ 170,583      $ 123,763      $ 46,820
 Rio Bravo Cantinas................       34,964         27,823         7,141
 Specialty restaurants.............       10,559         11,577        (1,018)
                                     -------------  -------------  -------------
    Total..........................    $ 216,106      $ 163,163      $ 52,943
                                     =============  =============  =============


Overall Company restaurant sales increased 32% in both the 1995 quarter and the 1995 year-to-date period. Sales for Company owned Applebee's restaurants increased 34% and 38% in the 1995 quarter and the 1995 year-to-date period, respectively, due primarily to Company restaurant openings, sales from the five Philadelphia restaurants acquired in April 1995, and a menu price increase implemented in mid-July 1994. The increases in sales for the Rio Bravo Cantina restaurants resulted primarily from Company restaurant openings and increases in comparable restaurant sales. The decrease in sales for the specialty restaurants in both the 1995 quarter and the 1995 year-to-date period was due to the conversion of two Casa Gallardo restaurants to Rio Bravo Cantina restaurants subsequent to the end of the first quarter of 1994.

Comparable restaurant sales at Company owned Applebee's restaurants increased by 0.8% and 1.3% in the 1995 quarter and the 1995 year-to-date period, respectively. The Company does not expect significant comparable restaurant sales increases and may experience comparable restaurant sales decreases for the remainder of the 1995 fiscal year for Company owned Applebee's restaurants, as many of its restaurants are operating near sales capacity and are experiencing increased competition in certain markets.

Comparable restaurant sales for the Rio Bravo Cantina restaurants increased by 1.3% and 1.1% in the 1995 quarter and the 1995 year-to-date period, respectively, although weighted average weekly sales declined from $69,949 in the 1994 quarter to $66,598 in the 1995 quarter and from $72,080 in the 1994 year-to-date period to $66,726 in the 1995 year-to-date period. The decrease in weighted average weekly sales in both periods was due primarily to the lower than average sales volumes of three of the new restaurants opened subsequent to the end of the first quarter of 1994. Two of the restaurants were opened in a market where there was already an existing Rio Bravo Cantina restaurant and one of the other new restaurants is open only for dinner.

Weighted average weekly sales at Company owned Applebee's restaurants continue to be adversely affected by the southern California and Texas territories where the weighted average weekly sales of Company owned Applebee's restaurants were approximately $27,000 and $33,000, respectively, in both the 1995 quarter and the 1995 year-to-date period. When entering highly competitive new markets, or territories where the Company has not yet established a market presence, early sales levels and profit margins are expected to be lower than in markets where the Company has a concentration of restaurants or has established customer awareness. Weighted average weekly sales in the Texas market have been improving steadily throughout 1995 and operating margins have improved accordingly;
however, the California market has not yet shown substantial improvements in either weighted average weekly sales or operating margins. The Company believes that the opening of additional restaurants in these territories will result in increased market penetration, advertising effectiveness and customer awareness, thereby ultimately increasing restaurant sales levels and related margins.

Franchise Income. Franchise income increased $3,070,000 (38%) from $8,046,000 in the 1994 quarter to $11,116,000 in the 1995 quarter. Franchise income increased $9,153,000 (41%) from $22,062,000 in the 1994 year-to-date period to $31,215,000 in the 1995 year-to-date period. Such increases were due primarily to the increased number of franchise restaurants operating during the 1995 quarter and the 1995 year-to-date period as compared to the 1994 quarter and the 1994 year-to-date period. Franchise restaurant weighted average weekly sales increased 0.5% and 1.1% in the 1995 quarter and the 1995 year-to-date period, respectively, and comparable franchise restaurant sales increased 1.0% and 1.8% in the 1995 quarter and the 1995 year-to-date period, respectively. The remaining increases in franchise income were due to increases in franchise fees of $145,000 in the 1995 quarter and $592,000 in the 1995 year-to-date period resulting from increases in the number of franchise restaurant openings from 28 in the 1994 quarter to 33 in the 1995 quarter and from 71 in the 1994 year-to-date period to 91 in the 1995 year-to-date period.

Cost of Company Restaurant Sales. Food and beverage costs decreased from 28.7% and 29.2% in the 1994 quarter and the 1994 year-to-date period, respectively, to 27.8% and 28.3% in the 1995 quarter and the 1995 year-to-date period, respectively. These decreases resulted primarily from increased operational efficiencies. In addition, the decrease in the 1995 year-to-date period was due, in part, to the menu price increase implemented in mid-July 1994 at Applebee's restaurants. Such decrease was partially offset by an increase in food costs in the second quarter of 1995 as a result of the winter flooding in California which caused shortages of certain produce items and a significant increase in related costs. The Company did not increase its menu prices to offset the effects of such increased costs. In addition, food and beverage costs were negatively impacted by the effect of the continued decline in beverage sales, as a percentage of overall Company restaurant sales, from 20.6% and 21.0% in the 1994 quarter and the 1994 year-to-date period, respectively, to 18.1% and 19.0% in the 1995 quarter and the 1995 year-to-date period, respectively, as margins on alcoholic beverage sales are higher than those for food sales. Management believes that the reduction in beverage sales is due in part to the continuation of the overall trend toward increased awareness of responsible alcohol consumption.

Labor costs decreased from 31.8% and 32.0% in the 1994 quarter and the 1994 year-to-date period, respectively, to 31.6% and 31.7% in the 1995 quarter and the 1995 year-to-date period, respectively. Labor costs, as a percentage of sales, in both the 1995 quarter and the 1995 year-to-date period were positively impacted by an overall reduction in workers' compensation insurance costs due to favorable historical claims experience, and improved hourly labor efficiency, but were adversely affected by the lower sales volumes in the southern California and Texas markets.

Direct and occupancy costs increased from 24.1% in the 1994 quarter to 24.3% in the 1995 quarter, but decreased from 24.3% in the 1994 year-to-date period to 24.0% in the 1995 year-to-date period. The increase in the 1995 quarter was due primarily to higher utility costs. The decrease in the 1995 year-to-date period was due primarily to a decrease in rent expense resulting from an increase in the proportion of owned versus leased properties and lower levels of advertising expenditures. The southern California and Texas markets continue to have a negative impact on overall direct and occupancy costs due to the absorption of such expenses, which are primarily fixed in nature, over a lower sales base in those markets.

General and Administrative Expenses. General and administrative expenses increased slightly from 10.4% in the 1994 quarter to 10.5% in the 1995 quarter and were 11.2% in both the 1994 year-to-date period and the 1995 year-to-date period. General and administrative expenses increased by $2,369,000 and $6,844,000 during the 1995 quarter and the 1995 year-to-date period, respectively, compared to the 1994 quarter and the 1994 year-to-date period, respectively. These increases resulted from the costs of additional personnel associated with the Company's development efforts and system-wide expansion, higher incentive compensation expense, and related fringe benefit costs. A portion of the increase was due to an increase in the Company's training costs relating to new Company and franchise restaurant openings and the training of restaurant managers.

The Company continues to realize operating losses or nominal income for the Texas restaurants it operates under an agreement with a former franchisee. Income of $24,000 and $92,000 was realized during the 1995 quarter and the 1995 year-to-date period, respectively, while losses of $26,000 and $271,000 were realized during the 1994 quarter and the 1994 year-to-date period, respectively. Such amounts are included in general and administrative expenses in the accompanying consolidated statements of operations. The increase in profitability in both the 1995 quarter and the 1995 year-to-date period resulted primarily from the closing of one of the three Texas restaurants during the second quarter of 1994. In October 1995, the Company decided that it will close one more of these restaurants in the first quarter of 1996 and is continuing to evaluate its future strategy for the one restaurant that will remain open. The estimated loss on disposition of this restaurant of approximately $275,000 will be recognized in the fourth quarter of 1995.

The Company is using assets owned by a former Texas franchisee in the operation of these restaurants under a purchase rights agreement which required the Company to make certain payments to the franchisee's lender. In 1991, a dispute arose between the lender and the Company over the amount of the payments due the lender. Based upon a then current independent appraisal, the Company offered to settle the dispute and purchase the assets for $1,000,000 in 1991. The lender rejected the Company's offer and claimed that the Company had guaranteed the entire $2,400,000 debt of the franchisee. In November 1992, the lender was declared insolvent by the FDIC and has since been liquidated. The Company has been contacted by the FDIC, and in 1993, the Company offered to settle the issue and purchase the assets at the three restaurants then being operated for $182,000. The Company has since closed one of the restaurants and has recently lowered its offer to $120,000 to settle the issue and purchase the assets at the two remaining restaurants. The FDIC has declined to accept the Company's offer, indicating instead its preliminary position that the Company should pay the entire debt of the franchisee. The Company has decided to close one of the two remaining restaurants, and does not currently intend to make an additional settlement offer to the FDIC. In the event that the Company were to pay an amount determined to be in excess of the fair market value of the assets, the Company will recognize a loss at the time of such payment. While the resolution of this matter may have an impact on the financial results for the period in which it is resolved, the Company believes that the ultimate disposition of this matter will not have a material adverse effect upon its business or consolidated financial position.

In January 1991, the Company's franchisee in Houston, Texas declared bankruptcy and as a result, the management of the five franchise restaurants then operated was transferred to a prospective franchisee who subsequently closed two restaurants. In August 1992, the prospective franchisee was granted a development agreement for the Houston territory and franchise agreements for such restaurants, and in October 1993, the Company provided certain financial assistance to this franchisee in the form of a loan and a renegotiated royalty payment obligation. The Company also subsequently provided a guarantee for an equipment lease. The new franchisee filed for bankruptcy protection in April 1995. The Company has been monitoring the franchisee's performance and evaluating the Company's options relating to the future operational alternatives for this territory. The Company has established reserves which it believes are adequate relating to any receivables from this franchisee and does not anticipate that the franchisee's financial difficulties will have a material adverse effect upon its business or consolidated financial position.

Merger Costs. The Company incurred merger costs of $1,770,000 in the first quarter of 1995 relating to the IRC Merger. The impact of these costs on pro forma net earnings per common share was approximately $0.06 in the first quarter of 1995 and the 1995 year-to-date period.

Loss on Disposition of Restaurants and Equipment. During the second quarter of 1994, the Company recognized a loss of $223,000 resulting from the closure and termination of the lease agreement of one restaurant. This loss was partially offset by a gain of $54,000 resulting from the sale of one restaurant to a new franchisee. In addition, during 1994, the Company began replacing restaurant point-of-sale systems with upgraded systems technology which resulted in a write-off of approximately $200,000 and $550,000 of costs of the existing equipment in the 1994 quarter and the 1994 year-to-date period, respectively.

Interest Expense. Interest expense increased in the 1995 quarter and the 1995 year-to-date period compared to the 1994 quarter and the 1994 year-to-date period primarily as a result of interest related to the $20,000,000 of senior unsecured notes issued in the second quarter of 1994 and borrowings under the revolving credit facility during the 1995 quarter.

Income Taxes. The effective income tax rate, as a percentage of earnings before income taxes, was 38.0% and 40.1% in the 1995 quarter and the 1995 year-to-date period, respectively, compared to 36.5% and 37.4% in the 1994 quarter and the 1994 year-to-date period, respectively. Prior to September 7, 1994, PVNE was classified as an S Corporation and accordingly, stockholders were responsible for paying their proportionate share of federal and certain state income taxes. In addition, the combined earnings of IRC prior to the IRC Merger included earnings of limited partnerships which were not taxable entities for federal and state income tax purposes. The accompanying consolidated statements of earnings reflect provisions for income taxes on a pro forma basis as if the Company were liable for federal and state income taxes on PVNE's earnings prior to September 7, 1994 and the earnings of IRC's limited partnerships prior to the IRC Merger at statutory rates. The increase in the Company's overall effective tax rate in the 1995 year-to-date period was due to the non-deductibility of the merger costs incurred in the first quarter of 1995 relating to the IRC Merger. Excluding such merger costs, the effective income tax rate would have been 38.0% in the 1995 year-to-date period.

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

Capital expenditures were $48,734,000 in 1994 (which includes the acquisition of two franchise restaurants) and $41,827,000 in the 1995 year-to-date period (which includes $9,682,000 related to the Philadelphia Acquisition). The Company currently expects to open at least 27 Applebee's restaurants and four Rio Bravo Cantina restaurants in 1995 and approximately 30 Applebee's restaurants and five Rio Bravo Cantina restaurants in 1996. The Company presently anticipates capital expenditures, including the Philadelphia Acquisition, of approximately $60,000,000 in 1995 and between $60,000,000 and $65,000,000 in 1996 primarily for the development of new restaurants, refurbishments of and capital replacements for existing restaurants, and enhancements to information systems for the Company's restaurants and corporate office. The amount of actual capital expenditures will be dependent upon the proportion of leased versus owned properties, among other things. In addition, if the Company opens more restaurants than it currently anticipates or acquires additional restaurants, its capital requirements will increase accordingly.

In June 1994, the Company completed a $20,000,000 senior unsecured private debt placement with institutional lenders unaffiliated with the Company. In addition, in February 1995, the Company obtained additional long-term debt financing in the form of a $20,000,000 unsecured bank revolving credit facility which expires on December 31, 1997. The debt agreements contain various covenants and restrictions which, among other things, require the maintenance of a stipulated fixed charge coverage ratio and minimum consolidated net worth, as defined, and also limit additional indebtedness in excess of specified amounts. The debt agreements also restrict the amount of retained earnings available for the payment of cash dividends. At September 24, 1995, $30,294,000 of retained earnings was available for the payment of cash dividends. The Company has been and is currently in compliance with the covenants of all of its debt agreements.

On July 28, 1995, the Company completed a public offering of its common stock consisting of 2,100,000 shares sold by the Company and 300,000 shares sold by certain stockholders of the Company. In addition, the Company and the selling stockholders granted the underwriters an option to purchase 315,000 and 45,000 shares, respectively, to cover over-allotments, which was exercised on August 9, 1995. Net proceeds of $60,459,000, after expenses, were received from the offering. A portion of the net proceeds of the offering were used to retire approximately $12,500,000 of debt assumed in connection with the PVNE and IRC Mergers, and to repay the outstanding balance of the Company's revolving credit facility of $5,000,000.

The Company believes that the proceeds from this offering, liquid assets, and cash generated from operations, combined with borrowings available under the $20,000,000 revolving credit facility, will provide sufficient funds for its capital requirements for the foreseeable future. As of September 24, 1995, the Company held liquid assets totaling $54,578,000, consisting of cash and cash equivalents ($49,490,000) and short-term investments ($5,088,000), and no amounts were outstanding under the revolving credit facility.

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

            (b) The Company filed a report on Form 8-K on September 6, 1995 which included consolidated financial statements for the fiscal years ended December 25, 1994, December 26, 1993 and December 27, 1992 as restated for the merger with Innovative Restaurant Concepts, Inc.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       APPLEBEE'S INTERNATIONAL, INC.
                                       (Registrant)


Date:    October 27, 1995              By:  /s/    Abe J. Gustin, Jr.
         -------------------------          --------------------------
                                            Abe J. Gustin, Jr.
                                            Chairman and Chief Executive Officer

Date:    October 27, 1995              By:  /s/    George D. Shadid
         -------------------------          ------------------------
                                            George D. Shadid
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (principal financial officer)

Date:    October 27, 1995              By:  /s/    David R. Smith
         -------------------------          ----------------------
                                            David R. Smith
                                            Vice President and Controller
                                            (principal accounting officer)

                         APPLEBEE'S INTERNATIONAL, INC.
                                  EXHIBIT INDEX



  Exhibit
   Number                          Description of Exhibit
------------- ------------------------------------------------------------------


        27    Financial Data Schedule.