Form 10-K
period 1995-12-31
APPLEBEES INTERNATIONAL INC
filed 1996-03-15
CIK 853665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended            December 31, 1995
                          -----------------------------------------
                                            OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934  [FEE REQUIRED]

For the transition period from                   to
                               -----------------    -----------------
Commission File Number:    000-17962

                         Applebee's International, Inc.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                    43-1461763
-------------------------------            ------------------------------------
 (State or other jurisdiction              (I.R.S. Employer Identification No.)
     of incorporation or
        organization)

          4551 W. 107th Street, Suite 100, Overland Park, Kansas 66207
 ------------------------------------------------------------------------------
              (Address of principal executive offices and zip code)

                                 (913) 967-4000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:   Common Stock,
                                                              par value $.01
                                                              per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.         Yes   X      No
                                               -----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1996 was $667,170,456 based upon the closing sale price on March 1, 1996.

The number of shares of the registrant's common stock outstanding as of March 1, 1996 was 31,031,184.

                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy statement to be filed pursuant to regulation 14A under the Securities Exchange Act of 1934 is incorporated into Part III hereof. Certain Exhibits in
Part IV hereof are incorporated from the Registration Statement filed with the Securities and Exchange Commission on February 13, 1992, as amended, and the Registration Statement filed with the Securities and Exchange Commission on December 20, 1994, as amended.

                         APPLEBEE'S INTERNATIONAL, INC.
                                    FORM 10-K
                       FISCAL YEAR ENDED DECEMBER 31, 1995
                                      INDEX


                                                                                                               Page
PART I

Item 1.         Business................................................................................        3

Item 2.         Properties..............................................................................       15

Item 3.         Legal Proceedings.......................................................................       17

Item 4.         Submission of Matters to a Vote of Security Holders.....................................       17


PART II

Item 5.         Market for Registrant's Common Equity and
                       Related Stockholder Matters......................................................       18

Item 6.         Selected Financial Data.................................................................       19

Item 7.         Management's Discussion and Analysis of
                      Financial Condition and Results of Operations.....................................       20

Item 8.         Financial Statements and Supplementary Data.............................................       28

Item 9.         Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure............................................       28

PART III

Item 10.        Directors and Executive Officers of the Registrant......................................       28

Item 11.        Executive Compensation..................................................................       28

Item 12.        Security Ownership of Certain Beneficial Owners and Management..........................       28

Item 13.        Certain Relationships and Related Transactions..........................................       28


PART IV

Item 14.        Exhibits and Reports on Form 8-K........................................................       29

Signatures..............................................................................................       30


                                     PART I


Item 1.       Business

General

Applebee's International, Inc. and its subsidiaries (the "Company") develops, franchises and operates casual dining restaurants principally under the names "Applebee's Neighborhood Grill & Bar" and "Rio Bravo Cantina."

The Company opened its first restaurant in 1986 and initially developed and operated six restaurants as a franchisee of the Applebee's Division. In March 1988, the Company acquired substantially all the assets of its franchisor, the Applebee's Neighborhood Grill & Bar Division (the "Applebee's Division") of Creative Food 'N Fun Company (an indirect subsidiary of W.R. Grace & Co.). At the time of this acquisition, the Applebee's Division operated 14 restaurants and had ten franchisees, including the Company, operating 41 franchise restaurants.

As of December 31, 1995, there were 666 Applebee's restaurants, of which 538 were operated by franchisees and 128 were owned or operated by the Company. The restaurants were located in 45 states, Canada, the Netherlands, and the Caribbean. During 1995, 162 new restaurants were opened and one restaurant was closed system-wide. The new restaurants were comprised of 135 restaurants opened by franchisees and 27 restaurants opened by the Company.

As part of its long-term growth strategy, the Company acquired the Rio Bravo Cantina chain of Mexican casual dining restaurants in March 1995. As of December 31, 1995, the Company operated 16 Rio Bravo Cantina restaurants in Florida, Georgia and Tennessee and four other specialty restaurants. The Company has begun franchising of the Rio Bravo Cantina concept and expects six to eight franchise restaurants to open in 1996.

The following table sets forth certain unaudited financial information and other restaurant data relating to Company and franchise restaurants, as reported to the Company by franchisees.

                                                                             Fiscal Year Ended
                                                            -----------------------------------------------------
                                                             December 31,        December 25,     December 26,
                                                                 1995                1994             1993
                                                           -----------------  ----------------  -----------------
    Number of restaurant openings:
       Applebee's:
          Company owned or operated....................               27                 23               17
          Franchise....................................              135                122               96
                                                           -----------------  ----------------  -----------------
          Total Applebee's.............................              162                145              113
       Rio Bravo Cantinas..............................                4                  3                2
    Restaurants open (end of period):
       Applebee's:
          Company owned or operated(1) ................              128                 97               75
          Franchise....................................              538                408              286
                                                           -----------------  ----------------  -----------------
          Total Applebee's.............................              666                505              361
       Rio Bravo Cantinas..............................               16                 12                9
       Specialty restaurants(2) .......................                4                  4                6
                                                           -----------------  ----------------  -----------------
       Total...........................................              686                521              376
                                                           =================  ================  =================
    Weighted average weekly sales per restaurant:
       Applebee's:
          Company owned or operated(1).................     $     39,977         $   39,924      $    40,146
          Franchise....................................     $     40,922         $   41,010      $    39,852
          Total Applebee's.............................     $     40,737         $   40,789      $    39,904
       Rio Bravo Cantinas(3) ..........................     $     66,158         $   68,637      $    65,346
    Change in comparable restaurant sales(4):
       Applebee's:
          Company owned or operated(1).................              0.3%               3.7%            12.1%
          Franchise....................................              0.5%               3.1%             7.6%
          Total Applebee's.............................              0.5%               3.2%             8.5%
       Rio Bravo Cantinas..............................              0.9%               9.5%             7.6%
    Total system sales (in thousands):
       Applebee's......................................     $  1,248,383         $  882,515      $   604,813
       Rio Bravo Cantinas..............................           48,135             36,679           24,962
       Specialty restaurants...........................           14,339             14,833           15,652
                                                           -----------------  ----------------  -----------------
          Total........................................     $  1,310,857         $  934,027      $   645,427
                                                           =================  ================  =================



--------
(1) Company owned or operated data includes certain Texas restaurants operated by the Company under a management agreement since July 1990 (three at the end of 1993 and two at the end of 1994 and 1995).
(2) Specialty restaurants as of December 26, 1993 included two restaurants which were subsequently converted to Rio Bravo Cantina restaurants.
(3)  Excludes one restaurant which is open for dinner only.
(4) When computing comparable restaurant sales, restaurants open for at least 18 months are compared from period to period.

The Applebee's System

Concept. Each Applebee's restaurant is designed as an attractive, friendly, neighborhood establishment featuring moderately priced, high quality food and beverage items, table service and a comfortable atmosphere. Applebee's restaurants appeal to a wide range of customers including families with children, young adults and senior citizens.

Applebee's restaurants are designed according to Company specifications and are located in free-standing buildings, end caps of strip shopping centers, and shopping malls. The Company's two current free-standing restaurant prototypes are approximately 5,000 and 5,400 square feet and seat approximately 175 and 200 patrons, respectively. Each Applebee's restaurant has a centrally located bar and many restaurants offer patio seating. The decor of each restaurant incorporates artifacts and memorabilia such as old movie posters, musical instruments and sports equipment along with photographs and magazine and newspaper articles highlighting local history and personalities, giving each restaurant an individual, neighborhood identity.

Menu. Each Applebee's restaurant offers a diverse menu of high quality, moderately priced food and beverage items consisting of traditional favorites and innovative dishes. The restaurants feature a broad selection of entrees, including beef, chicken, seafood and pasta items prepared in a variety of cuisines, as well as appetizers, salads, sandwiches, specialty drinks and desserts. The Company's core menu is supplemented by four food-specific promotions each year. Most restaurants offer beer, wine, liquor and premium specialty drinks. During 1995, alcoholic beverages accounted for 16.4% of Company owned Applebee's restaurant sales. The Company continuously develops and tests new menu items through regional consumer tastings and additional tests in selected Company and franchise restaurants. Franchisees are required to present a menu consisting of approximately 65% of selections from the Company approved list of national core items and approximately 35% of additional items selected from the Company approved list of optional items.

Restaurant Operations. All restaurants are operated in accordance with uniform operating standards and specifications relating to the quality and preparation of menu items, selection of menu items, maintenance and cleanliness of premises, and employee conduct. The Company's operational standards are based upon "QSCVC" quality, service, cleanliness, value and courtesy. All standards and specifications are developed by the Company, with input from franchisees, and applied on a system-wide basis.

Training. The Company has an extensive 10 to 12 week restaurant operations training course for general managers, kitchen managers and other restaurant managers with development or supervisory responsibility over more than one restaurant. The operations training course consists of in-store task-oriented training and formal administrative, customer service, and financial training. A team of Company employed trainers conducts hands-on training for all restaurant employees to ensure compliance with Company standards.

The Company also operates Applebee University, which offers restaurant managers specialized training programs, and conducts regular meetings that emphasize leadership, quality of food preparation, and service. In 1995, the Company conducted 12 Applebee University sessions consisting of approximately four days of continuing education in a classroom setting. The Company, generally through in-restaurant seminars and video presentations, provides periodic training for its restaurant employees regarding topics such as the responsible service of alcohol and food sanitation and storage.

Advertising. The Company has historically concentrated its advertising and marketing efforts primarily on four food-specific promotions each year, with each promotion featuring a specific theme or ethnic cuisine. The Company advertises on a national, regional and local basis, utilizing primarily television, radio and print media. In 1995, the Company spent approximately 3.6% of sales on advertising, including 1.5% contributed to the national advertising pool which develops and funds the specific national promotions. All franchisees are also required to contribute 1.5% to the national advertising account. The remainder of the Company's advertising expenditures are focused on local advertising in areas with Company owned restaurants.

Purchasing. Maintaining high food quality and system-wide consistency is a central focus of the Company's purchasing program. The Company mandates quality standards for all products used in the restaurants and maintains a limited list of approved suppliers from which the Company and its franchisees must select. The Company has negotiated purchasing agreements with most of its approved suppliers which result in volume discounts for the Company and its franchisees, and when necessary, purchases food items to assure sufficient supplies for the system.

Company Applebee's Restaurants

Company Restaurant Openings and Acquisitions. The Company's expansion strategy is to cluster restaurants in targeted markets, thereby increasing consumer awareness and enabling the Company to take advantage of operational, distribution, and advertising efficiencies. The Company's experience in developing markets indicates that market penetration through the opening of multiple restaurants within a particular market results in increased average restaurant sales in that market.

In order to maximize overall system growth, the Company's expansion strategy through 1992 emphasized franchise arrangements with experienced, successful and financially capable restaurant operators. Although the Company continues to expand the Applebee's system across the United States through franchise operations, commencing in 1992, the system growth strategy also included increasing the number of Company restaurants through the direct development of strategic territories and, if available under acceptable financial terms, by selectively acquiring existing franchise restaurants and terminating related development rights held by the selling franchisee. In that regard, the Company has expanded from a total of 31 owned or operated restaurants as of December 27, 1992 to a total of 128 as of December 31, 1995 through the opening of 64 new restaurants and the acquisition of 37 franchise restaurants over the last three years.

The Company anticipates opening at least 30 new Applebee's restaurants in 1996, although it may open more restaurants depending upon the availability of new sites, the rate at which the concept is accepted in new markets, and available capital. The areas in which the Company's restaurants are located and the areas where the Company opened new restaurants or acquired restaurants from franchisees during 1995 are set forth in the following table. The Company currently intends to continue developing restaurants in all of the following areas, with the exception of Atlanta, Georgia.


                                                                            Company            Company
                                                                          Restaurants        Restaurants
                                                                           Opened and           as of
                                                                          Acquired in        December 31,
                                     Area                                     1995               1995
        -------------------------------------------------------------  ------------------  ------------------
        North/Central Texas.........................................             4                 21
        Minneapolis/St. Paul, Minnesota.............................             4                 20
        Detroit/Southern Michigan...................................             5                 18
        New England (includes Massachusetts, Vermont,
          New Hampshire, Rhode Island, Maine and
          parts of Connecticut).....................................             3                 18
        Kansas City, Missouri/Kansas................................             3                 16
        San Diego/Southern California...............................             5                 13
        Atlanta, Georgia............................................            --                  8
        Philadelphia, Pennsylvania..................................             5                  5
        Las Vegas/Reno, Nevada......................................             1                  5
        Albuquerque, New Mexico.....................................             2                  3
        Long Island, New York.......................................            --                  1
                                                                       ------------------  ------------------
                                                                                32                128
                                                                       ==================  ==================

Restaurant Operations. The staff for a typical Applebee's restaurant consists of one general manager, one kitchen manager, three assistant managers and approximately 85 hourly employees. All managers of Company owned restaurants receive a salary, performance bonus based on restaurant sales, profits and adherence to Company standards, and, historically, an annual stock option grant. As of December 31, 1995, the Company employed five Regional Vice Presidents of
Operations/Directors of Operations and 23 District Managers, whose duties include regular restaurant visits and inspections and the ongoing maintenance of the Company standards of quality, service, cleanliness, value, and courtesy. In addition to providing a significant contribution to revenues and operating earnings, Company restaurants are used for many purposes which are integral to the development of the entire system, including testing of new menu items and training of franchise restaurant managers and operating personnel. In addition, the operation of Company restaurants enables the Company to develop and refine its operating standards and specifications further and to understand and better respond to day-to-day management and operating concerns of franchisees.

The Applebee's Franchise System

Franchise Territory and Restaurant Openings. The Company currently has exclusive franchise arrangements with approximately 60 franchisees, including four international franchisees. The Company has generally selected franchisees that are experienced multi-unit restaurants operators who have been involved with other restaurant concepts. The Company's franchisees operate Applebee's restaurants in 38 states, Canada, the Netherlands, and the Caribbean. Virtually all territories in the contiguous 48 states have been granted to franchisees or designated for Company development.

As of December 31, 1995, there were 538 franchise restaurants. Franchisees opened 96 restaurants in 1993, 122 restaurants in 1994, and 135 restaurants in 1995. The Company anticipates more than 100 franchise restaurant openings in 1996.

Development of Restaurants. The Company makes available to franchisees the physical specifications for a typical restaurant, retaining the right to prohibit or modify the use of any plan. Each franchisee, with assistance from the Company, is responsible for selecting the site for each restaurant within its territory, subject to Company approval. The Company conducts a physical inspection, reviews any proposed lease or purchase agreement, and makes available demographic studies.

Domestic Franchise Arrangements. Each Applebee's franchise arrangement consists of a development agreement and separate franchise agreements. Development agreements grant the exclusive right to develop a number of restaurants in a designated geographical area. The term of a domestic development agreement is generally 20 years. A separate franchise agreement is entered into by the franchisee relating to the operation of each restaurant which has a term of 20 years and permits renewal for up to an additional 20 years in accordance with the terms contained in the then current franchise agreement (including the then current royalty rates and advertising fees) and upon payment of an additional franchise fee.

For each restaurant developed, a franchisee is currently obligated to pay to the Company a royalty fee equal to 4% of the restaurant's monthly gross sales. The Company's current form of development agreement requires an initial franchise fee of $35,000 for each restaurant developed during its term. The terms, royalties and advertising fees under a limited number of franchise agreements and the franchise fees under older development agreements vary from the currently offered arrangements.

Advertising. Domestic franchisees are required to spend at least 1.5% of annual gross sales on local advertising and promotional activities, in addition to their 1.5% annual contribution to the national advertising account. Franchisees also promote the opening of each restaurant and the Company, subject to certain conditions, reimburses the franchisee for 50% of the out-of-pocket opening advertising expenditures, up to a maximum of $2,500. The Company can increase the combined amount of the monthly advertising fee and the amount required to be spent on local advertising and promotional activities to a maximum of 5% of gross sales.

Training and Support. The Company provides ongoing advice and assistance to franchisees in connection with the operation and management of each restaurant through training sessions, meetings, seminars, on-premises visits, and by written or other material. Such advice and assistance relates to revisions to operating manual policies and procedures, and new developments, techniques, and improvements in restaurant management, food and beverage preparation, sales promotion, and service concepts.

Quality Control. The Company continuously monitors franchisee operations and inspects restaurants, principally through its full-time franchise consultants (22 at December 31, 1995) who report to the Company's Executive Director of
Franchise Operations. The Company makes both scheduled and unannounced inspections of restaurants to ensure that only approved products are in use and that Company prescribed practices and procedures are being followed. A minimum of three planned visits are made each year, during which a representative of the Company conducts an inspection and consultation at each restaurant. Franchisees must comply with the Company's high standards of quality, service, cleanliness, value, and courtesy. The Company has the right to terminate a franchise if a franchisee does not operate and maintain a restaurant in accordance with the Company's requirements.

Franchise Business Council. The Company maintains a Franchise Business Council which provides advice to the Company regarding operations, marketing, product development and other aspects of restaurant operations for the purpose of improving the franchise system. As of December 31, 1995, the Franchise Business Council consisted of seven franchisee representatives and two members of the Company's management. One of the franchisee representatives is a permanent member and any franchisee who operates at least 10% of the total number of system restaurants is reserved a seat (currently one franchisee). The remaining franchisee representatives are elected prior to and announced at the annual franchise convention. In early 1996, the Franchise Business Council was increased to eight franchisee representatives (including one from a franchisee with five or less restaurants) and three members of the Company's management.

International Franchise Agreements. The Company has begun pursuing international franchising of the Applebee's concept under a long-term strategy of controlled expansion. This strategy includes seeking highly qualified franchisees with the resources to open multiple restaurants in each territory and the familiarity with the specific local business environment. The Company is currently focusing on international franchising in Canada, Europe and the Mediterranean region.

In this regard, the Company currently has three development agreements with European franchisees. The agreements involve the potential development of more than 35 Applebee's restaurants over several years in the Benelux region of Northern Europe, Germany and Sweden. One restaurant was opened during 1995 in the Netherlands, and franchisees opened restaurants in Canada and the Caribbean in both 1994 and 1995. In addition, the Company is in negotiations with potential franchisees for several other countries. In early 1996, the Company became aware that its Caribbean franchisee was experiencing financial difficulties unrelated to the operations of its restaurants, and as a result, may sell two of its three leased properties and close such restaurants.

The success of further international expansion will be dependent upon, among other things, foreign acceptance of the Applebee's concept, and the Company's ability to attract qualified franchisees and operating personnel, to comply with the regulatory requirements of foreign jurisdictions, and to supervise international franchisee operations effectively.

Franchise Financing. Although financing is the sole responsibility of the franchisee, the Company makes available to franchisees the names and addresses of financial institutions interested in financing the costs of restaurant development for qualified franchisees. None of these financial institutions is an affiliate or agent of the Company, and the Company has no control over the terms or conditions of any financing arrangement offered by these financial institutions. Under a previous franchise financing program, the Company provided a limited guaranty of loans made to certain franchisees. See Notes to Consolidated Financial Statements of the Company included elsewhere herein. On infrequent occasions, when the Company believes it is necessary to support franchise development in a strategic territory, the Company has made secured loans to franchisees, agreed to defer collection of royalties, or guaranteed equipment leases.

Rio Bravo Cantina Restaurants

General. In March 1995, a wholly-owned subsidiary of the Company merged with and into Innovative Restaurant Concepts, Inc. ("IRC"), referred to herein as the "IRC Merger," through which the Company acquired the Rio Bravo Cantina chain of Mexican casual dining restaurants. As a result of the IRC Merger, IRC became a wholly-owned subsidiary of the Company. At the time of the IRC Merger, IRC operated 17 restaurants, including 13 Rio Bravo Cantina restaurants, and four other specialty restaurants. As of December 31, 1995, the Company operated 16 Rio Bravo Cantina restaurants (eight in Florida, seven in Georgia, and one in Tennessee).

Expansion. The Company will continue developing Rio Bravo Cantina restaurants in the market areas where it currently has Rio Bravo Cantinas and will begin in 1996 to open restaurants in other selected markets. The Company opened four Company owned Rio Bravo Cantina restaurants in 1995, and expects to open five

Company owned Rio Bravo Cantina restaurants in 1996. In addition, in late 1995, the Company appointed the first nine Rio Bravo Cantina franchisees, all of whom are successful, experienced Applebee's franchisees. The first group of franchisees has commitments to build more than 50 restaurants over the next several years, and the Company expects that those franchisees will open six to eight restaurants in the second half of 1996. In addition, the Company expects to appoint a second group of franchisees in mid-1996.

Concept. Rio Bravo Cantina restaurants offer generous portions of fresh Tex-Mex and Mexican cuisine at attractive prices. The restaurants feature tortillas made on the premises, fresh daily specials, a variety of signature margaritas and distinctive Mexican architecture and interior decor which create a festive atmosphere reminiscent of an authentic Mexican cantina. The design of the restaurants incorporates materials such as exposed brick, barn wood, Mexican tile floors and stucco walls embellished with various signs, inscriptions and other items depicting a rustic border motif.

Rio Bravo Cantina restaurants can be located in either free-standing buildings or strip shopping centers and are adaptable to conversions of pre-existing restaurant sites. Existing locations, many of which are conversions of other restaurants, range in size from 6,600 to 10,300 square feet and seat between 225 and 450 customers. Most of the restaurants have a patio area providing additional seating during much of the year. The current free-standing prototype is approximately 6,900 square feet, and seats approximately 240 people with an optional outdoor patio area that seats approximately 45 patrons.

Menu. Most Rio Bravo Cantina restaurants are open for lunch and dinner seven days a week. The menu includes traditional Mexican food items such as burritos, enchiladas, tamales and tacos. In addition, the menu offers a wide variety of other favorites such as beef, chicken and shrimp fajitas, quesadillas, shrimp dishes, and a variety of salads and desserts. A large variety of Mexican and domestic beers, Sangria, and signature margaritas are also featured. The lunch menu offers entrees priced from $4.55 to $7.75 and dinner entrees priced from $5.50 to $12.99. Rio Bravo Cantina restaurants currently have an average guest check, including alcoholic beverages, of between $11.75 and $12.75. During 1995, alcoholic beverages accounted for approximately 32% of total restaurant sales.

The Rio Bravo Franchise System

Franchise Arrangements. The Company has prepared its Uniform Franchise Offering Circular which allows it to offer Rio Bravo Cantina franchises in all but the limited number of states that require registration; with respect to those states, the Company has prepared and is in the process of qualifying its franchise disclosure documents. Each Rio Bravo Cantina franchise arrangement consists of a development agreement and separate franchise agreements. Development agreements grant the exclusive right to develop a number of restaurants in a designated geographical area. The term of a domestic development agreement is generally 15 years. A separate franchise agreement is entered into by the franchisee relating to the operation of each restaurant which has a term of 15 years and permits renewal for up to an additional 15 years in accordance with the terms contained in the then current franchise agreement (including the then current royalty rates and advertising fees) and upon payment of an additional franchise fee.

For each restaurant developed, a franchisee is obligated to pay to the Company a royalty fee equal to 4% of the restaurant's monthly gross sales through 1999 and 4.25% thereafter. The development agreement requires an initial franchise fee of $40,000 for each restaurant developed during its term. Franchisees are currently required to spend at least 1.5% of annual gross sales on local advertising and promotional activities, in addition to a 2.0% annual contribution to the national advertising account.

Specialty Restaurants

In connection with the acquisition of the Rio Bravo Cantina concept, the Company also acquired four specialty restaurants, comprised of two Green Hills Grille restaurants in Nashville, Tennessee and Huntsville, Alabama, an upscale Rio Bravo Cantina called the Rio Bravo Grill in Atlanta, Georgia and Ray's on the River, in Atlanta, Georgia. The Company currently does not intend to expand any of the specialty restaurant concepts.

Competition

The restaurant industry is highly competitive with respect to price, service, location, concept and food type and quality, and competition is expected to intensify. There are a number of well-established competitors with substantially greater financial and other resources than the Company. Some of the Company's competitors have been in existence for a substantially longer period than the Company and may be better established in the markets where the Company's restaurants are or may be located. The restaurant business is often affected by changes in consumer tastes, national, regional or local economic conditions, demographic trends, traffic patterns, the availability and cost of suitable locations, and the type, number, and location of competing restaurants. The Company has begun to experience increased competition in attracting and retaining qualified management level operating personnel. In addition, factors such as inflation, increased food, labor and benefits costs, and the availability of and competition for hourly employees may adversely affect the restaurant industry in general and the Company's restaurants in particular.

Service Marks

The Company owns the rights to the "Applebee's Neighborhood Grill & Bar" and "Rio Bravo Cantina" service marks and certain variations thereof in the United States and, with respect to the Applebee's mark, in various foreign countries. The Company is aware of names and marks similar to the service marks of the Company used by third parties in certain limited geographical areas. The Company does not know of any infringing uses that it believes would materially affect its business. The Company intends to protect its service marks by appropriate legal action where and when necessary.

Government Regulation

The Company's restaurants are subject to numerous federal, state, and local laws affecting health, sanitation and safety standards, as well as to state and local licensing regulation of the sale of alcoholic beverages. Each restaurant requires appropriate licenses from regulatory authorities allowing it to sell liquor, beer, and wine, and each restaurant requires food service licenses from local health authorities. The Company's licenses to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause, including violation by the Company or its employees of any law or regulation pertaining to alcoholic beverage control, such as those regulating the minimum age of patrons or employees, advertising, wholesale purchasing, and inventory control. The failure of a restaurant to obtain or retain liquor or food service licenses could have a material adverse effect on its operations. In order to reduce this risk, each restaurant is operated in accordance with standardized procedures designed to assure compliance with all applicable codes and regulations.

The Company is subject to a variety of federal and state laws governing franchise sales and the franchise relationship. In general, these laws and regulations impose certain disclosure and registration requirements prior to the sale and marketing of franchises. Recent decisions of several state and federal courts and recently enacted or proposed federal and state laws demonstrate a trend toward increased protection of the rights and interests of franchisees against franchisors. Such decisions and laws may limit the ability of franchisors to enforce certain provisions of franchise agreements or to alter or terminate franchise agreements. Due to the scope of the Company's business and the complexity of franchise regulations, minor compliance problems may be encountered in the future; however, the Company does not believe any such compliance problems will have a material adverse effect on its business.

Under certain court decisions and statutes, owners of restaurants and bars in some states in which the Company owns or operates restaurants may be held liable for serving alcohol to intoxicated customers whose subsequent conduct results in injury or death to a third party, and no assurance can be given that the Company will not be subject to such liability. The Company believes its insurance presently provides adequate coverage for such liability.

Employees

At December 31, 1995, the Company employed approximately 14,400 full and part-time employees, of whom approximately 300 were corporate personnel, 850 were restaurant managers or manager trainees and 13,250 were employed in non-management full and part-time restaurant positions. Of the 300 corporate employees, 85 were in management positions and 215 were general office employees, including part-time employees.

The Company considers its employee relations to be good. Most employees, other than restaurant management and corporate personnel, are paid on an hourly basis. The Company believes that it provides working conditions and wages that compare favorably with those of its competition. The Company has never experienced a work stoppage due to labor difficulty and the Company's employees are not covered by a collective bargaining agreement.

Executive Officers of the Registrant

The executive officers of the Company as of December 31, 1995 are shown below.

                  Name               Age                                   Position

     Abe J. Gustin, Jr................61     Chairman of the Board of Directors and Chief Executive Officer
     Lloyd L. Hill....................51     President,  Chief  Operating  Officer  and  Member  of the  Board  of
                                                Directors
     Ronald B. Reck...................47     Executive Vice President and Chief  Administrative  Officer (resigned as an officer effective January 31, 1996)
     Burton M. Sack...................58     Executive  Vice President of New Business  Development  and Member of
                                                the Board of Directors
     George D. Shadid.................41     Executive Vice President, Chief Financial Officer and Treasurer
     Robert A. Martin.................65     Senior  Vice  President  of  Marketing  and  Member  of the  Board of
                                                Directors  (promoted  to  Executive  Vice  President  of Marketing effective January 1, 1996)
     Stuart F. Waggoner...............50     Senior Vice President of Operations
     Philip J. Hickey, Jr.............41     President  and Chief  Operating  Officer of Rio Bravo  International,
                                                Inc. (a wholly-owned subsidiary of Applebee's International, Inc.)
     Steven K. Lumpkin................41     Vice President of  Administration  (promoted to Senior Vice President of Administration effective January 1, 1996)

Abe J. Gustin, Jr. has been a director of the Company since September 1983 when the Company was formed. He served as Chairman of the Board of Directors of the Company from September 1983 until January 1988 and was again elected as Chairman in September 1992. He was Vice President from November 1987 to January 1988, and from January 1988 until December 1994, he served as President of the Company. Mr. Gustin continues to serve as Chief Executive Officer of the Company. From 1983 to 1990, he also served as Chairman of Juneau Holding Co., a Kansas City, Missouri-based franchisee which operated Taco Bell restaurants.

Lloyd L. Hill was elected a director of the Company in August 1989 and was appointed Executive Vice President and Chief Operating Officer of the Company in January 1994. In December 1994, he assumed the role of President in addition to his role as Chief Operating Officer. From 1980 to 1994, he served as President and a director of Kimberly Quality Care, a home health care and nurse personnel staffing company.

Ronald B. Reck was employed by the Company in March 1991. He served as Executive Vice President of Human Resources and Training until January 1993 when he was named Executive Vice President and Chief Administrative Officer. From 1987 until March 1991, he was a self-employed consultant to the Company in the personnel, human resources and corporate development areas. During the period from 1984 through 1990, he was President of Aero-Mark Services, Inc., a temporary health care personnel leasing service company located in Kansas City, Missouri. Mr. Reck is the husband of Johyne Reck, a director of the Company. Effective January 31, 1996, Mr. Reck resigned as an officer of the Company but will continue as an employee until December 31, 1996.

Burton M. Sack was elected a director and appointed an Executive Vice President of the Company effective October 24, 1994. In January 1996, Mr. Sack was appointed Executive Vice President of New Business Development with responsibility for international franchising. Mr. Sack was the principal shareholder, a director and the President of Pub Ventures of New England, Inc., a former franchisee of the Company which was acquired by the Company in October 1994. Mr. Sack is on the board of advisors of Restaurant Associates, Inc.

George D. Shadid was employed by the Company in August 1992, and served as Senior Vice President and Chief Financial Officer until January 1994 when he was promoted to Executive Vice President and Chief Financial Officer. He also became Treasurer in March 1995. From 1985 to 1987, he served as Corporate Controller of Gilbert/Robinson, Inc., at which time he was promoted to Vice President, and in 1988 assumed the position of Vice President and Chief Financial Officer, which he held until joining the Company. In November 1991, Gilbert/Robinson, Inc. filed a petition for bankruptcy, which was discharged in December 1992. From 1976 until 1985, Mr. Shadid was employed by Deloitte & Touche LLP.

Robert A. Martin was elected a director of the Company in August 1989. In April 1991, he became Vice President of Marketing, and in January 1994, he was promoted to Senior Vice President of Marketing. In January 1996, Mr. Martin was promoted to Executive Vice President of Marketing. From January 1990 to April 1991, he served as President of Kayemar Enterprises, a Kansas City-based marketing consulting firm. From 1983 to January 1990, he served as the President, Chief Operating Officer and a director of Juneau Holding Co., of which Mr. Gustin, Chief Executive Officer of the Company, was Chairman. From July 1977 to June 1981, he served as President of United Vintners Winery and prior to that time was employed for 25 years by Schlitz Brewing Company, most recently in the position of Senior Vice President of Sales and Marketing.

Stuart F. Waggoner has been an employee of the Company since December 1988 and served as the Executive Director of Franchise Operations until March 1991, when he became Vice President of Franchise Operations. In December 1994, Mr. Waggoner assumed the newly created position of Senior Vice President of Operations, and has overall responsibility for franchise and Company owned Applebee's restaurant operations. From October 1987 to December 1988, Mr. Waggoner was a Vice President of Operations for Eateries', Inc., a restaurant company based in Oklahoma City, Oklahoma. From 1985 to July 1987, Mr. Waggoner was President of Pendleton's Bar & Grill in Dallas, Texas. From October 1974 to March 1985, Mr. Waggoner was Vice President of Restaurant Administration for TGI Friday's, Inc., in Dallas, Texas.

Philip J. Hickey, Jr. joined the Company in connection with the merger with Innovative Restaurant Concepts, Inc. ("IRC") in March 1995 where he had been President and Chief Operating Officer since 1992. He currently serves as
President and Chief Operating Officer of Rio Bravo International, Inc., a wholly-owned subsidiary of Applebee's International, Inc. He co-founded the Green Hills Grille concept in 1990 in Nashville, Tennessee, which was acquired by IRC in 1992. Mr. Hickey was the co-creator of the Cooker Restaurant concept, founded in 1984, and was President and Chief Operating Officer of the Cooker Restaurant Corporation from 1984 to 1989. From 1976 to 1983, Mr. Hickey was employed by Gilbert/Robinson, Inc., operators of the Houlihan's restaurant chain.

Steven K. Lumpkin was employed by the Company in May 1995 as Vice President of Administration. In January 1996, he was promoted to Senior Vice President of Administration. From July 1993 until January 1995, Mr. Lumpkin was a Senior Vice President with a division of the Olsten Corporation, Olsten Kimberly Quality Care. From June 1990 until July 1993, Mr. Lumpkin was an Executive Vice President and a member of the board of directors of Kimberly Quality Care. From January 1978 until June 1990, Mr. Lumpkin was employed by Price Waterhouse LLP, where he served as a management consulting partner and certified public accountant.

Item 2.       Properties

At December 31, 1995, the Company owned or operated 148 restaurants, of which it leased the land and building for 62 sites, owned the building and leased the land for 31 sites, and owned the land and building for 55 sites. In addition, as of December 31, 1995, the Company owned four sites for future development of restaurants and had entered into 13 lease agreements for restaurant sites the Company plans to open during 1996. The Company's leases generally have an initial term of 10 to 25 years, with renewal terms of 5 to 20 years, and provide for a fixed rental plus, in certain instances, percentage rentals based on gross sales.

The Company owns an 80,000 square foot office building in which its corporate offices are headquartered in Overland Park, Kansas, located in the metropolitan Kansas City area. As of December 31, 1995, approximately 40% of the building was leased to third parties until such time as the Company may need additional office space. The Company also leases office space in certain of the regions in which it operates restaurants.

The following table sets forth the 45 states and the four international areas in which Applebee's restaurants are located and the number of restaurants operating in each state or area as of December 31, 1995:

                                                                 Number of Restaurants
                                                  -----------------------------------------------------
                           State                                         Company
                            or                                          Owned or
                           Area                     Franchise           Operated          Total System
              --------------------------------    --------------      --------------     --------------

              Domestic:
              Alabama........................              15                   --                 15
              Arizona........................              12                   --                 12
              Arkansas.......................               4                   --                  4
              California.....................              23                   13                 36
              Colorado.......................              20                   --                 20
              Florida........................              47                   --                 47
              Georgia........................              34                    8                 42
              Idaho..........................               1                   --                  1
              Illinois.......................              19                   --                 19
              Indiana........................              25                   --                 25
              Iowa...........................              10                   --                 10
              Kansas.........................               7                    6                 13
              Kentucky.......................              17                   --                 17
              Louisiana......................               9                   --                  9
              Maryland.......................               5                   --                  5
              Massachusetts..................              --                    7                  7
              Michigan.......................               3                   18                 21
              Minnesota......................              --                   20                 20
              Mississippi....................               8                   --                  8
              Missouri.......................              14                   10                 24
              Montana........................               1                   --                  1
              Nebraska.......................               5                   --                  5
              Nevada.........................              --                    5                  5
              New Hampshire..................              --                    7                  7
              New Jersey.....................               5                   --                  5
              New Mexico.....................              --                    3                  3
              New York.......................              19                    1                 20
              North Carolina.................              25                   --                 25
              North Dakota...................               5                   --                  5
              Ohio...........................              35                   --                 35
              Oklahoma.......................               4                   --                  4
              Oregon.........................               3                   --                  3
              Pennsylvania...................              10                    5                 15
              Rhode Island...................              --                    3                  3
              South Carolina.................              32                   --                 32
              South Dakota...................               2                   --                  2
              Tennessee......................              38                   --                 38
              Texas..........................              19                   21                 40
              Utah...........................               2                   --                  2
              Vermont........................              --                    1                  1
              Virginia.......................              34                   --                 34
              Washington.....................               6                   --                  6
              West Virginia..................               1                   --                  1
              Wisconsin......................              12                   --                 12
              Wyoming........................               1                   --                  1

              International:
              Canada.........................               2                   --                  2
              The Netherlands................               1                   --                  1
              The Caribbean..................               3                   --                  3
                                                  --------------      --------------     --------------
                                                          538                  128                666
                                                  ==============      ==============     ==============


Under its franchise agreements, the Company has certain rights to gain control of a restaurant site in the event of default under the lease or the franchise agreement.


Item 3.       Legal Proceedings

As of December 31, 1995, the Company was using assets owned by a former franchisee in the operation of two restaurants under a purchase rights agreement which required the Company to make certain payments to the franchisee's lender. In 1991, a dispute arose between the lender and the Company over the amount of the payments due the lender. Based upon a then current independent appraisal, the Company offered to settle the dispute and purchase the assets for $1,000,000 in 1991. The lender rejected the Company's offer and claimed that the Company had guaranteed the entire $2,400,000 debt of the franchisee. In November 1992, the lender was declared insolvent by the FDIC and has since been liquidated. The Company was contacted by the FDIC, and in 1993, the Company offered to settle the issue and purchase the assets at the three restaurants then being operated for $182,000. The Company closed one of the three restaurants in 1994 and lowered its offer to $120,000 to settle the issue and purchase the assets at the two then remaining restaurants. The FDIC has declined to accept the Company's offer, indicating instead its preliminary position that the Company should pay the entire debt of the franchisee. The Company closed one of the two remaining restaurants in February 1996, and does not currently intend to make an additional settlement offer to the FDIC. In the event that the Company were to pay an amount determined to be in excess of the fair market value of the assets, the Company will recognize a loss at the time of such payment.

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


Item 4.       Submission of Matters to a Vote of Security Holders

Not applicable.

                                     PART II

Item 5.       Market for Registrant's  Common Equity and Related  Stockholder
              Matters

1. The common stock of the Company is traded on The Nasdaq Stock Market under the symbol APPB.

         The table below sets forth for the fiscal quarters indicated the reported high and low last sale prices of the Company's common stock, as reported on The Nasdaq Stock Market.

                                                       1995                              1994
                                          -------------------------------   -------------------------------
                                               High            Low               High            Low
                                          --------------- ---------------   --------------- ---------------
                First Quarter              $      22.00    $     13.38       $     25.00     $     18.75
                Second Quarter             $      26.50    $     20.50       $     25.25     $     11.00
                Third Quarter              $      31.50    $     23.50       $     19.75     $     11.25
                Fourth Quarter             $      29.75    $     21.63       $     20.25     $     12.75

2.       Number of stockholders of record at December 31, 1995:    1,296

3. An annual dividend of $0.05 per common share was declared on December 8, 1994 for stockholders of record on December 20, 1994, and the dividend was payable on January 27, 1995. An annual dividend of $0.06 per common share was declared on November 21, 1995 for stockholders of record on December 6, 1995, and the dividend was payable on January 12, 1996.

         The Company presently anticipates continuing the payment of cash dividends based upon its expected annual net income. The actual amount of such dividends will depend upon future earnings, results of operations, capital requirements, the financial condition of the Company and certain other factors. There can be no assurance as to the amount of net income that the Company will generate in 1996 or future years and, accordingly, there can be no assurance as to the amount that will be available for the declaration of dividends, if any.

Item 6.       Selected Financial Data

The following table sets forth for the periods and the dates indicated selected financial data of the Company. All amounts reflect the mergers with Pub Ventures of New England, Inc. and Innovative Restaurant Concepts, Inc., which were accounted for as poolings of interests. The fiscal year ended December 31, 1995 contained 53 weeks, and all other periods presented contained 52 weeks. The following should be read in conjunction with the Consolidated Financial
Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K.


                                                                     Fiscal Year Ended
                                      --------------------------------------------------------------------------------
                                       December 31,    December 25,    December 26,    December 27,    December 29,
                                           1995            1994            1993            1992            1991
                                      --------------- --------------- --------------- --------------- ----------------
                                                         (in thousands, except per share amounts)
STATEMENT OF
   EARNINGS DATA:
Company restaurant sales..............   $  299,824      $  222,445     $  159,482       $  85,459       $   73,877
Franchise income......................       43,739          31,419         21,324          14,319            9,464
                                      --------------- --------------- --------------- --------------- ----------------
   Total operating revenues...........   $  343,563      $  253,864     $  180,806       $  99,778       $   83,341
                                      =============== =============== =============== =============== ================
Operating earnings....................   $   45,712      $   29,311     $   19,677       $   9,226       $    7,033
Pro forma net earnings................   $   27,420      $   17,823     $   12,551       $   6,335       $    4,245
Pro forma net earnings per
   common share.......................   $     0.94      $     0.64     $     0.46       $    0.26       $     0.21
Dividends per share...................   $     0.06      $     0.05     $     0.04       $    0.03       $     0.02
Weighted average shares
   outstanding........................       29,319          27,970         27,543          24,755           19,763

BALANCE SHEET DATA
   (AT END OF FISCAL YEAR):
Total assets..........................   $  270,680      $  180,014     $  138,680       $  92,383       $   47,318
Long-term obligations, including
   current portion....................   $   27,427      $   38,697     $   19,845       $  10,212       $    7,438
Stockholders' equity..................   $  203,993      $  108,788     $   92,680       $  68,561       $   30,732


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Beginning in fiscal 1995, the cost of meals provided to employees and other complimentary meals have been classified as labor costs and direct and occupancy costs, respectively. Previously, the retail price of such meals was reflected in Company restaurant sales with corresponding amounts reflected as labor costs or direct and occupancy costs. The consolidated financial statements for all periods presented have been reclassified to conform to the presentation adopted in fiscal 1995, the effects of which were not material.

The Company operates on a 52 or 53 week fiscal year ending on the last Sunday in December. The Company's fiscal years ended December 26, 1993 and December 25, 1994 each contained 52 weeks, and are referred to hereafter as 1993 and 1994, respectively. The Company's fiscal year ended December 31, 1995 contained 53 weeks, and is referred to hereafter as 1995.

Recent Acquisitions

During 1993, the Company acquired 14 franchise restaurants in Minnesota, effective for financial reporting purposes on February 27, 1993. The Minnesota acquisition was accounted for as a purchase and, accordingly, the results of operations of such restaurants are included in the Company's consolidated statements of earnings subsequent to February 26, 1993 and are hereafter referred to as the "Minnesota operations."

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

On March 23, 1995, a wholly-owned subsidiary of the Company merged with and into Innovative Restaurant Concepts, Inc. ("IRC"), referred to herein as the "IRC Merger." As a result of the IRC Merger, IRC became a wholly-owned subsidiary of the Company. The IRC Merger was accounted for as a pooling of interests and, accordingly, the accompanying consolidated financial statements include the accounts and operations of the merged entities for all periods presented. At the time of the IRC Merger, IRC operated 17 restaurants, including 13 Rio Bravo Cantina restaurants, and four other specialty restaurants, comprised of Ray's on the River, two Green Hills Grille restaurants, and the Rio Bravo Grill. During 1993, IRC acquired six Casa Gallardo restaurant sites which have been subsequently converted to Rio Bravo Cantina restaurants. The four specialty restaurants and the Casa Gallardo restaurants prior to their conversion to Rio Bravo Cantina restaurants are included in "specialty restaurants."

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

Prior to September 7, 1994, PVNE was classified as an S Corporation and accordingly, stockholders were responsible for paying their proportionate share of federal and certain state income taxes. In addition, the combined earnings of IRC included earnings of limited partnerships which were not taxable entities for federal and state income tax purposes. The accompanying consolidated statements of earnings reflect provisions for income taxes on a pro forma basis as if the Company had been liable for federal and state income taxes on PVNE's earnings prior to September 7, 1994 and the earnings of IRC's limited partnerships at statutory rates.

Results of Operations

The following table sets forth, for the periods indicated, information derived from the Company's consolidated statements of earnings expressed as a percentage of total operating revenues, except where otherwise noted.
Percentages may not add due to rounding.

                                                                           Fiscal Year Ended
                                                            ------------------------------------------------
                                                             December 31,    December 25,     December 26,
                                                                 1995            1994             1993
                                                            --------------- ---------------- ---------------
  Revenues:
     Company restaurant sales...........................          87.3%           87.6%          88.2%
     Franchise income...................................          12.7            12.4           11.8
                                                            --------------- ---------------- ---------------
        Total operating revenues........................         100.0%          100.0%         100.0%
                                                            =============== ================ ===============
  Cost of sales (as a percentage of Company restaurant sales):
     Food and beverage..................................          28.3%           29.2%          29.3%
     Labor..............................................          31.7            31.8           31.9
     Direct and occupancy...............................          24.1            24.2           23.4
     Pre-opening expense................................           0.8             0.9            1.0
                                                            --------------- ---------------- ---------------
        Total cost of sales.............................          84.8%           86.1%          85.6%
                                                            =============== ================ ===============

  General and administrative expenses...................          11.3%           11.5%          12.5%
  Merger costs..........................................           0.5             0.4             --
  Amortization of intangible assets.....................           0.7             0.8            1.1
  Loss on disposition of restaurants and equipment......           0.2             0.3            0.1
                                                            --------------- ---------------- ---------------
  Operating earnings....................................          13.3            11.6           10.9
                                                            --------------- ---------------- ---------------
  Other income (expense):
      Investment income.................................           0.5             0.4            0.9
      Interest expense..................................          (0.7)           (0.8)          (0.6)
      Other income......................................           0.1             0.1            0.1
                                                            --------------- ---------------- ---------------
         Total other income (expense)...................          (0.1)           (0.3)           0.4
                                                            --------------- ---------------- ---------------
  Earnings before income taxes..........................          13.2            11.3           11.3
  Income taxes (including pro forma provision for
     income taxes)......................................           5.2             4.3            4.4
                                                            --------------- ---------------- ---------------
  Pro forma net earnings................................           8.0%            7.0%           6.9%
                                                            =============== ================ ===============


Fiscal Year Ended December 31, 1995 Compared With Fiscal Year Ended December 25, 1994

Company Restaurant Sales. Overall Company restaurant sales increased $77,379,000 (35%) from $222,445,000 in 1994 to $299,824,000 in 1995. Sales for Company owned
Applebee's restaurants increased $66,417,000 (39%) from $170,933,000 in 1994 to $237,350,000 in 1995, due primarily to Company restaurant openings and sales from the five Philadelphia restaurants acquired in April 1995. Sales for the Rio Bravo Cantina restaurants were $36,679,000 and $48,135,000 in 1994 and 1995, respectively, and sales for the specialty restaurants were $14,833,000 and $14,339,000 in 1994 and 1995, respectively. The increase in sales for the Rio Bravo Cantina restaurants resulted primarily from Company restaurant openings. The decrease in sales for the specialty restaurants was due to the conversion of two Casa Gallardo restaurants to Rio Bravo Cantina restaurants during 1994.

Comparable restaurant sales at Company owned or operated Applebee's restaurants increased by 0.3% in 1995. The Company does not expect significant comparable restaurant sales increases and may experience comparable restaurant sales decreases during the 1996 fiscal year for Company owned Applebee's restaurants, as many of its restaurants are operating near sales capacity and are experiencing increased competition in certain markets. Weighted average weekly sales at Company owned or operated Applebee's restaurants increased slightly from $39,924 in 1994 to $39,977 in 1995.

Comparable restaurant sales for the Rio Bravo Cantina restaurants increased by 0.9% in 1995, although weighted average weekly sales (excluding one restaurant that is open for dinner only) declined from $68,637 in 1994 to $66,158 in 1995. The decrease in weighted average weekly sales was due primarily to the lower than average sales volumes of two new restaurants opened during 1994 which were opened in a market where there was already an existing Rio Bravo Cantina restaurant.

Weighted average weekly sales at Company owned Applebee's restaurants continue to be adversely affected by the southern California and Texas territories. Weighted average weekly sales in the Texas market improved steadily throughout 1995, increasing from $31,000 in 1994 to $33,000 in 1995, and operating margins improved accordingly. However, the California market has not yet shown improvements in either weighted average weekly sales, which decreased from $28,000 in 1994 to $26,000 in 1995, or operating margins. When entering highly competitive new markets, or territories where the Company has not yet established a market presence, early sales levels and profit margins are expected to be lower than in markets where the Company has a concentration of restaurants or has established customer awareness.

Franchise Income. Franchise income increased $12,320,000 (39%) from $31,419,000 in 1994 to $43,739,000 in 1995. This increase was due primarily to the increased number of franchise restaurants operating during 1995 as compared to 1994. Franchise restaurant weighted average weekly sales decreased 0.2%, and comparable franchise restaurant sales increased 0.5% in 1995. The remaining increase in franchise income was due to an increase in franchise fees of $409,000 in 1995 resulting from an increase in the number of franchise restaurant openings from 122 in 1994 to 135 in 1995.

Cost of Company Restaurant Sales. Food and beverage costs decreased from 29.2% in 1994 to 28.3% in 1995, primarily as a result of the menu price increase implemented in mid-July 1994 at Applebee's restaurants, operational improvements, purchasing efficiencies resulting from the Company's rapid growth and early payment discounts. These items were partially offset by an increase in food costs in the second quarter of 1995 as a result of the winter flooding in California which caused shortages of certain produce items and a significant increase in related costs. The Company did not increase its menu prices to offset the effects of such increased costs. In addition, food and beverage costs were negatively impacted by the effect of the continued decline in beverage sales, as a percentage of overall Company restaurant sales, from 20.5% in 1994 to 18.9% in 1995, as margins on alcoholic beverage sales are higher than those for food sales. Management believes that the reduction in beverage sales is due in part to the continuation of the overall trend toward increased awareness of responsible alcohol consumption.

Labor costs decreased slightly from 31.8% in 1994 to 31.7% in 1995. Labor costs, as a percentage of sales, were positively impacted by an overall reduction in workers' compensation insurance costs due to favorable historical claims experience, but were adversely affected by an increase in management costs and the lower sales volumes in the southern California market.

Direct and occupancy costs decreased slightly from 24.2% in 1994 to 24.1% in 1995. The decrease was due primarily to a decrease in rent expense resulting from an increase in the proportion of owned versus leased properties. The southern California and Texas markets continue to have a negative impact on overall direct and occupancy costs due to the absorption of such expenses, which are primarily fixed in nature, over a lower sales base in those markets.

General and Administrative Expenses. General and administrative expenses decreased in 1995 to 11.3% from 11.5% in 1994, due primarily to the absorption of general and administrative expenses over a larger revenue base. General and administrative expenses increased by $9,586,000 during 1995 compared to 1994 due primarily to the costs of additional personnel associated with the Company's development efforts and system-wide expansion, and higher incentive compensation expense. A portion of the increase was due to an increase in the Company's training costs relating to new Company and franchise restaurant openings and the training of restaurant managers.

Merger Costs. The Company incurred merger costs of $1,770,000 in 1995 relating to the IRC Merger. The impact of these costs on pro forma net earnings per common share was approximately $0.06 in 1995. The Company also incurred merger costs of $920,000 in 1994 relating to the PVNE Merger. The impact of these costs on pro forma net earnings per common share was approximately $0.03 in 1994.

Loss on Disposition of Restaurants and Equipment. During 1995, the Company recognized a loss of $615,000 relating to the planned disposition of two restaurants in early 1996, including $275,000 relating to one restaurant managed under a purchase rights agreement. The Company continues to operate one restaurant under this agreement. During 1994, the Company recognized a loss of $223,000 resulting from the closure and termination of the lease agreement of one restaurant managed under the purchase rights agreement. This loss was partially offset by a gain of $54,000 resulting from the sale of one restaurant to a new franchisee. In addition, during 1994 the Company replaced a majority of its restaurant point-of-sale systems with upgraded systems technology which resulted in a write-off of approximately $552,000 for the costs of the existing equipment in 1994.

Investment Income. Investment income increased in 1995 compared to 1994 primarily as a result of increases in cash and cash equivalents and short-term investments resulting from the proceeds of the Company's stock offering in July 1995.

Interest Expense. Interest expense increased in 1995 compared to 1994 primarily as a result of interest related to the $20,000,000 of senior unsecured notes issued in the second quarter of 1994 and borrowings under the revolving credit facility prior to the Company's stock offering in July 1995. This increase was partially offset by a decrease in long-term debt resulting from the payoff of the debt assumed in connection with the IRC Merger.

Income Taxes. The effective income tax rate, as a percentage of earnings before income taxes, was 39.5% in 1995 compared to 37.7% in 1994. Excluding non-deductible merger costs, the effective income tax rate would have been 38.0% in 1995 compared to 36.7% in 1994. The increase in the Company's overall effective tax rate in 1995 was due to an increase in state income taxes, the elimination of the Targeted Jobs Tax Credit in 1995, and a reduction in tax-exempt interest.


Fiscal Year Ended December 25, 1994 Compared With Fiscal Year Ended December 26, 1993

Company Restaurant Sales. Company restaurant sales increased $62,963,000 (39%) from $159,482,000 in 1993 to $222,445,000 in 1994. Company restaurant sales for Applebee's restaurants increased $52,065,000 (44%) from $118,868,000 in 1993 to $170,933,000 in 1994. Sales from the Minnesota operations accounted for $8,317,000 of the increase, due primarily to the inclusion of such operations for the entire 1994 fiscal year while the 1993 fiscal year included only 43 weeks of sales from the Minnesota operations. The remaining increase in sales resulted primarily from Company restaurant openings, other acquisitions in 1993 and 1994, and increases in comparable restaurant sales. Sales for the Rio Bravo Cantina restaurants were $24,962,000 and $36,679,000 in 1993 and 1994, respectively, and sales for the specialty restaurants were $15,652,000 and $14,833,000 in 1993 and 1994, respectively.

Comparable restaurant sales at Company owned or operated Applebee's restaurants increased by 3.7% in 1994. The increase in comparable restaurant sales was due in part to a menu price increase implemented in mid-July 1994 in selected markets for certain menu items. Such increase was partially offset by lower guest check averages resulting from the "triple choice" special offered as part of the Company's 1994 "Summerfare" promotion. The "triple choice" special was a combination of an appetizer, salad, and dessert for one relatively low price. Weighted average weekly sales at Company owned or operated Applebee's restaurants decreased from $40,146 in 1993 to $39,924 in 1994. Excluding the California and Texas markets, weighted average weekly sales at Company owned Applebee's restaurants increased 4.2% from $41,668 in 1993 to $43,428 in 1994.

The increase in sales for the Rio Bravo Cantina restaurants of $11,717,000 resulted primarily from increases in sales volumes of existing restaurants, the full year impact of two Casa Gallardo restaurants which were converted to Rio Bravo Cantina restaurants during 1993, and the conversion of three additional Casa Gallardo restaurants to Rio Bravo Cantina restaurants during 1994. Comparable restaurant sales for the Rio Bravo Cantina restaurants increased by 9.5% in 1994 and weighted average weekly sales (excluding one restaurant that is open for dinner only) increased 5.0% from $65,346 in 1993 to $68,637 in 1994.

Overall weighted average weekly sales for Applebee's restaurants were adversely affected by the southern California and Texas territories where the weighted average weekly sales of Company owned restaurants were approximately $28,000 and $31,000, respectively, in 1994. Profitability in the southern California and Texas markets was adversely affected by the lower sales volumes and operating inefficiencies at recently opened restaurants. The operations of the Company owned restaurants in these markets increased overall cost of sales excluding pre-opening expense (as a percentage of Company restaurant sales) by approximately 2.1% during 1994. As of December 25, 1994, the Company had eight restaurants open in southern California, of which six opened in 1994. In addition, the Company owned 15 restaurants in the Texas area, of which seven were opened or acquired in 1994.

Franchise Income. Franchise income increased $10,095,000 (47%) from $21,324,000 in 1993 to $31,419,000 in 1994. This increase was due primarily to the increased number of franchise restaurants operating during 1994 as compared to 1993. Weighted average weekly sales and comparable restaurant sales at franchise restaurants increased 2.9% and 3.1%, respectively, in 1994, but were adversely affected by lower guest check averages resulting from the "triple choice" special offered as part of the Company's 1994 "Summerfare" promotion.

Cost of Company Restaurant Sales. Food and beverage costs decreased from 29.3% in 1993 to 29.2% in 1994 as a result of the menu price increase implemented in mid-July 1994 at Applebee's restaurants and operational efficiencies. Such decreases were partially offset by the effect of the continued decline in beverage sales, as a percentage of overall Company restaurant sales, from 21.9% in 1993 to 20.5% in 1994.

Labor costs decreased slightly from 31.9% in 1993 to 31.8% in 1994. Labor costs were positively impacted by an overall reduction in workers' compensation and medical insurance costs due to favorable claims experience, but these decreases were offset, in part, by the effect of the lower sales volumes in the southern California and Texas markets.

Direct and occupancy costs increased from 23.4% in 1993 to 24.2% in 1994. The increase was due primarily to increased levels of advertising expenditures, higher utility costs in certain newer markets and higher depreciation expense relating to new restaurants during 1994. In addition, the full year effect of the Minnesota operations resulted in an increase in overall rent expense as the Minnesota region has both a higher percentage of leased properties and higher rental rates than the Company restaurants as a whole. The increase in direct and occupancy costs, as a percentage of Company restaurant sales, was also due, in part, to the absorption of such expenses, which are primarily fixed in nature, over a lower sales base in the southern California and Texas markets. Such increases were offset, in part, by a decrease in rent expense for the IRC restaurants due to an increase in the proportion of its owned versus leased properties.

General and Administrative Expenses. General and administrative expenses decreased in 1994 to 11.5% from 12.5% in 1993, due primarily to the absorption of general and administrative expenses over a larger revenue base. General and administrative expenses increased by $6,641,000 during 1994 compared to 1993 due primarily to the costs of additional personnel associated with the Company's development efforts and system-wide expansion, and related fringe benefit costs. A portion of the increase was also due to an increase in the Company's training costs relating to new Company and franchise restaurant openings and the training of restaurant managers. Such increases in general and administrative expenses were partially offset by a decrease resulting from management fees associated with the Minnesota operations of $1,117,000 incurred in 1993.

The Company realized operating losses of $284,000 and $326,000 during 1994 and 1993, respectively, for the Texas restaurants it operates under an agreement with a former franchisee. The Company closed one of the three restaurants during the second quarter of 1994 and recognized a loss of $223,000, due primarily to the termination of the related lease agreement. The operating results of this restaurant had deteriorated, and by closing this restaurant and incurring the one-time costs of disposition, the Company avoided potentially significant losses in the future.

Merger Costs. The Company incurred merger costs of $920,000 in the fourth quarter of 1994 relating to the PVNE Merger. The impact of these costs on pro forma net earnings per common share was approximately $0.03 in 1994.

Loss on Disposition of Restaurants and Equipment. As discussed above, during the second quarter of 1994, the Company recognized a loss of $223,000 resulting from the closure and termination of the lease agreement of one of the Texas restaurants. This loss was partially offset by a gain of $54,000 resulting from the sale of one restaurant to a new franchisee. In addition, during 1994 the Company replaced a majority of its restaurant point-of-sale systems with upgraded systems technology which resulted in a write-off of approximately $552,000 for the costs of the existing equipment in 1994.

Investment Income. Investment income decreased in 1994 compared to 1993 primarily as a result of decreases in cash and cash equivalents, short-term investments and marketable securities resulting from the Company's utilization of such funds for capital expenditures and for acquisitions in 1993 and 1994. In addition, a gain of $312,000 was realized on the sale of investments in 1993, while a gain of only $112,000 was realized on the sale of investments in 1994.

Interest Expense. Interest expense increased in 1994 compared to 1993 primarily as a result of interest on the senior unsecured notes issued in the second quarter of 1994 and borrowings under a line of credit.

Income Taxes. The effective income tax rate, as a percentage of earnings before income taxes, was 37.7% in 1994 compared to 38.6% in 1993. The decrease in the Company's overall effective tax rate in 1994 was due primarily to the effect of tax benefits allowed by the Omnibus Budget Reconciliation Act of 1993 beginning in 1994 for FICA taxes paid by the Company on employee tip income. In addition, the Company also earned increased tax credits in 1994 relating to the Targeted Jobs Tax Credit. The effect of these items on the income tax rate was partially offset by the non-deductibility of a majority of the merger costs incurred relating to PVNE.


Liquidity and Capital Resources

The Company's need for capital resources historically has resulted from and for the foreseeable future is expected to relate primarily to the construction and acquisition of restaurants. Such capital has been provided by public stock offerings, debt financing, and ongoing Company operations, including cash generated from Company and franchise operations, credit from trade suppliers, real estate lease financing, and landlord contributions to leasehold improvements. The Company has also used its common stock as consideration in the acquisition of restaurants. In addition, the Company assumed debt or issued new debt in connection with the Minnesota acquisition and the PVNE and IRC Mergers.

Capital expenditures were $48,734,000 in 1994 (which includes the acquisition of two franchise restaurants) and $61,581,000 in 1995 (which includes $9,682,000 related to the Philadelphia Acquisition). The Company presently anticipates capital expenditures of between $75,000,000 and $80,000,000 in 1996 primarily for the development of new restaurants, refurbishments of and capital replacements for existing restaurants, and enhancements to information systems for the Company's restaurants and corporate office. The Company currently expects to open approximately 30 Applebee's restaurants and five Rio Bravo Cantina restaurants in 1996. In addition, during 1996 the Company will increase capital spending for refurbishing and remodeling of certain restaurants and for further enhancements to the Company's information systems and related technology. The amount of actual capital expenditures will be dependent upon, among other things, the proportion of leased versus owned properties as the Company expects to continue to purchase a significant portion of its sites. In addition, if the Company opens more restaurants than it currently anticipates or acquires additional restaurants, its capital requirements will increase accordingly.

In June 1994, the Company completed a $20,000,000 senior unsecured private debt placement with institutional lenders unaffiliated with the Company. In addition, in February 1995, the Company obtained additional long-term debt financing in the form of a $20,000,000 unsecured bank revolving credit facility which expires on December 31, 1997. The debt agreements contain various covenants and restrictions which, among other things, require the maintenance of a stipulated fixed charge coverage ratio and minimum consolidated net worth, as defined, and also limit additional indebtedness in excess of specified amounts. The debt agreements also restrict the amount of retained earnings available for the payment of cash dividends. At December 31, 1995, retained earnings were not restricted for the payment of cash dividends. The Company has been and is currently in compliance with the covenants of all of its debt agreements.

On July 28, 1995, the Company completed a public offering of its common stock consisting of 2,100,000 shares sold by the Company and 300,000 shares sold by certain stockholders of the Company. In addition, the Company and the selling stockholders granted the underwriters an option to purchase 315,000 and 45,000 shares, respectively, to cover over-allotments, which was exercised on August 9, 1995. Net proceeds of $60,434,000, after expenses, were received from the offering. A portion of the net proceeds of the offering was used to retire approximately $12,500,000 of debt assumed in connection with the PVNE and IRC Mergers, and to repay the outstanding balance of the Company's revolving credit facility of $5,000,000.

The Company believes that the proceeds of the 1995 stock offering, liquid assets, and cash generated from operations, combined with borrowings available under the $20,000,000 revolving credit facility, will provide sufficient funds for its capital requirements for the foreseeable future. As of December 31, 1995, the Company held liquid assets totaling $52,024,000, consisting of cash and cash equivalents ($30,188,000) and short-term investments ($21,836,000). No amounts were outstanding under the revolving credit facility; however, standby letters of credit issued under the facility totaling $213,000 were outstanding as of December 31, 1995.

Inflation

Substantial increases in costs and expenses, particularly food, supplies, labor and operating expenses could have a significant impact on the Company's operating results to the extent that such increases cannot be passed along to customers. The Company does not believe that inflation has materially affected its operating results during the past three years.

Item 8.       Financial Statements and Supplementary Data

See the Index to Financial Statements on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.


                                    PART III

Item 10.      Directors and Executive Officers of the Registrant

For information with respect to the executive officers of the Company, see "Executive Officers of the Registrant" in Part I of this report. For information with respect to the Directors of the Company, see the Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 13, 1996, which is incorporated herein by reference.

Item 11.      Executive Compensation

The information set forth under the caption "Executive Compensation" in the Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 13, 1996, is incorporated herein by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

The information set forth under the caption "Security Ownership of Officers, Directors and Certain Beneficial Owners" in the Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 13, 1996, is incorporated herein by reference.

Item 13.      Certain Relationships and Related Transactions

The information set forth under the caption "Certain Transactions" in the Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 13, 1996, is incorporated herein by reference.

                                     PART IV

Item          14. Exhibits and Reports on Form 8-K

(a)      List of documents filed as part of this report:

         1.      Financial Statements:

                 The financial statements are listed in the accompanying "Index to Financial Statements" on Page F-1.

         2.      Exhibits:

                 The exhibits filed with or incorporated by reference in this report are listed on the Exhibit Index beginning on page E-1.

(b)      Reports on Form 8-K:

         The Company filed a report on Form 8-K on November 27, 1995, announcing the declaration of a dividend on its common stock to stockholders of record as of December 6, 1995, payable on January 12, 1996.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     APPLEBEE'S INTERNATIONAL, INC.


                                     By:    /s/   Abe J. Gustin, Jr.
                                            ------------------------
                                            Abe J. Gustin, Jr.
                                            Chairman and Chief Executive Officer
Date:     March 13, 1996
          ---------------------


                                POWER OF ATTORNEY

KNOWN TO ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Abe J. Gustin, Jr. and Robert T. Steinkamp, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/   Abe J. Gustin, Jr.                          Date:  March 13, 1996
    ----------------------------------------------           ----------------
    Abe J. Gustin, Jr.
    Director, Chairman and Chief Executive Officer
    (principal executive officer)


By: /s/   George D. Shadid                            Date:  March 13, 1996
    ----------------------------------------------           ----------------
    George D. Shadid
    Executive Vice President and Chief Financial Officer
    (principal financial officer)


By: /s/   David R. Smith                              Date:  March 13, 1996
    ----------------------------------------------           ----------------
    David R. Smith
    Vice President and Controller
    (principal accounting officer)

By: /s/   D. Patrick Curran                          Date:   March 12, 1996
    ----------------------------------------------           ----------------
    D. Patrick Curran
    Director


By: /s/   Eric L. Hansen                             Date:   March 13, 1996
    ----------------------------------------------           ----------------
    Eric L. Hansen
    Director


By: /s/   Jack P. Helms                              Date:   March 11, 1996
    ----------------------------------------------           ----------------
    Jack P. Helms
    Director


By: /s/   Kenneth D. Hill                            Date:   March 8, 1996
    ----------------------------------------------           ----------------
    Kenneth D. Hill
    Director


By: /s/   Lloyd L. Hill                              Date:   March 13, 1996
    ----------------------------------------------           ----------------
    Lloyd L. Hill
    Director


By: /s/   Robert A. Martin                           Date:   March 13, 1996
    ----------------------------------------------           ----------------
    Robert A. Martin
    Director


By: /s/   Johyne H. Reck                             Date:   March 13, 1996
    ----------------------------------------------           ----------------
    Johyne H. Reck
    Director


By: /s/   Burton M. Sack                             Date:   March 11, 1996
    ----------------------------------------------           ----------------
    Burton M. Sack
    Director


By: /s/   Raymond D. Schoenbaum                      Date:   March 13, 1996
    ----------------------------------------------           ----------------
    Raymond D. Schoenbaum
    Director

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS


                                                                                                        Page


   Independent Auditors' Reports.........................................................................F-2

   Consolidated Balance Sheets as of December 31, 1995 and
       December 25, 1994.................................................................................F-5

   Consolidated Statements of Earnings for the Fiscal Years Ended
       December 31, 1995, December 25, 1994 and December 26, 1993....................................... F-6

   Consolidated Statements of Stockholders' Equity for the Fiscal Years
       Ended December 31, 1995, December 25, 1994 and December 26, 1993................................  F-7

   Consolidated Statements of Cash Flows for the Fiscal Years Ended
       December 31, 1995, December 25, 1994 and December 26, 1993....................................... F-8

   Notes to Consolidated Financial Statements..........................................................  F-10


                          INDEPENDENT AUDITORS' REPORT


Applebee's International, Inc.:

         We have audited the accompanying consolidated balance sheets of Applebee's International, Inc. and subsidiaries (the "Company") as of December 31, 1995 and December 25, 1994 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three fiscal years in the period ended December 31, 1995. The consolidated financial statements give effect to the merger on March 23, 1995 of a wholly-owned subsidiary of Applebee's International, Inc. with and into Innovative Restaurant Concepts, Inc., which has been accounted for using the pooling of interests method as described in Note 4 to the consolidated financial statements. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Pub Ventures of New England, Inc. for the fiscal year ended December 31, 1993, which financial statements reflect total operating revenues constituting approximately 15% of the related consolidated financial statement total for the fiscal year ended December 26, 1993. We also did not audit the combined financial statements of Innovative Restaurant Concepts, Inc. for the fiscal years ended December 25, 1994 and December 26, 1993, which financial statements reflect total assets constituting approximately 16% of the related consolidated financial statement total for 1994 and which reflect total operating revenues constituting approximately 20% and 22% of the related consolidated financial statement totals for each of the fiscal years ended December 25, 1994 and December 26, 1993, respectively. The financial statements of Pub Ventures of New England, Inc. and the combined financial statements of Innovative Restaurant Concepts, Inc. and subsidiaries, Cobb/Gwinnett Rio, Ltd., Rio Real Estate, L.P., and CG Restaurant Partners, Ltd. (collectively referred to as "IRC") were audited by other auditors, whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts indicated for Pub Ventures of New England, Inc. and IRC in the consolidated financial statements, is based solely on the reports of the other auditors.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, based on our audits and the aforementioned reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applebee's International, Inc. and subsidiaries at December 31, 1995 and December 25, 1994, and the consolidated results of their operations and cash flows for each of the three fiscal years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.





DELOITTE & TOUCHE LLP
Kansas City, Missouri
February 23, 1996

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders of
Innovative Restaurant Concepts, Inc. and the Partners of Cobb/Gwinnett Rio, Ltd.,
Rio Real Estate, L.P., and
CG Restaurant Partners, Ltd.:


We have audited the combined balance sheet of INNOVATIVE RESTAURANT CONCEPTS, INC. (a Georgia corporation) AND SUBSIDIARIES, COBB/GWINNETT RIO, LTD. (a
Georgia limited partnership), RIO REAL ESTATE, L.P. (a Georgia limited partnership), AND CG RESTAURANT PARTNERS, LTD. (a Georgia limited partnership) as of December 25, 1994 and the related combined statements of operations, stockholders' equity and partners' capital, and cash flows for each of the two years in the period ended December 25, 1994 (not separately presented herein). These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innovative Restaurant Concepts, Inc. and subsidiaries, Cobb/Gwinnett Rio, Ltd., Rio Real Estate, L.P., and CG Restaurant Partners, Ltd., as of December 25, 1994 and the results of their operations and their cash flows for each of the two years in the period ended December 25, 1994 in conformity with generally accepted accounting principles.

As discussed in Note 9 to the financial statements (not separately presented herein), the stockholders and partners of the Companies entered into an agreement on October 14, 1994 to exchange 100% of the outstanding common stock and partnership units of the Companies for common stock of an unrelated entity.




ARTHUR ANDERSEN LLP
Atlanta, Georgia
March 22, 1995

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Pub Ventures of New England, Inc.:

We have audited the statements of income, retained earnings and cash flows of Pub Ventures of New England, Inc. for the year ended December 31, 1993 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Pub Ventures of New England, Inc. for the year ended December 31, 1993 in conformity with generally accepted accounting principles.





COOPERS & LYBRAND
Boston, Massachusetts
January 29, 1994

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except per share amounts)


                                                                                       December 31,        December 25,
                                                                                           1995                1994
                                                                                       ------------        ------------
                                     ASSETS
Current assets:
   Cash and cash equivalents....................................................        $  30,188           $   9,634
   Short-term investments, at market value (amortized cost of $21,530
      in 1995 and $9,046 in 1994)...............................................           21,836               8,893
   Receivables (less allowance for bad debts of $723 in 1995 and $740 in 1994)..            9,843               7,396
   Inventories..................................................................           10,036               5,159
   Prepaid and other current assets.............................................            2,654               2,887
                                                                                       ------------        ------------
      Total current assets......................................................           74,557              33,969
Property and equipment, net.....................................................          159,832             114,729
Goodwill, net...................................................................           25,780              21,113
Franchise interest and rights, net..............................................            5,805               6,401
Deferred income taxes...........................................................              719                  --
Other assets....................................................................            3,987               3,802
                                                                                       ------------        ------------
                                                                                        $ 270,680           $ 180,014
                                                                                       ============        ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt............................................        $     935           $   3,505
   Current portion of obligations under noncompetition and consulting agreement.              220                 220
   Accounts payable.............................................................           11,183              10,750
   Accrued expenses and other current liabilities...............................           22,635              16,713
   Accrued dividends............................................................            1,861               1,269
   Accrued income taxes.........................................................            1,641               1,169
                                                                                       ------------        ------------
      Total current liabilities.................................................           38,475              33,626
                                                                                       ------------        ------------
Non-current liabilities:
   Long-term debt - less current portion........................................           25,832              34,312
   Franchise deposits...........................................................            1,168               1,355
   Obligations under noncompetition and consulting agreement - less current                   440                 660
      portion...................................................................
   Deferred income taxes........................................................               --                 715
                                                                                       ------------        ------------
      Total non-current liabilities.............................................           27,440              37,042
                                                                                       ------------        ------------
      Total liabilities.........................................................           65,915              70,668
Minority interest in joint venture..............................................              772                 558
Commitments and contingencies (Notes 7, 8 and 12)
Stockholders' equity:
   Preferred stock - par value $0.01 per share:  authorized - 1,000,000 shares;
      no shares issued..........................................................               --                  --
   Common stock - par value $0.01 per share:  authorized - 125,000,000 shares;
      issued - 31,298,517 shares in 1995 and 28,295,479 shares in 1994..........              313                 283
   Additional paid-in capital...................................................          148,081              78,675
   Retained earnings............................................................           56,258              30,775
   Unrealized gain (loss) on short-term investments, net of income taxes........              190                 (96)
                                                                                       ------------        ------------
                                                                                          204,842             109,637
   Treasury stock - 281,772 shares in 1995 and 1994, at cost....................             (849)               (849)
                                                                                       ------------        ------------
      Total stockholders' equity................................................          203,993             108,788
                                                                                       ------------        ------------
                                                                                        $ 270,680           $ 180,014
                                                                                       ============        ============




                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (in thousands, except per share amounts)


                                                                                    Fiscal Year Ended
                                                                   ----------------------------------------------------
                                                                    December 31,       December 25,       December 26,
                                                                        1995               1994               1993
                                                                   -------------      -------------      --------------
 Revenues:
    Company restaurant sales................................        $ 299,824          $ 222,445          $ 159,482
    Franchise income........................................           43,739             31,419             21,324
                                                                   -------------      -------------      --------------
       Total operating revenues.............................          343,563            253,864            180,806
                                                                   -------------      -------------      --------------
 Cost of Company restaurant sales:
    Food and beverage.......................................           84,776             64,819             46,757
    Labor...................................................           94,935             70,777             50,950
    Direct and occupancy....................................           72,228             53,883             37,283
    Pre-opening expense.....................................            2,234              2,093              1,588
                                                                   -------------      -------------      --------------
       Total cost of Company restaurant sales...............          254,173            191,572            136,578
                                                                   -------------      -------------      --------------

 General and administrative expenses........................           38,753             29,167             22,526
 Merger costs...............................................            1,770                920                 --
 Amortization of intangible assets..........................            2,305              2,033              1,934
 Loss on disposition of restaurants and equipment...........              850                861                 91
                                                                   -------------      -------------      --------------
 Operating earnings.........................................           45,712             29,311             19,677
                                                                   -------------      -------------      --------------
 Other income (expense):
    Investment income.......................................            1,764              1,065              1,675
    Interest expense........................................           (2,507)            (2,029)            (1,075)
    Other income............................................              357                253                179
                                                                   -------------      -------------      --------------
       Total other income (expense).........................             (386)              (711)               779
                                                                   -------------      -------------      --------------
 Earnings before income taxes...............................           45,326             28,600             20,456
 Income taxes...............................................           17,833              9,453              6,693
                                                                   -------------      -------------      --------------
 Net earnings...............................................           27,493             19,147             13,763
 Pro forma provision for income taxes of pooled companies...               73              1,324              1,212
                                                                   -------------      -------------      --------------
 Pro forma net earnings.....................................        $  27,420          $  17,823          $  12,551
                                                                   =============      =============      ==============

 Pro forma net earnings per common share....................        $    0.94          $    0.64          $    0.46
                                                                   =============      =============      ==============

 Weighted average shares outstanding........................           29,319             27,970             27,543





                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                (dollars in thousands, except per share amounts)

                                                                                       Unrealized
                                                                                       Gain (Loss)
                                          Common Stock         Additional                  on                    Total
                                    -------------------------   Paid-In     Retained   Short-Term   Treasury  Stockholders'
                                        Shares       Amount     Capital     Earnings   Investments   Stock       Equity
                                    -------------- ---------- ------------ ----------- ----------- ---------- -------------
Balance, December 27, 1992..........   8,877,475     $   89    $  60,791    $  8,530    $ --        $  (849)    $  68,561

   Effect of stock splits...........  17,754,950        187         --          (187)     --           --            --
   Issuance of common stock in
      connection with acquisition of
      restaurants...................   1,276,596          4        9,996        --        --           --          10,000
   Dividends on common stock,
      at a rate of $0.04 per share..       --         --            --          (879)     --           --            (879)
   Stock options exercised..........     276,699          2        1,230        --        --           --           1,232
   Income tax benefit upon exercise
      of stock options..............       --         --             801        --        --           --             801
   Transactions of pooled companies
      prior to acquisition, net.....       --         --             579      (1,377)     --           --            (798)
   Pro forma provision for income
      taxes of pooled companies.....       --         --            --         1,212      --           --           1,212
   Pro forma net earnings...........       --         --            --        12,551      --           --          12,551
                                    -------------- ---------- ------------ ----------- ----------- ---------- -------------
Balance, December 26, 1993..........  28,185,720        282       73,397      19,850      --           (849)       92,680

   Dividends on common stock,
      at a rate of $0.05 per share..       --         --            --        (1,269)     --           --          (1,269)
   Stock options exercised..........     109,759          1          661        --        --           --             662
   Income tax benefit upon exercise
      of stock options..............       --         --             215        --        --           --             215
   Unrealized loss on short-term
      investments, net of income
      taxes.........................       --         --            --          --         (96)        --             (96)
   Transactions of pooled companies
      prior to acquisition, net.....       --         --           4,402      (6,953)     --           --          (2,551)
   Pro forma provision for income
      taxes of pooled companies.....       --         --            --         1,324      --           --           1,324
   Pro forma net earnings...........       --         --            --        17,823      --           --          17,823
                                    -------------- ---------- ------------ ----------- ----------- ---------- -------------
Balance, December 25, 1994..........  28,295,479        283       78,675      30,775       (96)        (849)      108,788

   Issuance of common stock from
      public offering...............   2,415,000         24       60,410        --        --           --          60,434
   Dividends on common stock,
      $0.06 per share...............       --         --            --        (1,861)     --           --          (1,861)
   Stock options exercised:
      Company.......................     588,038          6        4,649        --        --           --           4,655
      IRC...........................       --         --           1,333        --        --           --           1,333
   Income tax benefit upon exercise
      of stock options..............       --         --           2,615        --        --           --           2,615
   Unrealized gain on short-term
      investments, net of income
      taxes.........................       --         --            --          --         286         --             286
   Adjustment related to tax basis
      of pooled entities............       --         --             250        --        --           --             250
   Pro forma provision for income
      taxes of pooled company.......       --         --            --            73      --           --              73
   Reclassification of net income
      of IRC partnerships...........       --         --             149        (149)     --           --            --
   Pro forma net earnings...........       --         --            --        27,420      --           --          27,420
                                    -------------- ---------- ------------ ----------- ----------- ---------- --------------
Balance, December 31, 1995..........  31,298,517     $  313    $ 148,081    $ 56,258    $  190      $  (849)    $ 203,993
                                    ============== ========== ============ =========== =========== ========== ==============

                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                                                   Fiscal Year Ended
                                                                    -----------------------------------------------
                                                                     December 31,    December 25,    December 26,
                                                                         1995            1994            1993
                                                                    --------------- --------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Pro forma net earnings........................................    $  27,420       $  17,823       $  12,551
   Adjustments to reconcile pro forma net earnings to net cash provided by operating activities:
      Depreciation and amortization..............................       11,964           8,997           6,159
      Amortization of intangible assets..........................        2,305           2,033           1,934
      Gain on sale of investments................................          (67)           (112)           (312)
      Deferred income tax provision (benefit)....................         (179)            100            (271)
      Loss on disposition of restaurants and equipment...........          850             661              91
      Pro forma provision for income taxes of pooled companies...           73           1,324           1,212
   Changes in assets and liabilities (exclusive of effects of acquisitions
      other than pooled companies):
      Receivables................................................       (2,447)         (1,101)         (1,699)
      Inventories................................................       (4,877)         (2,879)         (1,008)
      Prepaid and other current assets...........................          155            (802)           (509)
      Assets held for resale.....................................           --              --             725
      Accounts payable...........................................          433           1,293           5,068
      Accrued expenses and other current liabilities.............        5,307           5,269           4,268
      Accrued income taxes.......................................         (328)           (672)          1,631
      Franchise deposits.........................................         (187)             92             189
      Other......................................................          356          (1,198)         (2,325)
                                                                    --------------- --------------- ---------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES..................       40,778          30,828          27,704
                                                                    --------------- --------------- ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments...........................      (16,809)         (8,306)         (5,460)
   Maturities and sales of short-term investments................        4,392           9,942          30,717
   Purchases of property and equipment...........................      (51,899)        (45,419)        (45,664)
   Acquisitions of restaurants...................................       (9,682)         (3,315)        (12,800)
   Proceeds from sale of restaurants and equipment...............          104           1,474           3,078
                                                                    --------------- --------------- ---------------
      NET CASH USED BY INVESTING ACTIVITIES......................      (73,894)        (45,624)        (30,129)
                                                                    --------------- --------------- ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock........................       60,434              --              --
   Dividends paid................................................       (1,269)           (879)           (613)
   Cash transactions of pooled companies prior to acquisition, net          --          (2,543)         (1,018)
   Issuance of common stock upon exercise of stock options.......        5,988             662           1,232
   Income tax benefit upon exercise of stock options.............        2,615             215             801
   Proceeds from issuance of long-term debt......................        8,087          27,116          13,709
   Payments on long-term debt....................................      (22,179)         (8,020)         (7,675)
   Payments under noncompetition and consulting agreement........         (220)           (244)             --
   Minority interest in net earnings of joint venture............          214              69              54
                                                                    --------------- --------------- ---------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES..................       53,670          16,376           6,490
                                                                    --------------- --------------- ---------------
NET INCREASE IN CASH AND CASH EQUIVALENTS........................       20,554           1,580           4,065
CASH AND CASH EQUIVALENTS, beginning of period...................        9,634           8,054           3,989
                                                                    --------------- --------------- ---------------
CASH AND CASH EQUIVALENTS, end of period.........................    $  30,188       $   9,634       $   8,054
                                                                    =============== =============== ===============





                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                             (dollars in thousands)


                                                                             Fiscal Year Ended
                                                            -----------------------------------------------------
                                                              December 31,      December 25,       December 26,
                                                                  1995              1994               1993
                                                            ----------------- -----------------  -----------------

SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:
   Cash paid during the year for:
      Income taxes....................................        $     15,537      $      9,806       $     5,114
                                                            ================= =================  =================
      Interest........................................        $      3,060      $      1,927       $       849
                                                            ================= =================  =================

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

In connection with the acquisition of 14 restaurants during 1993, the Company issued or assumed notes payable aggregating $2,463,000, entered into a noncompetition and consulting agreement in the amount of $1,124,000 and issued additional common stock aggregating $10,000,000 (see Note 4).

Capitalized leases of $2,608,000 were recorded in April 1995 when the Company acquired the operations and assets of five franchise restaurants. A capitalized lease of $424,000 was recorded in July 1995 when the Company entered into a lease for a new restaurant.


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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    Organization

Applebee's International, Inc. and its subsidiaries (the "Company") develops, franchises and operates casual dining restaurants principally under the names "Applebee's Neighborhood Grill & Bar" and "Rio Bravo Cantina." As of December 31, 1995, there were 666 Applebee's restaurants, of which 538 were operated by franchisees and 128 were owned or operated by the Company, and the Company also operated 16 Rio Bravo Cantina restaurants and four other specialty restaurants. Such restaurants were located in 45 states, Canada, the Netherlands and the Caribbean.

2.    Summary of Significant Accounting Policies

Basis of presentation: The consolidated financial statements have been prepared to give retroactive effect to the merger with Innovative Restaurant Concepts, Inc. ("IRC") on March 23, 1995 (see Note 4). Beginning in fiscal 1995, the cost of meals provided to employees and other complimentary meals have been classified as labor costs and direct and occupancy costs, respectively. Previously, the retail price of such meals was reflected in Company restaurant sales with corresponding amounts reflected as labor costs or direct and occupancy costs. The consolidated financial statements for fiscal years 1994 and 1993 have been reclassified to conform to the presentation adopted in fiscal 1995, the effects of which were not material.

Principles of consolidation: The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its controlled-interest joint venture. All material intercompany profits, transactions and balances have been eliminated.

Fiscal year: The Company's fiscal year ends on the last Sunday of the calendar year. The fiscal year ended December 31, 1995 contained 53 weeks, and the fiscal years ended December 25, 1994 and December 26, 1993 each contained 52 weeks, and are referred to hereafter as 1995, 1994 and 1993, respectively.

Short-term investments: Short-term investments are comprised of U.S. government and agency securities, certificates of deposit, state and municipal bonds and preferred stocks. Gains and losses from sales are determined using the specific identification method.

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of the beginning of its 1994 fiscal year, the cumulative effect of which was not material. SFAS No. 115 addresses the accounting and reporting for certain investments in debt and equity securities by requiring such investments to be classified in hold-to-maturity, available-for-sale, or trading categories. In accordance with SFAS No. 115, prior years' financial statements have not been restated to reflect the change in accounting method. As of December 31, 1995, all short-term investments have been classified as available-for-sale.


Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. At December 31, 1995 and December 25, 1994, $7,132,000 and $2,821,000, respectively of "Riblets" were included in inventories in the accompanying consolidated balance sheets. The Company purchases large quantities of Riblets, a specialty menu item on the Applebee's menu, to use in Company owned or operated restaurants as well as to make them available to franchisees generally at its cost.

Pre-opening costs: The Company expenses direct training and other costs related to opening new or relocated restaurants in the month of opening.

Property and equipment: Property and equipment are stated at cost. Depreciation is provided primarily on a straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the estimated useful life or the lease term of the related asset. The general ranges of original depreciable lives are as follows:
                                                                          Years
      Buildings...................................................          20
      Leasehold improvements......................................        5-20
      Furniture and equipment.....................................         3-7

Interest has been capitalized in connection with the development of new restaurants and is amortized over the estimated useful life of the related asset. Interest costs of $624,000, $201,000 and $43,000 were capitalized during 1995, 1994 and 1993, respectively.

Goodwill: Goodwill represents the excess of cost over fair market value of net assets acquired by the Company. Goodwill is being amortized over periods ranging from 15 to 20 years on a straight-line basis. Accumulated amortization at December 31, 1995 and December 25, 1994 was $3,739,000 and $2,275,000,
respectively.

Franchise interest and rights: Franchise interest and rights represent allocations of purchase price to either the purchased restaurants or franchise operations acquired. The allocated costs are amortized over the estimated life of the restaurants or the franchise agreements on a straight-line basis ranging from 7 to 20 years. Accumulated amortization at December 31, 1995 and December 25, 1994 was $5,126,000 and $4,549,000, respectively.

Franchise revenues: Franchise revenues are recognized in accordance with SFAS No. 45 which requires deferral until substantial performance of franchisor obligations is complete. Initial franchise fees, included in franchise income in the consolidated statements of earnings, totaled $4,162,000, $3,753,000, and $2,893,000 for 1995, 1994 and 1993, respectively.

Advertising costs: The Company expenses advertising costs for Company owned restaurants as incurred except for production costs of advertising which are expensed the first time the advertising takes place. Advertising expense related to Company owned restaurants was $12,749,000, $8,793,000 and $6,367,000 for 1995, 1994 and 1993, respectively.

Earnings per share: Earnings per share are computed based on the weighted average number of common shares outstanding. The shares issuable under the 1989 Employee Stock Option Plan or the 1995 Equity Incentive Plan (see Note 14) are excluded from the computations, because their dilutive effect is not material. All references to the number of shares and per share amounts have been restated to reflect all stock splits declared by the Company.

New Accounting Standards: Effective for fiscal years beginning after December 15, 1995, SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets," establishes accounting standards for the impairment of long-lived assets, certain intangibles, and goodwill related to those assets. The Company does not currently expect the adoption of this Statement to have a material effect on its consolidated financial statements.

Effective January 1, 1996, SFAS No. 123, "Accounting for Stock-Based Compensation," will require increased disclosure of compensation expense arising from stock compensation plans. The Statement encourages rather than requires companies to adopt a new method that accounts for stock compensation awards based on their estimated fair value at the date they are granted. Companies will be permitted, however, to continue accounting under APB Opinion No. 25 which requires compensation cost be recognized based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. The Company will continue to apply APB

Opinion No. 25 in its consolidated financial statements and will disclose pro forma net income and earnings per share in a footnote to its consolidated financial statements, determined as if the new method were applied.

Pervasiveness of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.    Disclosures about Fair Value of Financial Instruments

In accordance with SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," the following methods were used in estimating fair value disclosures for significant financial instruments of the Company. The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments. The carrying amount of short-term investments is based on quoted market prices. The fair value of the Company's long-term debt, excluding capitalized lease obligations is estimated based on quotations made on similar issues.

The estimated fair values of the Company's financial instruments are as follows (in thousands):

                                                   December 31, 1995                   December 25, 1994
                                           ----------------------------------- ----------------------------------
                                               Carrying            Fair            Carrying           Fair
                                                Amount            Value             Amount           Value
                                           ----------------- ----------------- ----------------- ----------------
   Cash and cash equivalents..............    $    30,188      $    30,188        $    9,634       $    9,634
   Short-term investments.................    $    21,836      $    21,836        $    8,893       $    8,893
   Long-term debt, excluding
      capitalized lease obligations.......    $    23,725      $    24,811        $   37,817       $   36,567

4.    Acquisitions

IRC Merger: On March 23, 1995, a wholly-owned subsidiary of the Company merged with and into Innovative Restaurant Concepts, Inc. ("IRC"), referred to herein as the "IRC Merger." Immediately prior to the IRC Merger, IRC's affiliated limited partnerships, Cobb/Gwinnett Rio, Ltd., Rio Real Estate, L.P. and CG Restaurant Partners, Ltd., were liquidated, and contemporaneously with the IRC Merger, the Company acquired the interests of the limited partners in the distributed assets of these partnerships. As a result of the IRC Merger, IRC became a wholly-owned subsidiary of the Company. A total of approximately 2,630,000 shares of the Company's newly-issued common stock was issued to the shareholders and limited partners of IRC, including IRC shares issued in 1995 upon the exercise of IRC stock options prior to the IRC Merger. IRC employees also exchanged pre-existing stock options for options to purchase approximately 147,000 shares of the Company's common stock. In addition, the Company assumed approximately $13,700,000 of IRC indebtedness, of which $1,270,000 was repaid at closing and the remainder was repaid during 1995. At the time of the IRC Merger, IRC operated 17 restaurants, 13 of which were Rio Bravo Cantinas, a Mexican restaurant concept, and four were other specialty restaurants.

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

                                                                              Pro Forma          Pro Forma
                                        Company               IRC            Adjustments         Combined
                                    -----------------  ------------------ ------------------ ------------------
         13 Weeks Ended
         March 26, 1995:
            Net sales..........       $    52,199        $    13,822        $       --         $    66,021
            Net earnings.......       $     5,519        $       577        $   (1,843)        $     4,253
         1994:
            Net sales..........       $   170,933        $    51,512        $       --         $   222,445
            Net earnings.......       $    15,780        $     2,242        $     (199)        $    17,823
         1993:
            Net sales..........       $   118,868        $    40,614        $       --         $   159,482
            Net earnings.......       $    11,375        $     1,222        $      (46)        $    12,551

Adjustments have been made to eliminate the impact of intercompany balances and to record provisions for pro forma income taxes for certain affiliates of IRC. Merger costs of $1,770,000 relating to the IRC Merger were expensed in the first quarter of 1995. Merger costs include investment banking fees, legal and accounting fees, and other merger related expenses. The impact of these costs on pro forma net earnings per common share was approximately $0.06 in 1995.

PVNE Merger: On October 24, 1994, a wholly-owned subsidiary of the Company merged with and into Pub Ventures of New England, Inc. ("PVNE"), referred to herein as the "PVNE Merger." As a result of the PVNE Merger, PVNE became a wholly-owned subsidiary of the Company. The shareholders of PVNE received an aggregate of 3,300,000 shares of the Company's newly-issued common stock. At the time of the PVNE Merger, PVNE operated 14 Applebee's restaurants, and several restaurant sites were under development. The PVNE Merger was accounted for as a pooling of interests. Merger costs of $920,000 relating to the PVNE Merger were expensed in the fourth quarter of 1994. Merger costs include investment banking fees, legal and accounting fees, and severance and benefits-related costs. The impact of these costs on pro forma net earnings per common share was approximately $0.03 in 1994.

Minnesota restaurant acquisition: Effective February 26, 1993, the Company acquired 14 franchise restaurants and certain restaurant sites under development in Minnesota, referred to herein as the "Minnesota Acquisition." The Minnesota Acquisition has been recorded under the purchase method of accounting and, accordingly, the 1993 financial statements reflect the results of operations of the acquired restaurants subsequent to the date of acquisition. The purchase price, including related transaction costs, aggregated $23,548,000, composed of
(i) cash payments of $10,741,000, (ii) newly issued promissory notes totaling $1,664,000, (iii) a promissory note in the amount of $799,000 which was assumed by the Company, and (iv) $10,000,000 of aggregate value of the Company's common stock (1,276,596 shares). The Company also entered into a noncompetition and consulting agreement with certain affiliates of the Partnership. This agreement provides for annual payments over a five year term aggregating $1,124,000. The purchase price has been allocated to the fair value of net assets acquired, and resulted in an allocation to goodwill totaling $17,959,000, which is being amortized over 20 years on a straight-line basis.

The following summarized unaudited pro forma results of operations of the Company (in thousands, except per share amounts) for 1993 assume the Minnesota Acquisition occurred as of the beginning of the 1993 fiscal year. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would actually have resulted had the Minnesota Acquisition been effected as of the date indicated, or which may result in the future.

                                                                                                1993
                                                                                  ---------------------------------
                                                                                    As Reported      Pro Forma
                                                                                  ---------------------------------
   Company restaurant sales..................................................       $  159,482      $   164,322
   Earnings before income taxes..............................................       $   20,456      $    21,545
   Pro forma net earnings....................................................       $   12,551      $    13,147
   Pro forma net earnings per common share...................................       $     0.46      $      0.47
   Weighted average shares outstanding.......................................           27,543           27,753

Other restaurant acquisitions: During 1993, the Company acquired the operations of two franchise restaurants and the related leasehold improvements, furniture and fixtures and rights to future development of restaurants in the franchise territories. The Company also acquired the land and building related to one of the restaurants. The total purchase price, for financial reporting purposes, was approximately $1,903,000 (including cash payments to the seller of $1,800,000). The purchase price has been allocated to the fair value of net assets acquired, and resulted in an allocation to goodwill of approximately $612,000. The 1993 financial statements reflect the results of operations of such restaurants subsequent to the date of acquisition.

During 1994, the Company acquired the operations of two franchise restaurants and the related land, furniture and fixtures. The total purchase price was approximately $3,315,000 and has been allocated to the fair value of net assets acquired, and resulted in an allocation to goodwill of $515,000. The 1994 financial statements reflect the results of operations of such restaurants subsequent to the date of acquisition.

On April 3, 1995, the Company acquired the operations of five franchise restaurants and the related furniture and fixtures, certain land and leasehold improvements and rights to future development of restaurants for a total purchase price of $9,682,000. The acquisition was accounted for as a purchase, and accordingly, the purchase price has been allocated to the fair value of net assets acquired and resulted in an allocation to goodwill of $6,432,000. In connection with this acquisition, the Company also recorded capitalized leases of $2,608,000. The 1995 financial statements reflect the results of operations of such restaurants subsequent to the date of acquisition. Results of operations of such restaurants prior to acquisition were not material in relation to the Company's operating results for the periods shown.

5.    Short-Term Investments

The amortized cost, estimated market value and unrealized gains or losses on short-term investments are as follows (in thousands):

                                            December 31, 1995                         December 25, 1994
                                ------------------------------------------ ------------------------------------------
                                  Amortized    Unrealized       Market      Amortized    Unrealized       Market
                                    Cost       Gain (Loss)       Value        Cost       Gain (Loss)      Value
                                ------------- -------------- ------------- ------------ -------------- --------------
Certificates of deposit........   $       19    $        --   $        19   $       19    $       --    $        19
Preferred stocks...............        1,832            115         1,947        2,041          (139)         1,902
U.S. government and
   agency securities...........       16,809             67        16,876           --            --             --
State and local
   municipal securities........        2,870            124         2,994        6,986           (14)         6,972
                                ------------- -------------- ------------- ------------ -------------- --------------
                                  $   21,530    $       306   $    21,836   $    9,046    $     (153)   $     8,893
                                ============= ============== ============= ============ ============== ==============


The amortized cost and estimated market value of debt securities as of December 31, 1995, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                             Amortized            Market
                                                                               Cost               Value
                                                                         ------------------  -----------------
      Due within one year or less.....................................      $    14,288         $    14,364
      Due after one year through five years...........................            4,663               4,732
      Due after five years through ten years..........................              728                 774
                                                                         ------------------  -----------------
                                                                            $    19,679         $    19,870
                                                                         ==================  =================

6.    Receivables

Receivables are comprised of the following (in thousands):

                                                                           December 31,        December 25,
                                                                               1995                1994
                                                                         -----------------   -----------------
      Franchise royalty, advertising and trade receivables.............     $     7,615         $     5,598
      Franchise fee receivables........................................             589                 536
      Credit card receivables..........................................           1,578               1,102
      Interest and dividends receivable................................             337                 143
      Other............................................................             447                 757
                                                                         -----------------   -----------------
                                                                                 10,566               8,136
      Less allowance for bad debts.....................................             723                 740
                                                                         -----------------   -----------------
                                                                            $     9,843         $     7,396
                                                                         =================   =================

The provision for bad debts totaled $250,000, $418,000 and $100,000 for 1995, 1994 and 1993, respectively. Write-offs against the allowance for bad debts totaled $267,000 during 1995. No amounts were written off during 1994 or 1993.

7.    Property and Equipment

Property and equipment, net is comprised of the following (in thousands):

                                                                           December 31,       December 25,
                                                                               1995               1994
                                                                         -----------------  ------------------
      Land.............................................................     $    34,527         $   25,492
      Buildings and leasehold improvements.............................          95,933             65,735
      Furniture and equipment..........................................          59,430             45,081
      Construction in progress.........................................           7,564              5,763
                                                                         -----------------  ------------------
                                                                                197,454            142,071
      Less accumulated depreciation and capitalized
         lease amortization............................................          37,622             27,342
                                                                         -----------------  ------------------
                                                                            $   159,832        $   114,729
                                                                         =================  ==================

Property under capitalized leases in the amount of $3,032,000 at December 31, 1995 is included in buildings and leasehold improvements. Accumulated amortization of such property amounted to $105,000 at December 31, 1995. Capitalized leases relate to the buildings on certain restaurant properties. The land portions of the restaurant property leases are accounted for as operating leases.

Depreciation and capitalized lease amortization expense relating to property and equipment totaled $11,964,000, $8,997,000 and $6,159,000 for 1995, 1994 and
1993, respectively. Of these amounts, $105,000 related to capitalized lease amortization during 1995.

The Company leases certain of its restaurants. The leases generally provide for payment of minimum annual rent, real estate taxes, insurance and maintenance and, in some cases, contingent rent (calculated as a percentage of sales) in excess of minimum rent. Total rental expense for all operating leases is composed of the following (in thousands):

                                                           1995                1994                1993
                                                     ------------------  ------------------  -----------------
      Minimum rent.................................    $        7,300      $        5,797      $        5,339
      Contingent rent..............................             1,520               1,532               1,139
                                                     ------------------  ------------------  -----------------
                                                       $        8,820      $        7,329      $        6,478
                                                     ==================  ==================  =================

The present value of capitalized lease payments and the future minimum lease payments under noncancelable operating leases (including leases executed for sites to be developed in 1996) as of December 31, 1995 are as follows (in thousands):

                                                                            Capitalized         Operating
                                                                              Leases              Leases
                                                                         ------------------  -----------------
      1996.............................................................     $        288        $      8,033
      1997.............................................................              291               8,338
      1998.............................................................              296               7,890
      1999.............................................................              296               7,520
      2000.............................................................              332               7,109
      Thereafter.......................................................            6,049              55,048
                                                                         ------------------  -----------------
      Total minimum lease payments.....................................            7,552        $     93,938
                                                                                             =================
      Less amounts representing interest...............................            4,510
                                                                         ------------------
      Present value of minimum lease payments..........................     $      3,042
                                                                         ==================

8.    Long-Term Debt

Long-term debt, including capitalized lease obligations, is comprised of the following (in thousands):

                                                                                December 31,      December 25,
                                                                                    1995              1994
                                                                              ----------------  -----------------
     Unsecured   notes  payable;   7.70%  interest  per  annum,   with
     principal payments beginning in 1998; due May 2004...............          $    20,000       $    20,000

     Secured debt assumed in connection  with the IRC Merger
     which was repaid during 1995.....................................                   --            12,255

     Secured bank note; 6.69% interest per annum; due in
     quarterly installments of principal and interest through
     October 1998.....................................................                1,800             2,400

     Secured  revolving credit  facility;  interest at the prime rate;
     due October 1995.................................................                   --               800

     Unsecured  promissory  notes issued in connection  with the acquisition of restaurants;  8.00%  interest  per  annum;  due in annual installments of principal and interest through February
     2000.............................................................                1,874             2,180

     Unsecured  promissory  note to  stockholder;  8.00%  interest per annum;  due  in  equal  monthly  installments  of  principal  and
     interest through October 1995....................................                   --               112

     Capitalized lease obligations....................................                3,042                --
     Other............................................................                   51                70
                                                                              ----------------  -----------------
     Total long-term debt.............................................               26,767            37,817
     Less current portion of long-term debt...........................                  935             3,505
                                                                              ----------------  -----------------
     Long-term debt - less current portion............................          $    25,832       $    34,312
                                                                              ================  =================

During 1995, the Company obtained a $20,000,000 unsecured bank revolving credit facility which expires on December 31, 1997. Of this amount, $5,000,000 can be utilized for standby letters of credit. The revolving credit facility bears interest at LIBOR plus 0.60% or the prime rate, at the Company's option, and requires the Company to pay a commitment fee of 0.15% on any unused portion of the facility. As of December 31, 1995, no amounts were outstanding under the facility. Standby letters of credit issued under the facility totaling $213,000 were outstanding as of December 31, 1995. In addition, during 1994, the Company completed a $20,000,000 senior unsecured private debt placement with institutional lenders unaffiliated with the Company. The notes bear interest at 7.70% annually with principal payments beginning in 1998 through 2004.

The debt agreements contain various covenants and restrictions which, among other things, require the maintenance of a stipulated fixed charge coverage ratio and minimum consolidated net worth, as defined, and limit additional indebtedness in excess of specified amounts. The debt agreements also restrict the amount available for the payment of cash dividends. At December 31, 1995, retained earnings were not restricted for the payment of cash dividends. The Company has been and is currently in compliance with the covenants of all of its debt agreements.

Maturities of long-term debt, including capitalized lease obligations, for each of the five fiscal years subsequent to December 31, 1995, ending during the years indicated, are as follows (in thousands):

       1996....................................................     $       935
       1997....................................................             961
       1998....................................................           3,851
       1999....................................................           3,231
       2000....................................................           3,297

9.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following (in thousands):

                                                                           December 31,        December 25,
                                                                               1995                1994
                                                                         ------------------  -----------------
      Compensation and related taxes....................................    $      8,962        $      6,240
      Gift certificates.................................................           2,382               1,690
      Sales and use taxes...............................................           2,521               1,631
      Insurance.........................................................           1,866               1,237
      Rent..............................................................           1,761               1,355
      Other.............................................................           5,143               4,560
                                                                         ------------------  -----------------
                                                                            $     22,635        $     16,713
                                                                         ==================  =================

10.   Joint Venture

In 1992, the Company entered into a joint venture arrangement with its franchisee in Nevada. Based on its control over operating policies of the joint venture, the Company has consolidated the joint venture for financial statement purposes. The Company has an option to purchase the remaining 50% interest for $1,275,000, which became exercisable in October 1995 and expires in October 1997.

11.   Income Taxes

The Company and its subsidiaries file a consolidated Federal income tax return for periods subsequent to the IRC Merger and the PVNE Merger. Prior to September 7, 1994, PVNE, a pooled company, was classified as an S Corporation and accordingly, stockholders were responsible for paying their proportionate share of federal and certain state income taxes. In addition, the combined earnings of IRC, a pooled company, included earnings of limited partnerships which were not taxable entities for federal and state income tax purposes. The accompanying consolidated statements of earnings reflect provisions for income taxes on a pro forma basis as if the Company were liable for federal and state income taxes on PVNE's earnings prior to September 7, 1994 and the earnings of IRC's limited partnerships for periods prior to the IRC Merger at a statutory rate of 39%.

The income tax provision (benefit) consists of the following (in thousands):

                                                                    1995             1994            1993
                                                               ---------------  --------------- ----------------
     Current provision:
        Federal............................................    $   15,163       $    7,934      $    5,810
        State..............................................         2,849            1,419           1,154
     Deferred provision (benefit)...........................         (179)             100            (271)
     Pro forma provision for income taxes
        of pooled companies................................            73            1,324           1,212
                                                               ---------------  --------------- ----------------
     Income taxes...........................................    $   17,906       $   10,777      $    7,905
                                                               ===============  =============== ================

The deferred income tax provision (benefit) is comprised of the following (in thousands):

                                                                    1995             1994            1993
                                                               ---------------  --------------- ----------------
     Franchise deposits.....................................    $       85       $      (36)     $      (74)
     Depreciation...........................................            13              109              (4)
     Allowance for bad debts................................           (72)            (163)            (39)
     Accrued expenses.......................................          (125)             (99)           (128)
     Other..................................................           (80)             289             (26)
                                                               ---------------  --------------- ----------------
     Deferred income tax provision (benefit)................          (179)             100            (271)
     Adjustment to tax basis of pooled companies............        (1,350)              --              --
     Deferred income taxes related to change in
         unrealized gain (loss) on investments..............           173              (57)             --
                                                               ---------------  --------------- ----------------
     Net change in deferred income taxes....................    $   (1,356)      $       43      $     (271)
                                                               ===============  =============== ================

A reconciliation between the income tax provision and the expected tax determined by applying the statutory Federal income tax rates to earnings before income taxes follows (in thousands):

                                                                    1995             1994            1993
                                                               --------------- ---------------- ----------------
     Federal income tax at statutory rates..................    $  15,864       $    9,916       $    7,022
     Increase (decrease) to income tax expense:
        Amortization of goodwill ..........................           281              267              209
        State income taxes, net of federal benefit.........         1,852            1,039              748
        Merger costs.......................................           625              271               --
        Tax exempt investment income.......................          (169)            (207)            (377)
        Meals and entertainment disallowance...............           258              186               60
        FICA tip tax credit................................          (985)            (641)              --
        Other..............................................           180              (54)             243
                                                               --------------- ---------------- ----------------
     Income taxes...........................................    $   17,906      $   10,777       $    7,905
                                                               =============== ================ ================

The net current deferred tax asset amounts are included in "prepaid and other current assets" in the accompanying consolidated balance sheets. The significant components of deferred tax assets and liabilities and the related balance sheet classifications are as follows (in thousands):



                                                                           December 31,         December 25,
                                                                               1995                 1994
                                                                         -----------------    ------------------
      Classified as current:
         Allowance for bad debts.....................................      $       361          $       289
         Accrued expenses............................................              510                  238
         Other, net..................................................             (334)                  88
                                                                         -----------------    ------------------
         Net deferred tax asset......................................      $       537          $       615
                                                                         =================    ==================

      Classified as non-current:
         Depreciation differences....................................      $       166          $    (1,171)
         Franchise deposits..........................................              444                  529
         Other, net..................................................              109                  (73)
                                                                         -----------------    ------------------
         Net deferred tax asset (liability)..........................      $       719          $      (715)
                                                                         =================    ==================


12.   Commitments and Contingencies

Litigation, claims and disputes: As of December 31, 1995, the Company was using assets owned by a former franchisee in the operation of two restaurants under a purchase rights agreement which required the Company to make certain payments to the franchisee's lender. In 1991, a dispute arose between the lender and the Company over the amount of the payments due the lender. Based upon a then current independent appraisal, the Company offered to settle the dispute and purchase the assets for $1,000,000 in 1991. The lender rejected the Company's offer and claimed that the Company had guaranteed the entire $2,400,000 debt of the franchisee. In November 1992, the lender was declared insolvent by the FDIC and has since been liquidated. The Company was contacted by the FDIC, and in 1993, the Company offered to settle the issue and purchase the assets at the three restaurants then being operated for $182,000. The Company closed one of the three restaurants in 1994 and lowered its offer to $120,000 to settle the issue and purchase the assets at the two then remaining restaurants. The FDIC has declined to accept the Company's offer, indicating instead its preliminary position that the Company should pay the entire debt of the franchisee. The Company closed one of the two remaining restaurants in February 1996, and does not currently intend to make an additional settlement offer to the FDIC. In the event that the Company were to pay an amount determined to be in excess of the fair market value of the assets, the Company will recognize a loss at the time of such payment.

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

Franchise financing: The Company entered into an agreement in 1992 with a financing source to provide up to $75,000,000 of financing to Company franchisees to fund development of new franchise restaurants. The Company provided a limited guaranty of loans made under the agreement. The Company's maximum recourse obligation of 10% of the amount funded is reduced beginning in the second year of each long-term loan and thereafter decreases ratably to zero after the seventh year of each loan. At December 31, 1995, approximately $45,522,000 had been funded through this financing source. The Company has not been apprised of any defaults under this agreement by franchisees. This agreement expired on December 31, 1994 and was not renewed, although some loan commitments as of the termination date were thereafter funded through December 31, 1995.

Severance agreements: The Company has severance and employment agreements with certain officers providing for severance payments to be made in the event the employee resigns or is terminated related to a change in control (as defined in the agreements). If the severance payments had been due as of December 31, 1995, the Company would have been required to make payments aggregating approximately $5,500,000. In addition, the Company has severance and employment agreements with certain officers which contain severance provisions not related to a change in control, and such provisions would have required aggregate payments of approximately $3,000,000 if such officers had been terminated as of December 31, 1995.

13.   Stockholders' Equity

On July 28, 1995, the Company completed a public offering of its common stock consisting of 2,100,000 shares sold by the Company and 300,000 shares sold by certain stockholders of the Company. In addition, the Company and the selling stockholders granted the underwriters an option to purchase 315,000 and 45,000 shares, respectively, to cover over-allotments, which was exercised on August 9, 1995. Net proceeds of $60,434,000, after expenses, were received from the offering. A portion of the net proceeds of the offering was used to retire approximately $12,500,000 of secured debt assumed in certain recent acquisitions and to repay the outstanding balance of the Company's revolving credit facility of $5,000,000.

On September 7, 1994, the Company's Board of Directors adopted a Shareholder Rights Plan (the "Rights Plan") and declared a dividend, issued on September 19, 1994, of one Right for each outstanding share of Common Stock of the Company (the "Common Shares"). The Rights become exercisable if a person or group acquires more than 15% of the outstanding Common Shares, other than pursuant to a Qualifying Offer (as defined) or makes a tender offer for more than 15% of the outstanding Common Shares, other than pursuant to a Qualifying Offer. Upon the occurrence of such an event, each Right entitles the holder (other than the acquiror) to purchase for $75 the economic equivalent of Common Shares, or in certain circumstances, stock of the acquiring entity, worth twice as much. The Rights will expire on September 7, 2004 unless earlier redeemed by the Company, and are redeemable prior to becoming exercisable at $0.01 per Right.

14.   Employee Benefit Plans

Employee stock option plan: During 1989, the Company's Board of Directors approved the 1989 Employee Stock Option Plan (the "1989 Plan") which provided for the grant of both qualified and nonqualified options as determined by a committee appointed by the Board of Directors. At the Annual Meeting of Stockholders on May 26, 1995, the 1989 Employee Stock Option Plan was terminated, and the 1995 Equity Incentive Plan (the "1995 Plan") was approved. Stock options outstanding under the existing 1989 Stock Option Plan were not affected by the termination of that plan.

Options outstanding at December 31, 1995 under the 1989 Plan were at prices ranging from $3.02 to $21.75 per share and had an average exercise price of $13.92 per share. The options were granted for a term of three to ten years and were generally exercisable one year from date of grant. The 1995 Plan allows the granting of stock options, stock appreciation rights, restricted stock awards, performance unit awards and performance share awards (collectively, "Awards") to eligible participants. The number of shares authorized to be issued pursuant to the 1995 Plan is 2,000,000. Options outstanding at December 31, 1995 under the 1995 Plan were at prices ranging from $25.00 to $28.50 per share and had an average exercise price of $28.00 per share. The options are granted for a term of five to ten years and are generally exercisable three years from date of grant. Subject to the terms of the 1995 Plan, the Committee has the sole discretion to determine the employees and consultants who shall be granted Awards, the size and types of such Awards, and the terms and conditions of such Awards.

Under both plans, the option price for both qualified and nonqualified options as of the date granted cannot be less than the fair market value of the Company's common stock. Transactions relative to both plans are as follows:

                                                         1995 Plan                      1989 Plan
                                                      ---------------  -----------------------------------------------
                                                           1995            1995            1994             1993
                                                      ---------------  --------------  --------------  ---------------
Options outstanding at beginning of period...........         --         1,594,679       1,149,388          916,573
    Granted..........................................     891,300          163,000         603,500          520,464
    Exercised........................................         --          (588,038)       (109,759)        (276,699)
    Canceled.........................................     (15,000)         (71,100)        (48,450)         (10,950)
                                                      --------------  --------------  ---------------  ---------------
Options outstanding at end of period.................     876,300        1,098,541       1,594,679        1,149,388
                                                      ==============  ==============  ===============  ===============

Options exercisable at end of period.................         --         1,061,041         928,607          595,294

Options available for grant at end of period.........   1,123,700              --          684,780        1,239,830

Employee retirement plans: During 1992, the Company established a profit sharing plan and trust in accordance with Section 401(k) of the Internal Revenue code. The Company matches 25% of employee contributions, not to exceed 2% of the employee's total annual compensation, with the Company contributions vesting at the rate of 20% each year beginning after the employee's second year of service.

During 1994, the Company established a non-qualified defined contribution retirement plan for key employees. The Company's contributions under both plans in 1995, 1994 and 1993 were $312,000, $127,000 and $175,000, respectively.

15.   Related Party Transactions

The Company and certain franchisees have obtained restaurant equipment from a company owned by an individual who is related to a director of the Company and who is also related to an officer and stockholder of the Company. During 1995, 1994 and 1993, the Company paid $3,128,000, $3,869,000 and $369,000, respectively, for equipment and services purchased from this company. In addition, the Company had $194,000 in accounts payable to this company at December 25, 1994.

The Company leases a restaurant site from a corporation whose ownership is composed of certain current and former stockholders, directors and officers of the Company. The lease has a term of 20 years with two renewal options. The lease provides for rentals in an amount equal to approximately 7% of gross sales of the restaurants. During 1995, the Company entered into an agreement with this party to lease additional parking space at the same site. Rents incurred under both leases totaled $186,000, $173,000 and $152,000 for 1995, 1994 and 1993,
respectively, and are included in direct and occupancy costs in the consolidated statements of earnings.

The Company leases a restaurant site from a partnership in which a former director who is related to a director of the Company and who is also related to an officer and stockholder of the Company holds a 50% interest. The lease has a term of 20 years with two options to renew. The lease provides for rentals in an amount equal to approximately 7% of gross sales of the restaurant. Rents incurred under the lease were $113,000 for each of 1995, 1994 and 1993, respectively, and are included in direct and occupancy costs in the consolidated statements of earnings.

The Company leases certain office space under an operating lease from a partnership in which a director of the Company holds a 37.5% interest. The lease expires in April 1998; however, the Company has the option to terminate the lease with 30 days notice. Rents incurred under the lease were $84,000, $74,000 and $55,000 for 1995, 1994 and 1993, respectively, and are included in general and administrative expenses in the consolidated statements of earnings.

16.      Quarterly Results of Operations (Unaudited)

The following presents the unaudited consolidated quarterly results of operations for 1995 and 1994 (in thousands, except per share amounts). Merger costs of $1,770,000 related to the IRC Merger were expensed in the first quarter of 1995, while merger costs of $920,000 related to the PVNE Merger were expensed in the fourth quarter of 1994.

                                                                                   1995
                                                      ---------------------------------------------------------------
                                                                           Fiscal Quarter Ended
                                                      ---------------------------------------------------------------
                                                       March 26,        June 25,        September 24,   December 31,
                                                          1995            1995              1995            1995
                                                      -------------   --------------   -------------    -------------
Revenues:
   Company restaurant sales.......................     $ 66,021        $  73,120        $ 76,965         $ 83,718
   Franchise income...............................        9,418           10,681          11,116           12,524
                                                      -------------   --------------   -------------    -------------
      Total operating revenues....................       75,439           83,801          88,081           96,242
                                                      -------------   --------------   -------------    -------------
Cost of Company restaurant sales:
   Food and beverage..............................       18,908           20,953          21,375           23,540
   Labor..........................................       21,068           23,061          24,284           26,522
   Direct and occupancy...........................       15,378           17,807          18,708           20,335
   Pre-opening expense............................          633              423             326              852
                                                      -------------   --------------   -------------    -------------
      Total cost of Company restaurant sales......       55,987           62,244          64,693           71,249
                                                      -------------   --------------   -------------    -------------
General and administrative expenses...............        8,909            9,480           9,292           11,072
Merger costs......................................        1,770               --              --               --
Amortization of intangible assets.................          515              595             588              607
Loss on disposition of restaurants and equipment..           26               80              60              684
                                                      -------------   --------------   -------------    -------------
Operating earnings................................        8,232           11,402          13,448           12,630
                                                      -------------   --------------   -------------    -------------
Other income (expense):
   Investment income..............................          237              210             563              754
   Interest expense...............................         (614)            (679)           (833)            (381)
   Other income...................................           82               71             111               93
                                                      -------------   --------------   -------------    -------------
      Total other income (expense)................         (295)            (398)           (159)             466
                                                      -------------   --------------   -------------    -------------
Earnings before income taxes......................        7,937           11,004          13,289           13,096
Income taxes......................................        3,611            4,193           5,050            4,979
                                                      -------------   --------------   -------------    -------------
Net earnings......................................        4,326            6,811           8,239            8,117
Pro forma provision for income taxes
   of pooled companies............................           73               --              --               --
                                                      -------------   --------------   -------------    -------------
Pro forma net earnings............................     $  4,253        $   6,811        $  8,239         $  8,117
                                                      =============   ==============   =============    =============

Pro forma net earnings per common share...........     $   0.15        $    0.24        $   0.28         $   0.26
                                                      =============   ==============   =============    =============

Weighted average shares outstanding...............       28,078           28,244          29,821           31,000



                                                                                   1994
                                                      ---------------------------------------------------------------
                                                                           Fiscal Quarter Ended
                                                      ---------------------------------------------------------------
                                                       March 27,        June 26,        September 25    December 25,
                                                          1994            1994              1994         1994
                                                      -------------   --------------   -------------    -------------
Revenues:
   Company restaurant sales.......................      $ 49,847        $  54,859        $ 58,457         $ 59,282
   Franchise income...............................         6,658            7,358           8,046            9,357
                                                      -------------   --------------   -------------    -------------
      Total operating revenues....................        56,505           62,217          66,503           68,639
                                                      -------------   --------------   -------------    -------------
Cost of Company restaurant sales:
   Food and beverage..............................        14,821           16,056          16,768           17,174
   Labor..........................................        16,237           17,426          18,585           18,529
   Direct and occupancy...........................        12,319           13,152          14,088           14,324
   Pre-opening expense............................           136              631             559              767
                                                      -------------   --------------   -------------    -------------
      Total cost of Company restaurant sales......        43,513           47,265          50,000           50,794
                                                      -------------   --------------   -------------    -------------
General and administrative expenses...............         6,874            7,040           6,923            8,330
Merger costs......................................            --               --              --              920
Amortization of intangible assets.................           547              518             517              451
Loss on disposition of restaurants and equipment..            50              461             222              128
                                                      -------------   --------------   -------------    -------------
Operating earnings................................         5,521            6,933           8,841            8,016
                                                      -------------   --------------   -------------    -------------
Other income (expense):
   Investment income..............................           306              185             302              272
   Interest expense...............................          (299)            (385)           (673)            (672)
   Other income...................................            60               53              55               85
                                                      -------------   --------------   -------------    -------------
      Total other income (expense)................            67             (147)           (316)            (315)
                                                      -------------   --------------   -------------    -------------
Earnings before income taxes......................         5,588            6,786           8,525            7,701
Income taxes......................................         1,904            2,192           2,431            2,926
                                                      -------------   --------------   -------------    -------------
Net earnings......................................         3,684            4,594           6,094            4,775
Pro forma provision for income taxes
   of pooled companies............................           283              337             678               26
                                                      -------------   --------------   -------------    -------------
Pro forma net earnings............................      $  3,401        $   4,257        $  5,416         $  4,749
                                                      =============   ==============   =============    =============

Pro forma net earnings per common share...........      $   0.12        $    0.15        $   0.20         $   0.17
                                                      =============   ==============   =============    =============

Weighted average shares outstanding...............        27,910           27,974          27,988           28,007





                                           -----------------------------

                         APPLEBEE'S INTERNATIONAL, INC.
                                  EXHIBIT INDEX


   Exhibit
    Number                         Description of Exhibit
---------------  ---------------------------------------------------------------

       3.1       Certificate of Incorporation, as amended, of Registrant.

       3.2       Restated and Amended By-laws of the Registrant.

       4.1 Shareholder Rights Plan contained in Rights Agreement dated as of September 7, 1994, between Applebee's International, Inc. and Chemical Bank, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 25, 1994).

       4.2 Certificate of the Voting Powers, Designations, Preferences and Relative Participating, Optional and Other Special Rights and Qualifications of Series A Participating Cumulative Preferred Stock of Applebee's International, Inc. (incorporated by reference to Exhibit 4.2 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 25, 1994).

       9.1 Voting Agreement, dated as of July 15, 1989, among John Hamra, Abe J. Gustin, Jr. and Johyne Hamra Reck, as amended by Acknowledgment and Amendment to Stockholders' Voting Agreement dated February 11, 1992 (incorporated by reference to Exhibit
                 9.1 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 25, 1994).

       9.2 Amendment to Stockholder's Voting Agreement dated March 17, 1995 (incorporated by reference to Exhibit 9.1 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 1995).

      10.1 Indemnification Agreement, dated March 16, 1988, between John Hamra and Applebee's International, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 25, 1994).

      10.2 Indemnification Agreement, dated March 16, 1988, between Abe J. Gustin, Jr. and Applebee's International, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 25, 1994).

      10.3 Indemnification Agreement, dated March 16, 1988, between Johyne Reck and Applebee's International, Inc. (incorporated by reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 25, 1994).

      10.4 Form of Development Agreement in effect during the fiscal year ended December 31, 1995.

      10.5 Form of Franchise Agreement in effect during the fiscal year ended December 31, 1995.

   Exhibit
    Number                         Description of Exhibit
---------------  ---------------------------------------------------------------

      10.6 Schedule of Development and Franchise Agreements as of December 31, 1995.

      10.7 Purchase Rights Agreement dated January 17, 1990 by and between Applebee's International, Inc. and Apple Star, Inc. (incorporated by reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 25, 1994).

      10.8 Note Purchase Agreement, dated as of June 1, 1994, for $20,000,000 7.70% Senior Notes due May 31, 2004 (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 26,
                 1994).

      10.9 Agreement and Plan of Merger dated October 14, 1994 among Applebee's International, Inc., IRC Acquisition Corp., Innovative Restaurant Concepts, Inc., and certain other parties thereto (incorporated by reference to Exhibit 2.1 of the Registrant's Registration Statement on Form S-4, Registration No. 33-87590, as amended, initially filed with the Securities and Exchange Commission on December 20, 1994).

     10.10 Acquisition Agreement dated October 14, 1994 among Applebee's International, Inc., IRC Acquisition Corp., Innovative Restaurant Concepts, Inc., and Rio Real Estate, L.P. (incorporated by reference to Exhibit 2.2 of the Registrant's Registration Statement on Form S-4, Registration No. 33-87590, as amended, initially filed with the Securities and Exchange Commission on December 20, 1994).

     10.11 Acquisition Agreement dated October 14, 1994 among Applebee's International, Inc., IRC Acquisition Corp., Innovative Restaurant Concepts, Inc., and Cobb/Gwinnett Rio, Ltd. (incorporated by reference to Exhibit 2.3 of the Registrant's Registration Statement on Form S-4, Registration No. 33-87590, as amended, initially filed with the Securities and Exchange Commission on December 20, 1994).

                 Management Contracts and Compensatory Plans or Arrangements

     10.12       1995 Equity Incentive Plan.

     10.13 Employment Agreement, dated March 1, 1992, with Abe J. Gustin, Jr. (incorporated by reference from the Registrant's Registration Statement on Form S-1, Registration No. 33-45701, as amended, initially filed with the Securities and Exchange Commission on February 13, 1992), as amended March 1, 1995 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 1995) and June 1, 1995 (incorporated by reference to
                 Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 1995).

  Exhibit
   Number                          Description of Exhibit
---------------  ---------------------------------------------------------------

     10.14 Employment Agreement, dated January 27, 1994, with Lloyd L. Hill (incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1994).

     10.15 Severance and Noncompetition Agreement, dated January 27, 1994, with Lloyd L. Hill (incorporated by reference to Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1994).

     10.16 Employment Agreement, dated March 1, 1992, with Ronald B. Reck, as amended February 28, 1994 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1994), March 1, 1995 (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 1995) and June 1, 1995 (incorporated by reference to
                 Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 1995).

     10.17 Employment Agreement, dated March 1, 1995, with George D. Shadid (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 1995).

      10.18 Employment Agreement dated October 24, 1994 by and between Applebee's International, Inc. and Burton M. Sack (incorporated by reference from the Registrant's Current Report on Form 8-K dated October 24, 1994).

     10.19       Consulting  Agreement,  dated  as of  March  1,  1995,  between
                 Applebee's International, Inc. and Kenneth D. Hill (incorporated by reference to Exhibit 10.20 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 25, 1994).

      10.20 Consulting Agreement between Applebee's International, Inc. and Raymond D. Schoenbaum.

      10.21 Employment Agreement between Applebee's International, Inc. and Philip J. Hickey.

     10.22       1994  Long-Term  Incentive Plan  (incorporated  by reference to
                 Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 1994).

     10.23       Form of Indemnification Agreement (incorporated by reference to
                 Exhibit 10.29 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 25, 1994).

     10.24       Schedule of parties to Indemnification Agreement.

     10.25       Form of  Severance  Agreement  (incorporated  by  reference  to
                 Exhibit 10.30 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 25, 1994).

     10.26       Schedule of parties to Severance Agreement.

  Exhibit
   Number                          Description of Exhibit
---------------  ---------------------------------------------------------------

        21       Subsidiaries of Applebee's International, Inc.

      23.1       Consent of Deloitte & Touche LLP.

      23.2       Consent of Arthur Andersen LLP.

      23.3       Consent of Coopers & Lybrand L.L.P.

        24       Power of Attorney (see page 30 of the Form 10-K).

        27       Financial Data Schedule.