Form 10-Q
period 1996-03-31
APPLEBEES INTERNATIONAL INC
filed 1996-05-06
CIK 853665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996


                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number:    000-17962


                         Applebee's International, Inc.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                   43-1461763
- -------------------------------            ------------------------------------
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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

The number of shares of the registrant's common stock outstanding as of April 30, 1996 was 31,071,855.

                         APPLEBEE'S INTERNATIONAL, INC.
                                    FORM 10-Q
                       FISCAL QUARTER ENDED MARCH 31, 1996
                                      INDEX


                                                                            Page

PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets as of March 31, 1996
            and December 31, 1995.......................................      3

         Consolidated Statements of Earnings for the 13 Weeks
            Ended March 31, 1996 and March 26, 1995.....................      4

         Consolidated Statement of Stockholders' Equity for the
            13 Weeks Ended March 31, 1996...............................      5

         Consolidated Statements of Cash Flows for the 13 Weeks
            Ended March 31, 1996 and March 26, 1995.....................      6

         Notes to Consolidated Financial Statements.....................      8

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations...............     11



PART II  OTHER INFORMATION

Item 1.  Legal Proceedings..............................................     18

Item 6.  Exhibits and Reports on Form 8-K...............................     18


Signatures .............................................................     19

Exhibit Index...........................................................     20

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                (dollars in thousands, except per share amounts)


                                                                                      March 31,        December 31,
                                                                                         1996              1995
                                                                                     -------------     --------------
                                     ASSETS

Current assets:
     Cash and cash equivalents...................................................     $   20,091        $   30,188
     Short-term investments, at market value (amortized cost of $24,754 in 1996
        and $21,530 in 1995).....................................................         24,885            21,836
     Receivables (less allowance for bad debts of $717 in 1996 and $723 in 1995).         11,422             9,843
     Inventories.................................................................         10,038            10,036
     Prepaid and other current assets............................................          5,674             2,654
                                                                                     -------------     --------------
        Total current assets.....................................................         72,110            74,557
Property and equipment, net......................................................        165,622           159,832
Goodwill, net....................................................................         25,198            25,780
Franchise interest and rights, net...............................................          5,662             5,805
Deferred income taxes............................................................            200               719
Other assets.....................................................................          3,880             3,987
                                                                                     -------------     --------------
                                                                                      $  272,672        $  270,680
                                                                                     =============     ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt...........................................     $      962        $      935
     Current portion of obligations under noncompetition and
        consulting agreement.....................................................            220               220
     Accounts payable............................................................         10,036            11,183
     Accrued expenses and other current liabilities..............................         19,786            22,635
     Accrued dividends...........................................................             --             1,861
     Accrued income taxes........................................................            743             1,641
                                                                                     -------------     --------------
        Total current liabilities................................................         31,747            38,475
                                                                                     -------------     --------------
Non-current liabilities:
     Long-term debt - less current portion.......................................         25,329            25,832
     Franchise deposits..........................................................          1,393             1,168
     Obligations under noncompetition and consulting agreement
        - less current portion...................................................            220               440
                                                                                     -------------     --------------
        Total non-current liabilities............................................         26,942            27,440
                                                                                     -------------     --------------
        Total liabilities........................................................         58,689            65,915
Minority interest in joint venture...............................................            829               772
Commitments and contingencies (Note 3)
Stockholders' equity:
     Preferred stock - par value $0.01 per share:  authorized - 1,000,000 shares;
        no shares issued.........................................................             --                --
     Common stock - par value $0.01 per share:  authorized - 125,000,000 shares;
        issued - 31,353,227 shares in 1996 and 31,298,517 shares in 1995.........            313               313
     Additional paid-in capital..................................................        148,944           148,081
     Retained earnings...........................................................         64,623            56,258
     Unrealized gain on short-term investments, net of income taxes..............            123               190
                                                                                     -------------     --------------
                                                                                         214,003           204,842
     Treasury stock - 281,772 shares in 1996 and 1995, at cost...................           (849)             (849)
                                                                                     -------------     --------------
        Total stockholders' equity...............................................        213,154           203,993
                                                                                     -------------     --------------
                                                                                      $  272,672        $  270,680
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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                    (in thousands, except per share amounts)


                                                                      13 Weeks Ended
                                                              --------------------------------
                                                                March 31,         March 26,
                                                                  1996              1995
                                                              -------------     -------------
Revenues:
   Company restaurant sales................................       $82,640           $66,021
   Franchise income........................................        12,401             9,418
                                                              -------------     -------------
      Total operating revenues.............................        95,041            75,439
                                                              -------------     -------------
Cost of Company restaurant sales:
   Food and beverage.......................................        23,351            18,908
   Labor...................................................        26,859            21,068
   Direct and occupancy....................................        20,463            15,378
   Pre-opening expense.....................................           249               633
                                                              -------------     -------------
      Total cost of Company restaurant sales...............        70,922            55,987
                                                              -------------     -------------
General and administrative expenses........................        10,385             8,909
Merger costs...............................................          --               1,770
Amortization of intangible assets..........................           588               515
Loss on disposition of property and equipment..............           115                26
                                                              -------------     -------------
Operating earnings.........................................        13,031             8,232
                                                              -------------     -------------
Other income (expense):
   Investment income.......................................           801               237
   Interest expense........................................          (446)             (614)
   Other income............................................           105                82
                                                              -------------     -------------
      Total other income (expense).........................           460              (295)
                                                              -------------     -------------
Earnings before income taxes...............................        13,491             7,937
Income taxes...............................................         5,126             3,684
                                                              -------------     -------------
Net earnings...............................................      $  8,365          $  4,253
                                                              =============     =============

Net earnings per common share..............................     $    0.27         $    0.15
                                                              =============     =============

Weighted average shares outstanding........................        31,033            28,078





                 See notes to consolidated financial statements.


                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                             (dollars in thousands)


                                                                                       Unrealized
                                                                                          Gain
                                                             Additional                (Loss) on                    Total
                                         Common Stock          Paid-In     Retained    Short-Term    Treasury    Stockholders'
                                      Shares       Amount      Capital     Earnings    Investments     Stock       Equity
                                   ------------- ---------- ------------ ------------ ------------- ----------- --------------


Balance, December 31, 1995........   31,298,517    $  313     $148,081    $ 56,258        $  190      $ (849)       $203,993

   Stock options exercised........       54,710     --             708        --            --          --               708
   Income tax benefit upon exercise
     of stock options.............        --        --             155        --            --          --               155
   Unrealized loss on short-term
     investments, net of income
     taxes........................        --        --            --          --             (67)       --               (67)
   Net earnings...................        --        --            --         8,365          --          --             8,365
                                   ------------- ---------- ------------ ------------- ------------- ---------- ---------------

Balance, March 31, 1996...........   31,353,227    $  313     $148,944    $ 64,623        $  123      $ (849)       $213,154
                                   ============= ========== ============ ============= ============= ========== ===============






                 See notes to consolidated financial statements.


                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (dollars in thousands)


                                                                        13 Weeks Ended
                                                                --------------------------------
                                                                  March 31,         March 26,
                                                                    1996              1995
                                                                -------------     --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings.............................................     $   8,365         $   4,253
   Adjustments to reconcile net earnings to net
      cash provided by operating activities:
      Depreciation and amortization.........................         3,550             2,580
      Amortization of intangible assets.....................           588               515
      Deferred income tax provision (benefit)...............           233              (573)
      Loss on disposition of property and equipment.........           115                26
      Pro forma provision for income taxes..................            --                73
   Changes in assets and liabilities:
      Receivables...........................................          (629)              300
      Inventories...........................................            (2)           (1,189)
      Prepaid and other current assets......................        (2,694)              669
      Accounts payable......................................        (1,147)            1,789
      Accrued expenses and other current liabilities........        (2,745)           (1,660)
      Accrued income taxes..................................          (898)            2,994
      Franchise deposits....................................           225                62
      Other.................................................           123               389
                                                                -------------     --------------
      NET CASH PROVIDED BY
         OPERATING ACTIVITIES...............................         5,084            10,228
                                                                -------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments......................       (11,586)              --
   Maturities and sales of short-term investments...........         8,362               100
   Purchases of property and equipment......................       (10,316)           (8,039)
                                                                -------------     --------------
      NET CASH USED BY INVESTING ACTIVITIES.................       (13,540)           (7,939)
                                                                -------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid...........................................        (1,861)           (1,269)
   Issuance of common stock upon exercise of stock options..           708             2,419
   Income tax benefit upon exercise of stock options........           155               329
   Proceeds from issuance of notes payable..................          --               2,816
   Payments on notes payable................................          (480)           (3,122)
   Payments under noncompetition and consulting agreement...          (220)             (220)
   Minority interest in net earnings of joint venture.......            57                46
                                                                -------------     --------------
      NET CASH PROVIDED (USED) BY
         FINANCING ACTIVITIES...............................        (1,641)              999
                                                                -------------     --------------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS.........................................       (10,097)            3,288
CASH AND CASH EQUIVALENTS, beginning of period..............        30,188             9,634
                                                                -------------     --------------
CASH AND CASH EQUIVALENTS, end of period....................     $  20,091         $  12,922
                                                                =============     ==============


                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                   (Unaudited)
                             (dollars in thousands)


                                                                         13 Weeks Ended
                                                                -----------------------------------
                                                                   March 31,         March 26,
                                                                     1996              1995
                                                                ---------------   ----------------

SUPPLEMENTAL DISCLOSURES OF CASH
     FLOW INFORMATION:
     Cash paid during the 13 week period for:
       Income taxes.......................................        $    5,630        $      885
                                                                ===============   ================
       Interest...........................................        $      188        $      563
                                                                ===============   ================


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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Basis of Presentation

The consolidated financial statements of Applebee's International, Inc. and subsidiaries (the "Company") included in this Form 10-Q have been prepared without audit (except that the balance sheet information as of December 31, 1995 has been derived from consolidated financial statements which were audited) in accordance with the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

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

The IRC Merger was accounted for as a pooling of interests and accordingly, the accompanying consolidated financial statements include the accounts and operations of the merged entities for all periods presented. All share amounts reflect the total number of shares issued in the IRC Merger for all periods presented. Combined and separate results of the Company and IRC during the period preceding the IRC Merger were as follows (amounts in thousands):

                                                        Pro Forma     Pro Forma
                              Company        IRC       Adjustments    Combined
                            -----------  -----------  -------------  -----------

13 Weeks Ended
March 26, 1995:
   Net sales..........       $  52,199    $  13,822    $       --     $  66,021
   Net earnings.......       $   5,519    $     577    $   (1,843)    $   4,253



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

Other restaurant acquisitions: On April 3, 1995, the Company acquired the operations of five franchise restaurants and the related furniture and fixtures, certain land and leasehold improvements and rights to future development of restaurants for a total purchase price of $9,682,000. The acquisition was accounted for as a purchase, and accordingly, the purchase price has been allocated to the fair value of net assets acquired and resulted in an allocation to goodwill of $6,432,000. In connection with this acquisition, the Company also recorded capitalized leases of $2,608,000. The results of operations of such restaurants have been included in the consolidated financial statements subsequent to the date of acquisition. Results of operations of such restaurants prior to acquisition were not material in relation to the Company's operating results for the periods shown.

3.    Commitments and Contingencies

Litigation, claims and disputes: As of March 31, 1996, the Company was using assets owned by a former franchisee in the operation of one restaurant under a purchase rights agreement which required the Company to make certain payments to the franchisee's lender. In 1991, a dispute arose between the lender and the Company over the amount of the payments due the lender. Based upon a then current independent appraisal, the Company offered to settle the dispute and purchase the assets for $1,000,000 in 1991. The lender rejected the Company's offer and claimed that the Company had guaranteed the entire $2,400,000 debt of the franchisee. In November 1992, the lender was declared insolvent by the FDIC and has since been liquidated. The Company was contacted by the FDIC, and in 1993, the Company offered to settle the issue and purchase the assets at the three restaurants then being operated for $182,000. The Company closed one of the three restaurants in 1994 and lowered its offer to $120,000 to settle the issue and purchase the assets at the two then remaining restaurants. The FDIC declined the Company's offer, indicating instead its preliminary position that the Company should pay the entire debt of the franchisee. The Company closed one of the two remaining restaurants in February 1996, and does not currently intend to make an additional settlement offer to the FDIC. In the event that the Company were to pay an amount determined to be in excess of the fair market value of the assets, the Company will recognize a loss at the time of such payment.

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

Franchise financing: The Company entered into an agreement in 1992 with a financing source to provide up to $75,000,000 of financing to Company franchisees to fund development of new franchise restaurants. The Company provided a limited guaranty of loans made under the agreement. The Company's maximum recourse obligation of 10% of the amount funded is reduced beginning in the second year of each long-term loan and thereafter decreases ratably to zero after the seventh year of each loan. At March 31, 1996, approximately $46,779,000 had been funded through this financing source. The Company has not been apprised of any defaults under this agreement by franchisees. This agreement expired on December 31, 1994 and was not renewed, although some loan commitments as of the termination date were thereafter funded through December 31, 1995.

Severance agreements: The Company has severance and employment agreements with certain officers providing for severance payments to be made in the event the employee resigns or is terminated related to a change in control (as defined in the agreements). If the severance payments had been due as of March 31, 1996, the Company would have been required to make payments aggregating approximately $5,400,000. In addition, the Company has severance and employment agreements with certain officers which contain severance provisions not related to a change in control, and such provisions would have required aggregate payments of approximately $4,400,000 if such officers had been terminated as of March 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


General

The Company's revenues are generated from two primary sources: Company restaurant sales (food and beverage sales) and franchise income consisting of franchise restaurant royalties (generally 4% of each franchise restaurant's monthly gross sales) and franchise fees (which typically range from $30,000 to $35,000 for each Applebee's restaurant opened). Beverage sales include sales of alcoholic beverages, while non-alcoholic beverages are included in food sales. Certain expenses (food and beverage, labor, direct and occupancy costs, and pre-opening expenses) relate directly to Company restaurants, and other expenses (general and administrative and amortization expenses) relate to both Company restaurants and franchise operations.

The Company operates on a 52 or 53 week fiscal year ending on the last Sunday in December. The Company's fiscal quarters ended March 31, 1996 and March 26, 1995 each contained 13 weeks, and are referred to hereafter as the "1996 quarter" and the "1995 quarter", respectively.

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

On April 3, 1995, the Company acquired the operations and assets of five franchise restaurants in the Philadelphia metropolitan area, referred to herein as the "Philadelphia Acquisition." The Philadelphia Acquisition was accounted for as a purchase and, accordingly, the results of operations of such restaurants have been reflected in the consolidated financial statements subsequent to the date of acquisition.

Results of Operations

The following table sets forth, for the periods indicated, information derived from the Company's consolidated statements of earnings expressed as a percentage of total operating revenues, except where otherwise noted. Percentages may not add due to rounding.


                                                                          13 Weeks Ended
                                                                 ---------------------------------
                                                                    March 31,         March 26,
                                                                      1996              1995
                                                                 ---------------   ---------------
Revenues:
   Company restaurant sales....................................       87.0%             87.5%
   Franchise income............................................       13.0              12.5
                                                                 ---------------   ---------------
      Total operating revenues.................................      100.0%            100.0%
                                                                 ===============   ===============
Cost of sales (as a percentage of Company restaurant sales):
   Food and beverage...........................................       28.3%             28.6%
   Labor.......................................................       32.5              31.9
   Direct and occupancy........................................       24.8              23.3
   Pre-opening expense.........................................        0.3               1.0
                                                                 ---------------   ---------------
      Total cost of sales......................................       85.8%             84.8%
                                                                 ===============   ===============

General and administrative expenses............................       10.9%             11.8%
Merger costs...................................................       --                 2.3
Amortization of intangible assets..............................        0.6               0.7
Loss on disposition of property and equipment..................        0.1              --
                                                                 ---------------   ---------------
Operating earnings.............................................       13.7              10.9
                                                                 ---------------   ---------------
Other income (expense):
   Investment income...........................................        0.8               0.3
   Interest expense............................................       (0.5)             (0.8)
   Other income................................................        0.1               0.1
                                                                 ---------------   ---------------
      Total other income (expense).............................        0.5              (0.4)
                                                                 ---------------   ---------------
Earnings before income taxes...................................       14.2              10.5
Income taxes...................................................        5.4               4.9
                                                                 ---------------   ---------------
Net earnings...................................................        8.8%              5.6%
                                                                 ===============   ===============

The following table sets forth certain unaudited financial information and other restaurant data relating to Company and franchise restaurants, as reported to the Company by franchisees.


                                                            13 Weeks Ended
                                                      --------------------------
                                                        March 31,     March 26,
                                                          1996          1995
                                                      ------------  ------------
Number of restaurant openings:
   Applebee's:
      Company owned or operated...................            3             8
      Franchise...................................           33            22
                                                      ------------  ------------
      Total Applebee's............................           36            30
   Rio Bravo Cantinas.............................         --               1
Restaurants open (end of period):
   Applebee's:
      Company owned or operated(1)................          130           105
      Franchise...................................          569           430
                                                      ------------  ------------
      Total Applebee's............................          699           535
   Rio Bravo Cantinas.............................           16            13
   Specialty restaurants .........................            4             4
                                                      ------------  ------------
   Total..........................................          719           552
                                                      ============  ============
Weighted average weekly sales per restaurant:
   Applebee's:
      Company owned or operated(1)................      $39,547       $40,290
      Franchise...................................      $40,016       $41,639
      Total Applebee's............................      $39,927       $41,376
   Rio Bravo Cantinas(2)..........................      $65,724       $64,851
Change in comparable restaurant sales(3):
   Applebee's:
      Company owned or operated(1)................       (0.4)%          3.7%
      Franchise...................................       (1.4)%          2.2%
      Total Applebee's............................       (1.2)%          2.6%
   Rio Bravo Cantinas.............................        2.5 %          1.1%


- --------
     (1) Company owned or operated data includes certain Texas restaurants operated by the Company under a management agreement since July 1990 (two at the end of the 1995 quarter and one at the end of the 1996 quarter).
     (2)  Excludes one restaurant which is open for dinner only.
     (3) When computing comparable restaurant sales, restaurants open for at least 18 months are compared from period to period.

Company Restaurant Sales. Company restaurant sales for the 1996 and 1995 quarters were as follows (in thousands):

                                                13 Weeks Ended
                                       ----------------------------------
                                        March 31,   March 26,   Increase
                                          1996        1995     (Decrease)
                                       ----------  ----------  ----------

Applebee's........................      $ 65,864    $ 52,199    $ 13,665
Rio Bravo Cantinas................        13,396      10,385       3,011
Specialty restaurants.............         3,380       3,437         (57)
                                       ----------  ----------  ----------
Total.............................      $ 82,640    $ 66,021    $ 16,619
                                       ==========  ==========  ==========


Overall Company restaurant sales increased 25% in the 1996 quarter. Sales for Company owned Applebee's restaurants increased 26% in the 1996 quarter due primarily to Company restaurant openings and sales from the five Philadelphia restaurants acquired in April 1995. The increase in sales for the Rio Bravo Cantina restaurants resulted primarily from Company restaurant openings and an increase in comparable restaurant sales. The decrease in sales for the specialty restaurants was due primarily to the remodeling of one restaurant which was closed for eight days in the 1996 quarter.

Comparable restaurant sales at Company owned or operated Applebee's restaurants, which were negatively impacted by the extremely harsh winter weather in early 1996, decreased by 0.4% in the 1996 quarter. The Company does not expect significant comparable restaurant sales increases and may experience comparable restaurant sales decreases for the remainder of the 1996 fiscal year for Company owned Applebee's restaurants, as many of its restaurants operate near sales capacity. In addition, certain markets have experienced increased competition, and the Company will increase its advertising spending, as a percentage of sales, in 1996.

Weighted average weekly sales at Company owned or operated Applebee's restaurants declined from $40,290 in the 1995 quarter to $39,547 in the 1996 quarter. This decrease was due in part to the weather and in part to the inclusion in the 1995 quarter of the week between Christmas and New Year's Day, which is historically one of the highest sales volume weeks of the year. The 1996 quarter began on January 1, 1996. Weighted average weekly sales at Company owned Applebee's restaurants continue to be adversely affected by the southern California market where weighted average weekly sales were approximately $26,400 in the 1995 quarter and $27,600 in the 1996 quarter. When entering highly competitive new markets, or territories where the Company has not yet established a market presence, sales levels and profit margins are expected to be lower than in markets where the Company has a concentration of restaurants or has established customer awareness.

Comparable restaurant sales for the Rio Bravo Cantina restaurants increased by 2.5% in the 1996 quarter, and weighted average weekly sales (excluding one restaurant that is open for dinner only) increased from $64,851 in the 1995 quarter to $65,724 in the 1996 quarter.

Franchise Income. Franchise income increased $2,983,000 (32%), from $9,418,000 in the 1995 quarter to $12,401,000 in the 1996 quarter. This increase was due primarily to the increased number of franchise restaurants operating during the 1996 quarter as compared to the 1995 quarter. The remaining increase in franchise income was due to an increase in franchise fees of $420,000 resulting from an increase in the number of franchise restaurant openings from 22 in the 1995 quarter to 33 in the 1996 quarter. Such increases were partially offset by decreases in franchise restaurant weighted average weekly sales of 3.9%, and comparable franchise restaurant sales of 1.4% in the 1996 quarter due primarily to the factors discussed above for Company owned Applebee's restaurants.

Cost of Company Restaurant Sales. Food and beverage costs decreased from 28.6% in the 1995 quarter to 28.3% in the 1996 quarter primarily as a result of operational improvements, purchasing efficiencies resulting from the Company's rapid growth and early payment discounts. Beverage sales, as a percentage of Company restaurant sales, declined to 18.7% in the 1996 quarter from 19.5% in the 1995 quarter which had a negative impact on overall food and beverage costs. Management believes that the reduction in beverage sales is due in part to the continuation of the overall trend toward increased awareness of responsible alcohol consumption.

Labor costs increased from 31.9% in the 1995 quarter to 32.5% in the 1996 quarter due primarily to higher management costs. The increase in management costs as well as a slight increase in hourly labor costs were due in part to the lower sales resulting from the harsh weather experienced during the 1996 quarter. Such increases were partially offset by an overall reduction in workers' compensation costs due to favorable historical claims experience. Overall labor costs continue to be adversely affected by the lower sales volumes in the southern California market.

Direct and occupancy costs increased from 23.3% in the 1995 quarter to 24.8% in the 1996 quarter due primarily to higher levels of planned advertising expenditures and an increase in depreciation expense. The southern California market continues to have a negative impact on overall direct and occupancy costs due to the absorption of such expenses, which are primarily fixed in nature, over a lower average weekly sales base in that market.

General and Administrative Expenses. General and administrative expenses decreased in the 1996 quarter to 10.9% from 11.8% in the 1995 quarter, due primarily to the absorption of general and administrative expenses over a larger revenue base. General and administrative expenses increased by $1,476,000 during the 1996 quarter compared to the 1995 quarter due primarily to the costs of additional personnel associated with the Company's development efforts and system-wide expansion, including costs related to the franchising and development of the Rio Bravo Cantina concept.

Merger Costs. The Company incurred merger costs of $1,770,000 in the 1995 quarter relating to the IRC Merger. The impact of these costs on net earnings per common share was approximately $0.06 in the 1995 quarter.

Investment Income. Investment income increased in the 1996 quarter compared to the 1995 quarter primarily as a result of increases in cash and cash equivalents and short-term investments resulting from the proceeds of the Company's stock offering in July 1995.

Interest Expense. Interest expense decreased in the 1996 quarter compared to the 1995 quarter primarily as a result of a decrease in interest related to the revolving credit facility incurred in the 1995 quarter and a decrease in long-term debt resulting from the payoff in August 1995 of the debt assumed in connection with the IRC Merger.

Income Taxes. The effective income tax rate, as a percentage of earnings before income taxes, was 38.0% in the 1996 quarter compared to 46.4% in the 1995 quarter. Such rates reflect the pro forma provision for income taxes at statutory rates for certain affiliates of IRC in the 1995 quarter. The combined earnings of IRC included earnings of limited partnerships which were not taxable entities for federal and state income tax purposes. The decrease in the Company's overall effective tax rate is due to the non-deductibility of the merger costs incurred relating to IRC in the 1995 quarter. Excluding such merger costs, the effective income tax rate was also 38.0% in the 1995 quarter.

Liquidity and Capital Resources

The Company's need for capital resources historically has resulted from and for the foreseeable future is expected to relate primarily to the construction and acquisition of restaurants. Such capital has been provided by public stock offerings, debt financing, and ongoing Company operations, including cash generated from Company and franchise operations, credit from trade suppliers, real estate lease financing, and landlord contributions to leasehold improvements. The Company has also used its common stock as consideration in the acquisition of restaurants. In addition, the Company assumed debt or issued new debt in connection with certain mergers and acquisitions.

Capital expenditures were $61,581,000 in fiscal year 1995 (which includes $9,682,000 related to the Philadelphia Acquisition). The Company presently anticipates capital expenditures of between $75,000,000 and $80,000,000 in 1996 primarily for the development of new restaurants, refurbishments of and capital replacements for existing restaurants, and enhancements to information systems for the Company's restaurants and corporate office. The Company currently expects to open approximately 30 Applebee's restaurants and five Rio Bravo Cantina restaurants in 1996. In addition, during 1996 the Company will increase capital spending for refurbishing and remodeling of certain restaurants and for further enhancements to the Company's information systems and related technology. The amount of actual capital expenditures will be dependent upon, among other things, the proportion of leased versus owned properties as the Company expects to continue to purchase a significant portion of its sites. In addition, if the Company opens more restaurants than it currently anticipates or acquires additional restaurants, its capital requirements will increase accordingly.

The Company has certain debt agreements containing various covenants and restrictions which, among other things, require the maintenance of a stipulated fixed charge coverage ratio and minimum consolidated net worth, as defined, and also limit additional indebtedness in excess of specified amounts. The debt agreements also restrict the amount of retained earnings available for the payment of cash dividends. At March 31, 1996, retained earnings were not restricted for the payment of cash dividends. The Company has been and is currently in compliance with the covenants of all of its debt agreements.

The Company believes that the proceeds of its 1995 stock offering, liquid assets, and cash generated from operations, combined with borrowings available under its $20,000,000 revolving credit facility, will provide sufficient funds for its capital requirements for the foreseeable future. As of March 31, 1996, the Company held liquid assets totaling $44,976,000, consisting of cash and cash equivalents ($20,091,000) and short-term investments ($24,885,000). No amounts were outstanding under the revolving credit facility; however, standby letters of credit issued under the facility totaling $387,000 were outstanding as of March 31, 1996.

Inflation

Substantial increases in costs and expenses, particularly food, supplies, labor and operating expenses could have a significant impact on the Company's operating results to the extent that such increases cannot be passed along to customers. The Company does not believe that inflation has materially affected its operating results during the past three years.

A majority of the Company's employees are paid hourly rates related to federal and state minimum wage laws and various laws that allow for credits to that wage. An increase in the minimum wage has been recently proposed by the Federal government and is also being discussed by various state governments. Although the Company has been able to and will continue to attempt to pass along increases in costs through food and beverage price increases, there can be no assurance that all such increases can be reflected in its prices or that increased prices will be absorbed by customers without diminishing, to some degree, customer spending at its restaurants.

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

As of March 31, 1996, the Company was using assets owned by a former franchisee in the operation of two restaurants under a purchase rights agreement which required the Company to make certain payments to the franchisee's lender. In 1991, a dispute arose between the lender and the Company over the amount of the payments due the lender. Based upon a then current independent appraisal, the Company offered to settle the dispute and purchase the assets for $1,000,000 in 1991. The lender rejected the Company's offer and claimed that the Company had guaranteed the entire $2,400,000 debt of the franchisee. In November 1992, the lender was declared insolvent by the FDIC and has since been liquidated. The Company was contacted by the FDIC, and in 1993, the Company offered to settle the issue and purchase the assets at the three restaurants then being operated for $182,000. The Company closed one of the three restaurants in 1994 and lowered its offer to $120,000 to settle the issue and purchase the assets at the two then remaining restaurants. The FDIC declined the Company's offer, indicating instead its preliminary position that the Company should pay the entire debt of the franchisee. The Company closed one of the two remaining restaurants in February 1996, and does not currently intend to make an additional settlement offer to the FDIC. In the event that the Company were to pay an amount determined to be in excess of the fair market value of the assets, the Company will recognize a loss at the time of such payment.

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

     (b) The Company did not file any reports on Form 8-K during the quarter ended March 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        APPLEBEE'S INTERNATIONAL, INC.
                                        (Registrant)


Date:    May 6, 1996                    By:  /s/    Abe J. Gustin, Jr.
         -----------------------             --------------------------
                                             Abe J. Gustin, Jr.
                                             Chairman, President and
                                                Chief Executive Officer

Date:    May 6, 1996                    By:  /s/    George D. Shadid
         -----------------------             ------------------------
                                             George D. Shadid
                                             Executive Vice President and
                                                Chief Financial Officer
                                                (principal financial officer)

Date:    May 6, 1996                    By:  /s/    David R. Smith
         -----------------------             ----------------------
                                             David R. Smith
                                             Vice President and Controller
                                                (principal accounting officer)

                         APPLEBEE'S INTERNATIONAL, INC.
                                  EXHIBIT INDEX



Exhibit
 Number                          Description of Exhibit
- -------- -----------------------------------------------------------------------
   10.1  Employment Agreement with Abe J. Gustin, Jr., dated January 1, 1996.

   10.2  Amended Consulting Agreement with Kenneth D. Hill dated March 1, 1996.

     27  Financial Data Schedule.