Form 10-Q
period 1996-06-30
APPLEBEES INTERNATIONAL INC
filed 1996-08-05
CIK 853665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

The number of shares of the registrant's common stock outstanding as of July 31, 1996 was 31,267,794.

                         APPLEBEE'S INTERNATIONAL, INC.
                                    FORM 10-Q
                       FISCAL QUARTER ENDED JUNE 30, 1996
                                      INDEX


                                                                            Page

PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets as of June 30, 1996
            and December 31, 1995.......................................       3

         Consolidated Statements of Earnings for the 13 Weeks and 26 Weeks
            Ended June 30, 1996 and June 25, 1995.......................       4

         Consolidated Statement of Stockholders' Equity for the
            26 Weeks Ended June 30, 1996................................       5

         Consolidated Statements of Cash Flows for the 26 Weeks
            Ended June 30, 1996 and June 25, 1995.......................       6

         Notes to Consolidated Financial Statements.....................       8

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations...............      11



PART II  OTHER INFORMATION

Item 1.  Legal Proceedings..............................................      18

Item 4.  Submission of Matters to a Vote of Security Holders............      18

Item 6.  Exhibits and Reports on Form 8-K...............................      18


Signatures .............................................................      19

Exhibit Index...........................................................      20

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                (dollars in thousands, except per share amounts)


                                                                                       June 30,        December 31,
                                                                                         1996              1995
                                                                                     -------------     --------------
                                                       ASSETS

Current assets:
     Cash and cash equivalents...................................................     $   22,270        $   30,188
     Short-term investments, at market value (amortized cost of $27,361 in 1996
        and $21,530 in 1995).....................................................         27,428            21,836
     Receivables (less allowance for bad debts of $702 in 1996 and $723 in 1995).         12,844             9,843
     Inventories.................................................................          8,315            10,036
     Prepaid and other current assets............................................          4,429             2,654
                                                                                     -------------     --------------
        Total current assets.....................................................         75,286            74,557
Property and equipment, net......................................................        179,839           159,832
Goodwill, net....................................................................         23,633            25,780
Franchise interest and rights, net...............................................          5,520             5,805
Deferred income taxes............................................................            711               719
Other assets.....................................................................          3,975             3,987
                                                                                     -------------     --------------
                                                                                      $  288,964        $  270,680
                                                                                     =============     ==============


                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt...........................................     $      958        $      935
     Current portion of obligations under noncompetition and
        consulting agreement.....................................................            220               220
     Accounts payable............................................................         10,757            11,183
     Accrued expenses and other current liabilities..............................         22,672            22,635
     Accrued dividends...........................................................             --             1,861
     Accrued income taxes........................................................            296             1,641
                                                                                     -------------     --------------
        Total current liabilities................................................         34,903            38,475
                                                                                     -------------     --------------
Non-current liabilities:
     Long-term debt - less current portion.......................................         25,171            25,832
     Franchise deposits..........................................................          1,591             1,168
     Obligations under noncompetition and consulting agreement
        - less current portion...................................................            220               440
                                                                                     -------------     --------------
        Total non-current liabilities............................................         26,982            27,440
                                                                                     -------------     --------------
        Total liabilities........................................................         61,885            65,915
Minority interest in joint venture...............................................            891               772
Commitments and contingencies (Note 3)
Stockholders' equity:
     Preferred stock - par value $0.01 per share:  authorized - 1,000,000 shares;
        no shares issued.........................................................             --                --
     Common stock - par value $0.01 per share:  authorized - 125,000,000 shares;
        issued - 31,548,563 shares in 1996 and 31,298,517 shares in 1995.........            315               313
     Additional paid-in capital..................................................        152,482           148,081
     Retained earnings...........................................................         74,198            56,258
     Unrealized gain on short-term investments, net of income taxes..............             42               190
                                                                                     -------------     --------------
                                                                                         227,037           204,842
     Treasury stock - 281,772 shares in 1996 and 1995, at cost...................           (849)             (849)
                                                                                     -------------     --------------
        Total stockholders' equity...............................................        226,188           203,993
                                                                                     -------------     --------------
                                                                                      $  288,964        $  270,680
                                                                                     =============     ==============

                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                            13 Weeks Ended                 26 Weeks Ended
                                                      ---------------------------    ---------------------------
                                                       June 30,        June 25,        June 30,       June 25,
                                                         1996            1995            1996           1995
                                                      -----------     -----------     -----------    ------------
Revenues:
     Company restaurant sales....................     $ 91,116        $ 73,120        $ 173,756      $ 139,141
     Franchise income............................       13,469          10,681           25,870         20,099
                                                      -----------     -----------     -----------    ------------
        Total operating revenues.................      104,585          83,801          199,626        159,240
                                                      -----------     -----------     -----------    ------------
Cost of Company restaurant sales:
     Food and beverage...........................       25,549          20,953           48,900         39,861
     Labor.......................................       28,292          23,061           55,151         44,129
     Direct and occupancy........................       22,865          17,807           43,328         33,185
     Pre-opening expense.........................          925             423            1,174          1,056
                                                      -----------     -----------     -----------    ------------
        Total cost of Company restaurant sales...       77,631          62,244          148,553        118,231
                                                      -----------     -----------     -----------    ------------
General and administrative expenses..............       11,109           9,480           21,494         18,389
Merger costs.....................................          --              --              --            1,770
Amortization of intangible assets................          570             595            1,158          1,110
Loss on disposition of property and equipment....          424              80              539            106
                                                      -----------     -----------     -----------    ------------
Operating earnings...............................       14,851          11,402           27,882         19,634
                                                      -----------     -----------     -----------    ------------
Other income (expense):
     Investment income...........................          597             210            1,398            447
     Interest expense............................         (434)           (679)            (880)        (1,293)
     Other income................................          200              71              305            153
                                                      -----------     -----------     -----------    ------------
        Total other income (expense).............          363            (398)             823           (693)
                                                      -----------     -----------     -----------    ------------
Earnings before income taxes.....................       15,214          11,004           28,705         18,941
Income taxes.....................................        5,639           4,193           10,765          7,877
                                                      -----------     -----------     -----------    ------------
Net earnings.....................................       $9,575          $6,811          $17,940        $11,064
                                                      ===========     ===========     ===========    ============

Net earnings per common share....................       $ 0.31          $ 0.24          $  0.58        $  0.39
                                                      ===========     ===========     ===========    ============

Weighted average shares outstanding..............       31,148          28,244           31,090         28,162



                 See notes to consolidated financial statements.


                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                             (dollars in thousands)

                                                                                       Unrealized
                                                                                          Gain
                                         Common Stock         Additional               (Loss) on                 Total
                                   ------------------------    Paid-In     Retained    Short-Term   Treasury   Stockholders'
                                       Shares      Amount      Capital     Earnings    Investments    Stock       Equity
                                   ------------- ---------- ------------- ----------- ------------ ----------- -------------


Balance, December 31, 1995........   31,298,517    $  313      $148,081    $56,258     $  190      $ (849)     $203,993

   Stock options exercised........      250,046         2         3,376       --         --          --           3,378
   Income tax benefit upon exercise
     of stock options.............        --        --            1,025       --         --          --           1,025
   Change in unrealized gain on
     short-term investments, net
     of income taxes..............        --        --            --          --         (148)       --            (148)
   Net earnings...................        --        --            --        17,940       --          --          17,940
                                   ------------- ----------- ------------ ------------ ---------- ---------- --------------

Balance, June 30, 1996............   31,548,563    $  315      $152,482    $74,198     $   42      $ (849)     $226,188
                                   ============= =========== ============ ============ ========== ========== ==============






                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (dollars in thousands)

                                                                                       26 Weeks Ended
                                                                               --------------------------------
                                                                                 June 30,           June 25,
                                                                                   1996               1995
                                                                               -------------      -------------
         CASH FLOWS FROM OPERATING ACTIVITIES:
              Net earnings................................................       $  17,940          $  11,064
              Adjustments to reconcile net earnings to net
                 cash provided by operating activities:
                 Depreciation and amortization............................           7,336              5,415
                 Amortization of intangible assets........................           1,158              1,110
                 Gain on sale of investments..............................              --                (62)
                 Deferred income tax provision (benefit)..................            (278)               175
                 Loss on disposition of property and equipment............             539                106
                 Pro forma provision for income taxes.....................              --                 73
              Changes  in  assets  and  liabilities  (exclusive  of
                 effects of acquisitions):
                 Receivables..............................................          (1,601)            (2,093)
                 Inventories..............................................           1,721             (4,272)
                 Prepaid and other current assets.........................          (1,398)              (509)
                 Accounts payable.........................................            (426)             1,227
                 Accrued expenses and other current liabilities...........             141                (17)
                 Accrued income taxes.....................................          (1,345)              (947)
                 Franchise deposits.......................................             423                 30
                 Other....................................................            (103)               561
                                                                               -------------      -------------
                 NET CASH PROVIDED BY
                    OPERATING ACTIVITIES..................................          24,107             11,861
                                                                               -------------      -------------
         CASH FLOWS FROM INVESTING ACTIVITIES:
              Purchases of short-term investments.........................         (23,762)                --
              Maturities and sales of short-term investments..............          17,931              4,120
              Purchases of property and equipment.........................         (28,775)           (19,409)
              Acquisition of restaurants..................................              --             (9,673)
              Proceeds from sale of restaurants and equipment.............             786                 37
                                                                               -------------      -------------
                 NET CASH USED BY INVESTING ACTIVITIES....................         (33,820)           (24,925)
                                                                               -------------      -------------
         CASH FLOWS FROM FINANCING ACTIVITIES:
              Dividends paid..............................................          (1,861)            (1,269)
              Issuance of common stock upon exercise of stock options.....           3,378              3,822
              Income tax benefit upon exercise of stock options...........           1,025              1,181
              Proceeds from issuance of notes payable.....................            --                8,087
              Payments on notes payable...................................            (646)            (4,383)
              Payments under noncompetition and consulting agreement......            (220)              (220)
              Minority interest in net earnings of joint venture..........             119                 92
                                                                               -------------      -------------
                 NET CASH PROVIDED BY
                    FINANCING ACTIVITIES..................................           1,795              7,310
                                                                               -------------      -------------
         NET DECREASE IN CASH AND
              CASH EQUIVALENTS............................................          (7,918)            (5,754)
         CASH AND CASH EQUIVALENTS, beginning of period...................          30,188              9,634
                                                                               -------------      -------------
         CASH AND CASH EQUIVALENTS, end of period.........................       $  22,270          $   3,880
                                                                               =============      =============


                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                   (Unaudited)
                             (dollars in thousands)

                                                                                          26 Weeks Ended
                                                                                -----------------------------------
                                                                                   June 30,           June 25,
                                                                                     1996               1995
                                                                                ---------------    ----------------

SUPPLEMENTAL DISCLOSURES OF CASH
     FLOW INFORMATION:
     Cash paid during the 26 week period for:
       Income taxes........................................................        $    11,356        $     8,576
                                                                                ===============    ================
       Interest............................................................        $       998        $     1,068
                                                                                ===============    ================



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




                                                                              Pro Forma           Pro Forma
                                          Company               IRC          Adjustments          Combined
                                      ---------------      --------------   ---------------     --------------
         13 Weeks Ended
         March 26, 1995:
              Net sales..........       $    52,199        $    13,822        $       --         $    66,021
              Net earnings.......       $     5,519        $       577        $   (1,843)        $     4,253

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

3.    Commitments and Contingencies

Litigation, claims and disputes: As of June 30, 1996, the Company was using assets owned by a former franchisee in the operation of one restaurant under a purchase rights agreement which required the Company to make certain payments to the franchisee's lender. In 1991, a dispute arose between the lender and the Company over the amount of the payments due the lender. Based upon a then current independent appraisal, the Company offered to settle the dispute and purchase the assets for $1,000,000 in 1991. The lender rejected the Company's offer and claimed that the Company had guaranteed the entire $2,400,000 debt of the franchisee. In November 1992, the lender was declared insolvent by the FDIC and has since been liquidated. The Company was contacted by the FDIC, and in 1993, the Company offered to settle the issue and purchase the assets at the three restaurants then being operated for $182,000. The Company closed one of the three restaurants in 1994 and lowered its offer to $120,000 to settle the issue and purchase the assets at the two then remaining restaurants. The FDIC declined the Company's offer, indicating instead its preliminary position that the Company should pay the entire debt of the franchisee. The Company closed one of the two remaining restaurants in February 1996, and does not currently intend to make an additional settlement offer to the FDIC. In the event that the Company were to pay an amount determined to be in excess of the fair market value of the assets, the Company will recognize a loss at the time of such payment.

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

Franchise financing: The Company entered into an agreement in 1992 with a financing source to provide up to $75,000,000 of financing to Company franchisees to fund development of new franchise restaurants. The Company provided a limited guaranty of loans made under the agreement. The Company's maximum recourse obligation of 10% of the amount funded is reduced beginning in the second year of each long-term loan and thereafter decreases ratably to zero after the seventh year of each loan. At June 30, 1996, approximately $47,000,000 had been funded through this financing source. The Company has not been apprised of any defaults under this agreement by franchisees. This agreement expired on December 31, 1994 and was not renewed, although some loan commitments as of the termination date were thereafter funded through December 31, 1995.

Severance agreements: The Company has severance and employment agreements with certain officers providing for severance payments to be made in the event the employee resigns or is terminated related to a change in control (as defined in the agreements). If the severance payments had been due as of June 30, 1996, the Company would have been required to make payments aggregating approximately $5,300,000. In addition, the Company has severance and employment agreements with certain officers which contain severance provisions not related to a change in control, and such provisions would have required aggregate payments of approximately $4,400,000 if such officers had been terminated as of June 30, 1996.


4.    Subsequent Events

In August 1996, the Company reached an agreement to sell six of its eight Company owned Applebee's restaurants located in the San Bernardino and Riverside counties of southern California for $8,500,000. The operations of the six restaurants and future restaurant development in the market area will be assumed by an existing Applebee's franchisee. The Company expects the sale to close in the fourth quarter of 1996 with minimal effect, if any, on its consolidated net earnings or financial position. The Company will continue to operate the two remaining restaurants in the territory while it considers possible alternatives for those locations. Depending upon the ultimate course of action relating to these restaurants, the Company may incur a loss on their disposition in the future.

The Company is also currently assessing its strategic direction with respect to the operations of its remaining southern California presence, comprised of six Company owned Applebee's restaurants in the San Diego market area, and future restaurant development in this territory. The Company's alternatives for the San Diego market may include continued operation of the restaurants and development of new restaurants, a franchisee alliance for future development of the remainder of the market, or the possible sale of the existing restaurants to a franchisee.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company's revenues are generated from two primary sources: Company restaurant sales (food and beverage sales) and franchise income consisting of franchise restaurant royalties (generally 4% of each franchise restaurant's monthly gross sales) and franchise fees (which typically range from $30,000 to $35,000 for each Applebee's restaurant opened and $40,000 for each Rio Bravo Cantina restaurant opened). Beverage sales include sales of alcoholic beverages, while non-alcoholic beverages are included in food sales. Certain expenses (food and beverage, labor, direct and occupancy costs, and pre-opening expenses) relate directly to Company restaurants, and other expenses (general and administrative and amortization expenses) relate to both Company restaurants and franchise operations.

The Company operates on a 52 or 53 week fiscal year ending on the last Sunday in December. The Company's fiscal quarters ended June 30, 1996 and June 25, 1995 each contained 13 weeks, and are referred to hereafter as the "1996 quarter" and the "1995 quarter," respectively. The 26 week periods ended June 30, 1996 and June 25, 1995 are referred to hereafter as the "1996 year-to-date period" and the "1995 year-to-date period," respectively.

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


                                                                      13 Weeks Ended             26 Weeks Ended
                                                                ------------------------------------------------------
                                                                 June 30,       June 25,      June 30,     June 25,
                                                                   1996           1995          1996         1995
                                                                ------------   ------------ ------------- ------------
Revenues:
     Company restaurant sales................................       87.1%          87.3%         87.0%        87.4%
     Franchise income........................................       12.9           12.7          13.0         12.6
                                                                ------------   ------------ ------------- ------------
        Total operating revenues.............................      100.0%         100.0%        100.0%       100.0%
                                                                ============   ============ ============= ============
Cost of sales (as a percentage of Company restaurant sales):
     Food and beverage.......................................       28.0%          28.7%         28.1%        28.6%
     Labor...................................................       31.1           31.5          31.7         31.7
     Direct and occupancy....................................       25.1           24.3          24.9         23.9
     Pre-opening expense.....................................        1.0            0.6           0.7          0.8
                                                                ------------   ------------ ------------- ------------
        Total cost of Company restaurant sales...............       85.2%          85.1%         85.5%        85.0%
                                                                ============   ============ ============= ============

General and administrative expenses..........................       10.6%          11.3%         10.8%        11.5%
Merger costs.................................................       --             --            --            1.1
Amortization of intangible assets............................        0.5            0.7           0.6          0.7
Loss on disposition of property and equipment................        0.4            0.1           0.3          0.1
                                                                ------------   ------------ ------------- ------------
Operating earnings...........................................       14.2           13.6          14.0         12.3
                                                                ------------   ------------ ------------- ------------
Other income (expense):
     Investment income.......................................        0.6            0.2           0.7          0.3
     Interest expense........................................       (0.4)          (0.8)         (0.4)        (0.8)
     Other income............................................        0.2            0.1           0.1          0.1
                                                                ------------   ------------ ------------- ------------
        Total other income (expense).........................        0.4           (0.5)          0.4         (0.4)
                                                                ------------   ------------ ------------- ------------
Earnings before income taxes.................................       14.6           13.1          14.4         11.9
Income taxes.................................................        5.4            5.0           5.4          5.0
                                                                ------------   ------------ ------------- ------------
Net earnings.................................................        9.2%           8.1%          9.0%         6.9%
                                                                ============   ============ ============= ============


The following table sets forth certain unaudited financial information and other restaurant data relating to Company and franchise restaurants, as reported to the Company by franchisees.

                                                                 13 Weeks Ended                26 Weeks Ended
                                                            --------------------------    -------------------------
                                                             June 30,       June 25,      June 30,       June 25,
                                                               1996           1995          1996           1995
                                                            -----------    -----------    ----------    -----------
Number of restaurant openings:
     Applebee's:
         Company owned or operated.....................             8              5             11            13
         Franchise.....................................            34             36             67            58
                                                            ----------     ----------     ---------     ----------
         Total Applebee's..............................            42             41             78            71
     Rio Bravo Cantinas:
         Company owned or operated.....................             1              1              1             2
         Franchise.....................................             1           --                1          --
                                                            ----------     ----------     ---------     ----------
         Total Rio Bravo Cantinas......................             2              1              2             2
Restaurants open (end of period):
     Applebee's:
         Company owned or operated(1)..................           138            115            138           115
         Franchise.....................................           602            461            602           461
                                                            ----------     ----------     ---------     ----------
         Total Applebee's..............................           740            576            740           576
     Rio Bravo Cantinas:
         Company owned or operated.....................            17             14             17            14
         Franchise.....................................             1           --                1          --
                                                            ----------     ----------     ---------     ----------
         Total Rio Bravo Cantinas......................            18             14             18            14
     Specialty restaurants.............................             4              4              4             4
                                                            ----------     ----------     ---------     ----------
     Total.............................................           762            594            762           594
                                                            ==========     ==========     =========     ==========
Weighted average weekly sales per restaurant:
     Applebee's:
         Company owned or operated(1)..................     $  41,591      $  40,236      $  40,586     $  40,262
         Franchise.....................................     $  41,226      $  42,119      $  40,637     $  41,886
         Total Applebee's..............................     $  41,294      $  41,739      $  40,627     $  41,564
     Rio Bravo Cantinas (Company owned)(2).............     $  74,571      $  72,177      $  70,214     $  68,586
Change in comparable restaurant sales(3):
     Applebee's:
         Company owned or operated(1)..................         3.4 %           0.3%          1.6 %          1.9%
         Franchise.....................................        (1.3)%           2.3%         (1.4)%          2.3%
         Total Applebee's..............................        (0.4)%           1.9%         (0.8)%          2.2%
     Rio Bravo Cantinas (Company owned)................         4.1 %           1.0%          3.4 %          1.0%

- --------
(1) Company owned or operated data includes certain Texas restaurants operated by the Company under a management agreement since July 1990 (two at the end of the 1995 quarter and 1995 year-to-date period and one at the end of the 1996 quarter and 1996 year-to-date period).
(2) Excludes one restaurant which is open for dinner only.
(3) When computing comparable restaurant sales, restaurants open for at least 18 months are compared from period to period.


Company Restaurant Sales. Company restaurant sales for the 1996 and 1995 quarters and the 1996 and 1995 year-to-date periods were as follows (in thousands):

                                                    13 Weeks Ended
                                          ----------------------------------
                                          June 30,     June 25,   Increase
                                            1996         1995    (Decrease)
                                          ----------  ---------- -----------

Applebee's.............................   $ 71,766     $ 57,574  $ 14,192
Rio Bravo Cantinas.....................     15,592       11,927     3,665
Specialty restaurants..................      3,758        3,619       139
                                          ----------  ---------- -----------
Total..................................   $ 91,116     $ 73,120  $ 17,996
                                          ==========  ========== ===========


                                                    26 Weeks Ended
                                          ----------------------------------
                                          June 30,     June 25,   Increase
                                            1996         1995    (Decrease)
                                          ----------  ---------- -----------

Applebee's.............................   $137,630     $109,773  $ 27,857
Rio Bravo Cantinas.....................     28,988       22,313     6,675
Specialty restaurants..................      7,138        7,055        83
                                          ----------  ---------- -----------
Total..................................   $173,756     $139,141  $ 34,615
                                          ==========  ========== ===========


Overall Company restaurant sales and sales for Company owned Applebee's restaurants increased 25% in both the 1996 quarter and the 1996 year-to-date period. Sales for the Rio Bravo Cantina restaurants increased 31% in the 1996 quarter and 30% in the 1996 year-to-date period. The increases in sales were due primarily to Company restaurant openings and increases in comparable restaurant sales. Sales in the 1996 year-to-date period also increased as a result of the five Philadelphia Applebee's restaurants acquired in April 1995.

Comparable restaurant sales at Company owned or operated Applebee's restaurants increased by 3.4% and 1.6% in the 1996 quarter and the 1996 year-to-date period, respectively. The Company believes these increases were due, in part, to an increase in advertising spending, as a percentage of sales, in 1996. Comparable restaurant sales in the 1996 year-to-date period were negatively impacted by the extremely harsh winter weather in early 1996. The Company does not expect significant comparable restaurant sales increases and may experience comparable restaurant sales decreases for the remainder of the 1996 fiscal year for Company owned Applebee's restaurants, as many of its restaurants operate near sales capacity and various markets continue to experience competitive pressures.

Weighted average weekly sales at Company owned or operated Applebee's restaurants increased from $40,236 in the 1995 quarter to $41,591 in the 1996 quarter and from $40,262 in the 1995 year-to-date period to $40,586 in the 1996 year-to-date period. Weighted average weekly sales in the 1996 year-to-date period were negatively affected by the weather experienced during the first quarter of 1996 and in part to the inclusion in the 1995 year-to-date period of the week between Christmas and New Year's Day, which is historically one of the highest sales volume weeks of the year. The 1996 fiscal year began on January 1, 1996. Weighted average weekly sales at Company owned Applebee's restaurants continue to be adversely affected by the southern California market where weighted average weekly sales were approximately $27,000 and $26,700 in the 1995 quarter and the 1995 year-to-date period, respectively, and $28,500 and $28,000 in the 1996 quarter and the 1996 year-to-date period, respectively. When entering highly competitive new markets, or territories where the Company has not yet established a market presence, sales levels and profit margins are expected to be lower than in markets where the Company has a concentration of restaurants or has established customer awareness.

Comparable restaurant sales for Company owned Rio Bravo Cantina restaurants increased by 4.1% in the 1996 quarter and 3.4% in the 1996 year-to-date period. Weighted average weekly sales (excluding one restaurant that is open for dinner only) increased from $72,177 in the 1995 quarter to $74,571 in the 1996 quarter and from $68,586 in the 1995 year-to-date period to $70,214 in the 1996 year-to-date period.

Franchise Income. Overall franchise income increased $2,788,000 (26%) from $10,681,000 in the 1995 quarter to $13,469,000 in the 1996 quarter and increased $5,771,000 (29%) from $20,099,000 in the 1995 year-to-date period to $25,870,000 in the 1996 year-to-date period. Such increases were due primarily to the increased number of franchise Applebee's restaurants operating during the 1996 quarter and year-to-date period as compared to the 1995 quarter and year-to-date period. The remaining increase in franchise income in the 1996 year-to-date period was due to an increase in franchise fees of $388,000 resulting from an increase in the number of franchise Applebee's restaurant openings from 58 in the 1995 year-to-date period to 67 in the 1996 year-to-date period and the opening of the first franchise Rio Bravo Cantina restaurant during the 1996 quarter. Such increases were partially offset by decreases in franchise restaurant weighted average weekly sales and comparable restaurant sales for Applebee's restaurants.

Cost of Company Restaurant Sales. Food and beverage costs decreased from 28.7% and 28.6% in the 1995 quarter and 1995 year-to-date period, respectively, to 28.0% and 28.1% in the 1996 quarter and 1996 year-to-date period, respectively. Such decreases were due primarily to operational improvements, purchasing efficiencies resulting from the Company's rapid growth and early payment discounts. In addition, the Company experienced an increase in food costs in the second quarter of 1995 as a result of winter flooding in California which caused shortages of certain produce items and a significant increase in related costs. Beverage sales, as a percentage of Company restaurant sales, declined from 19.4% in both the 1995 quarter and 1995 year-to-date period to 18.6% and 18.7% in the 1996 quarter and 1996 year-to-date period, respectively, which had a negative impact on overall food and beverage costs. Management believes that the reduction in beverage sales is due in part to the continuation of the overall trend toward increased awareness of responsible alcohol consumption.

Labor costs decreased from 31.5% in the 1995 quarter to 31.1% in the 1996 quarter, and were 31.7% in both the 1995 year-to-date period and the 1996 year-to-date period. Labor costs in both the 1996 quarter and the 1996 year-to-date period were positively affected by an overall reduction in workers' compensation costs due to favorable historical claims experience and improved hourly labor efficiency. Such decreases were partially offset in the 1996 year-to-date period by higher management and hourly labor costs due in part to the lower sales resulting from the harsh weather experienced in the first quarter of 1996. Overall labor costs continue to be adversely affected by the lower sales volumes in the southern California market.

Direct and occupancy costs increased from 24.3% and 23.9% in the 1995 quarter and 1995 year-to-date period, respectively, to 25.1% and 24.9% in the 1996 quarter and 1996 year-to-date period, respectively, due primarily to higher levels of advertising expenditures and an increase in depreciation expense which were partially offset by lower rent expense. The southern California market continues to have a negative impact on overall direct and occupancy costs due to the absorption of such expenses, which are primarily fixed in nature, over a lower average weekly sales base in that market.

Pre-opening expense increased from $423,000 and $1,056,000 in the 1995 quarter and 1995 year-to-date period, respectively, to $925,000 and $1,174,000 in the 1996 quarter and 1996 year-to-date period, respectively. The increase in the 1996 quarter was due primarily to the opening of three additional Company restaurants as compared to the 1995 quarter, costs incurred relating to the reopening of one Applebee's restaurant in the 1996 quarter after being rebuilt, and higher pre-opening costs relating to the one Rio Bravo Cantina restaurant that was opened in the 1996 quarter.

General and Administrative Expenses. General and administrative expenses decreased from 11.3% and 11.5% in the 1995 quarter and 1995 year-to-date period, respectively, to 10.6% and 10.8% in the 1996 quarter and 1996 year-to-date period, respectively, due primarily to the absorption of general and administrative expenses over a larger revenue base. General and administrative expenses increased by $1,629,000 and $3,105,000 during the 1996 quarter and 1996 year-to-date period, respectively, compared to the 1995 quarter and 1995 year-to-date period, respectively, due primarily to the costs of additional personnel associated with the Company's development efforts and system-wide expansion, including costs related to the franchising and development of the Rio Bravo Cantina concept.

Merger Costs. The Company incurred merger costs of $1,770,000 in the first quarter of 1995 relating to the IRC Merger. The impact of these costs on net earnings per common share was approximately $0.06 in the first quarter of 1995 and the 1995 year-to-date period.

Investment Income. Investment income increased in the 1996 quarter and 1996 year-to-date period primarily as a result of increases in cash and cash equivalents and short-term investments resulting from the proceeds of the Company's stock offering in July 1995.

Interest Expense. Interest expense decreased in the 1996 quarter and 1996 year-to-date period compared to the 1995 quarter and 1995 year-to-date period primarily as a result of a decrease in interest related to the revolving credit facility incurred in the both the 1995 quarter and the 1995 year-to-date period and a decrease in long-term debt resulting from the payoff in August 1995 of the debt assumed in connection with the IRC Merger.

Income Taxes. The effective income tax rate, as a percentage of earnings before income taxes, was 37.1% and 37.5% in the 1996 quarter and the 1996 year-to-date period, respectively, compared to 38.1% and 41.6% in the 1995 quarter and the 1995 year-to-date period, respectively Such rates reflect the pro forma provision for income taxes at statutory rates for certain affiliates of IRC in the first quarter of 1995. The combined earnings of IRC included earnings of limited partnerships which were not taxable entities for federal and state income tax purposes. The decrease in the Company's overall effective tax rate in the 1996 year-to-date period is due primarily to the non-deductibility of the merger costs incurred relating to IRC in the first quarter of 1995. Excluding such merger costs, the effective income tax rate was 38.0% in the 1995 year-to-date period. The decrease in the Company's overall effective tax rate in the 1996 quarter and the remaining decrease in the 1996 year-to-date period is due to a reduction in state income taxes.

Liquidity and Capital Resources

The Company's need for capital resources historically has resulted from, and for the foreseeable future is expected to relate primarily to the construction and acquisition of restaurants. Such capital has been provided by public stock offerings, debt financing, and ongoing Company operations, including cash generated from Company and franchise operations, credit from trade suppliers, real estate lease financing, and landlord contributions to leasehold improvements. The Company has also used its common stock as consideration in the acquisition of restaurants. In addition, the Company assumed debt or issued new debt in connection with certain mergers and acquisitions.

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

The Company has certain debt agreements containing various covenants and restrictions which, among other things, require the maintenance of a stipulated fixed charge coverage ratio and minimum consolidated net worth, as defined, and also limit additional indebtedness in excess of specified amounts. The debt agreements also restrict the amount of retained earnings available for the payment of cash dividends. At June 30, 1996, retained earnings were not restricted for the payment of cash dividends. The Company has been and is currently in compliance with the covenants of all of its debt agreements.

The Company believes that the proceeds of its 1995 stock offering, liquid assets, and cash generated from operations, combined with borrowings available under its $20,000,000 revolving credit facility, will provide sufficient funds for its capital requirements for the foreseeable future. As of June 30, 1996, the Company held liquid assets totaling $49,698,000, consisting of cash and cash equivalents ($22,270,000) and short-term investments ($27,428,000). No amounts were outstanding under the revolving credit facility; however, standby letters of credit issued under the facility totaling $477,000 were outstanding as of June 30, 1996.

Inflation

Substantial increases in costs and expenses, particularly food, supplies, labor and operating expenses could have a significant impact on the Company's operating results to the extent that such increases cannot be passed along to customers. The Company does not believe that inflation has materially affected its operating results during the past three years.

A majority of the Company's employees are paid hourly rates related to federal and state minimum wage laws and various laws that allow for credits to that wage. An increase in the minimum wage has recently been passed by the Federal government and is also being discussed by various state governments. Although the Company has been able to and will continue to attempt to pass along increases in costs through food and beverage price increases, there can be no assurance that all such increases can be reflected in its prices or that increased prices will be absorbed by customers without diminishing, to some degree, customer spending at its restaurants.

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

As of June 30, 1996, the Company was using assets owned by a former franchisee in the operation of two restaurants under a purchase rights agreement which required the Company to make certain payments to the franchisee's lender. In 1991, a dispute arose between the lender and the Company over the amount of the payments due the lender. Based upon a then current independent appraisal, the Company offered to settle the dispute and purchase the assets for $1,000,000 in 1991. The lender rejected the Company's offer and claimed that the Company had guaranteed the entire $2,400,000 debt of the franchisee. In November 1992, the lender was declared insolvent by the FDIC and has since been liquidated. The Company was contacted by the FDIC, and in 1993, the Company offered to settle the issue and purchase the assets at the three restaurants then being operated for $182,000. The Company closed one of the three restaurants in 1994 and lowered its offer to $120,000 to settle the issue and purchase the assets at the two then remaining restaurants. The FDIC declined the Company's offer, indicating instead its preliminary position that the Company should pay the entire debt of the franchisee. The Company closed one of the two remaining restaurants in February 1996, and does not currently intend to make an additional settlement offer to the FDIC. In the event that the Company were to pay an amount determined to be in excess of the fair market value of the assets, the Company will recognize a loss at the time of such payment.

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

Item 4.     Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on May 13, 1996. The following matter was submitted to a vote of the Stockholders:

It was proposed that the Company's 1995 Equity Incentive Plan be amended to reduce the number of stock options to be granted each year to members of the Board of Directors. The results of the voting on the foregoing matter were as follows:

     Affirmative           Negative                                  Broker
        Votes                Votes            Abstentions          Non-Votes
   -----------------    ----------------    ----------------     ---------------
      22,909,402           3,871,515            42,514               89,870

Since this proposal required the affirmative votes of 13,456,652 shares to be adopted, it was affirmatively adopted by the Stockholders.

Item 6.     Exhibits and Reports on Form 8-K

(a) The Exhibits listed on the accompanying Exhibit Index are filed as part of this report.

(b) The Company did not file any reports on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        APPLEBEE'S INTERNATIONAL, INC.
                                        (Registrant)


Date:    August 5, 1996                 By:  /s/    Abe J. Gustin, Jr.
         ---------------                    --------------------------
                                        Abe J. Gustin, Jr.
                                        Chairman, President and
                                        Chief Executive Officer

Date:    August 5, 1996                 By:  /s/    George D. Shadid
         ---------------                    ------------------------
                                        George D. Shadid
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (principal financial and
                                         accounting officer)

                                          APPLEBEE'S INTERNATIONAL, INC.
                                                   EXHIBIT INDEX



  Exhibit
   Number     Description of Exhibit
- ------------- ----------------------------------------------------------


        27    Financial Data Schedule.