Form 10-Q
period 1996-09-29
APPLEBEES INTERNATIONAL INC
filed 1996-11-04
CIK 853665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 1996


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

The number of shares of the registrant's common stock outstanding as of November 1, 1996 was 31,293,132.

                                             APPLEBEE'S INTERNATIONAL, INC.
                                                        FORM 10-Q
                                         FISCAL QUARTER ENDED SEPTEMBER 29, 1996
                                                        INDEX


                                                                            Page

PART I    FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements:

          Consolidated Balance Sheets as of September 29, 1996
              and December 31, 1995......................................      3

          Consolidated Statements of Earnings for the 13 Weeks and 39 Weeks
              Ended September 29, 1996 and September 24, 1995............      4

          Consolidated Statement of Stockholders' Equity for the
              39 Weeks Ended September 29, 1996..........................      5

          Consolidated Statements of Cash Flows for the 39 Weeks
              Ended September 29, 1996 and September 24, 1995............      6

          Notes to Consolidated Financial Statements.....................      8

Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations..............     11



PART II   OTHER INFORMATION

Item 1.   Legal Proceedings..............................................     18

Item 6.   Exhibits and Reports on Form 8-K...............................     18


Signatures ..............................................................     19

Exhibit Index............................................................     20

                                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                                   (Unaudited)
                                (dollars in thousands, except per share amounts)


                                                                                     September 29,      December 31,
                                                                                         1996               1995
                                                                                     -------------     --------------
                                                      ASSETS

Current assets:
     Cash and cash equivalents...................................................     $   10,245        $   30,188
     Short-term investments, at market value (amortized cost of $45,134 in 1996
        and $21,530 in 1995).....................................................         45,194            21,836
     Receivables (less allowance for bad debts of $720 in 1996 and $723 in 1995).         14,332             9,843
     Inventories.................................................................          5,300            10,036
     Prepaid and other current assets............................................          3,856             2,654
                                                                                     -------------     --------------
        Total current assets.....................................................         78,927            74,557
Property and equipment, net......................................................        193,558           159,832
Goodwill, net....................................................................         22,968            25,780
Franchise interest and rights, net...............................................          5,378             5,805
Deferred income taxes............................................................            924               719
Other assets.....................................................................          4,376             3,987
                                                                                     -------------     --------------
                                                                                      $  306,131        $  270,680
                                                                                     =============     ==============


                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt...........................................     $      958        $      935
     Current portion of obligations under noncompetition
        and consulting agreement.................................................            220               220
     Accounts payable............................................................         15,676            11,183
     Accrued expenses and other current liabilities..............................         23,467            22,635
     Accrued dividends...........................................................             --             1,861
     Accrued income taxes........................................................             99             1,641
                                                                                     -------------     --------------
        Total current liabilities................................................         40,420            38,475
                                                                                     -------------     --------------
Non-current liabilities:
     Long-term debt - less current portion.......................................         25,025            25,832
     Franchise deposits..........................................................          1,772             1,168
     Obligations under noncompetition and consulting agreement
        - less current portion...................................................            220               440
                                                                                     -------------     --------------
        Total non-current liabilities............................................         27,017            27,440
                                                                                     -------------     --------------
        Total liabilities........................................................         67,437            65,915
Minority interest in joint venture...............................................            974               772
Commitments and contingencies (Note 3)
Stockholders' equity:
     Preferred stock - par value $0.01 per share:  authorized - 1,000,000 shares;
        no shares issued.........................................................             --                --
     Common stock - par value $0.01 per share:  authorized - 125,000,000 shares;
        issued - 31,574,904 shares in 1996 and 31,298,517 shares in 1995.........            316               313
     Additional paid-in capital..................................................        153,024           148,081
     Retained earnings...........................................................         85,192            56,258
     Unrealized gain on short-term investments, net of income taxes..............             37               190
                                                                                     -------------     --------------
                                                                                         238,569           204,842
     Treasury stock - 281,772 shares in 1996 and 1995, at cost...................           (849)             (849)
                                                                                     -------------     --------------
        Total stockholders' equity...............................................        237,720           203,993
                                                                                     -------------     --------------
                                                                                      $  306,131        $  270,680
                                                                                     =============     ==============

                               See notes to consolidated financial statements.


                                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF EARNINGS
                                                   (Unaudited)
                                    (in thousands, except per share amounts)

                                                               13 Weeks Ended                       39 Weeks Ended
                                                      ---------------------------------    ---------------------------------
                                                      September 29,      September 24,     September 29,     September 24,
                                                          1996               1995              1996               1995
                                                     ----------------   ----------------  ----------------   ---------------
Revenues:
     Company restaurant sales....................       $ 92,969           $ 76,965          $ 266,725         $ 216,106
     Franchise income............................         14,105             11,116            39,975            31,215
                                                     ----------------   ---------------   ----------------  ----------------
        Total operating revenues.................        107,074             88,081           306,700           247,321
                                                     ----------------   ---------------   ----------------  ----------------
Cost of Company restaurant sales:
     Food and beverage...........................         26,172             21,375            75,072            61,236
     Labor.......................................         29,027             24,284            84,178            68,413
     Direct and occupancy........................         22,049             18,708            65,377            51,893
     Pre-opening expense.........................            865                326             2,039             1,382
                                                     ----------------   ---------------   ----------------  ----------------
        Total cost of Company restaurant sales...         78,113             64,693           226,666           182,924
                                                     ----------------   ---------------   ----------------  ----------------
General and administrative expenses..............         11,152              9,292            32,646            27,681
Merger costs.....................................           --                --                 --               1,770
Amortization of intangible assets................            570                588             1,728             1,698
Loss on disposition of property and equipment....            183                 60               722               166
                                                     ----------------   ---------------   ----------------  ----------------
Operating earnings...............................         17,056             13,448            44,938            33,082
                                                     ----------------   ---------------   ----------------  ----------------
Other income (expense):
     Investment income...........................            694                563             2,092             1,010
     Interest expense............................           (363)              (833)           (1,243)           (2,126)
     Other income................................            205                111               510               264
                                                     ----------------   ---------------   ----------------  ----------------
        Total other income (expense).............            536               (159)            1,359              (852)
                                                     ----------------   ---------------   ----------------  ----------------
Earnings before income taxes.....................         17,592             13,289            46,297            32,230
Income taxes.....................................          6,598              5,050            17,363            12,927
                                                     ----------------   ---------------   ----------------  ----------------
Net earnings.....................................      $  10,994          $   8,239         $  28,934         $  19,303
                                                     ================   ===============   ================  ================

Net earnings per common share....................      $    0.35          $    0.28         $    0.93         $    0.67
                                                     ================   ===============   ================  ================

Weighted average shares outstanding..............         31,277             29,821            31,152            28,715


                                 See notes to consolidated financial statements.


                                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                   (Unaudited)
                                             (dollars in thousands)


                                                                                       Unrealized
                                                                                          Gain
                                         Common Stock         Additional               (Loss) on                  Total
                                   -------------------------   Paid-In     Retained    Short-Term   Treasury   Stockholders'
                                       Shares       Amount     Capital     Earnings    Investments    Stock       Equity
                                   -------------- ---------- ----------- ------------- ------------ --------- ---------------


Balance, December 31, 1995........   31,298,517    $  313      $148,081    $56,258     $  190        $ (849)     $203,993

   Stock options exercised........      276,387         3         3,723         --         --            --         3,726
   Income tax benefit upon exercise
     of stock options.............           --        --         1,220         --         --            --         1,220
   Change in unrealized gain on
     short-term investments, net
     of income taxes..............           --        --            --         --       (153)           --          (153)
   Net earnings...................           --        --            --     28,934         --            --        28,934
                                   -------------- ---------- ----------- ------------- ------------ --------- ---------------

Balance, September 29, 1996.......   31,574,904    $  316      $153,024    $85,192     $   37        $ (849)     $237,720
                                   ============== ========== =========== ============= ============ ========= ===============






                                 See notes to consolidated financial statements.

                                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)
                                             (dollars in thousands)

                                                                                        39 Weeks Ended
                                                                               ---------------------------------
                                                                               September 29,     September 24,
                                                                                   1996              1995
                                                                              ----------------  ----------------
        CASH FLOWS FROM OPERATING ACTIVITIES:
             Net earnings................................................           $ 28,934          $ 19,303
             Adjustments to reconcile net earnings to net
                cash provided by operating activities:
                Depreciation and amortization............................             11,422             8,443
                Amortization of intangible assets........................              1,728             1,698
                Loss (gain) on sale of investments.......................                 34               (66)
                Deferred income tax provision (benefit)..................                 27              (673)
                Loss on disposition of property and equipment............                722               166
                Pro forma provision for income taxes.....................                 --                73
             Changes  in  assets  and  liabilities   (exclusive  of
                effects of acquisitions):
                Receivables..............................................             (2,789)           (1,157)
                Inventories..............................................              4,736            (4,166)
                Prepaid and other current assets.........................             (1,341)           (2,978)
                Accounts payable.........................................              4,493               (25)
                Accrued expenses and other current liabilities...........                861             2,376
                Accrued income taxes.....................................             (1,542)            1,201
                Franchise deposits.......................................                604               (55)
                Other....................................................               (551)              583
                                                                              ----------------  ----------------
                NET CASH PROVIDED BY
                   OPERATING ACTIVITIES..................................             47,338            24,723
                                                                              ----------------  ----------------
        CASH FLOWS FROM INVESTING ACTIVITIES:
             Purchases of short-term investments.........................            (49,487)               --
             Maturities and sales of short-term investments..............             25,849             4,212
             Purchases of property and equipment.........................            (46,716)          (32,145)
             Acquisition of restaurants..................................                 --            (9,682)
             Proceeds from sale of restaurants and equipment.............                802                39
                                                                              ----------------  ----------------
                NET CASH USED BY INVESTING ACTIVITIES....................            (69,552)          (37,576)
                                                                              ----------------  ----------------
        CASH FLOWS FROM FINANCING ACTIVITIES:
             Proceeds from issuance of common stock......................                 --            60,459
             Dividends paid..............................................             (1,861)           (1,269)
             Issuance of common stock upon exercise of stock options.....              3,726             5,596
             Income tax benefit upon exercise of stock options...........              1,220             1,938
             Proceeds from issuance of notes payable.....................                 --             8,087
             Payments on notes payable...................................               (796)          (22,012)
             Payments under noncompetition and consulting agreement......               (220)             (220)
             Minority interest in net earnings of joint venture..........                202               130
                                                                              ----------------  ----------------
                NET CASH PROVIDED BY
                   FINANCING ACTIVITIES..................................              2,271            52,709
                                                                              ----------------  ----------------
        NET INCREASE (DECREASE) IN CASH AND
             CASH EQUIVALENTS............................................            (19,943)           39,856
        CASH AND CASH EQUIVALENTS, beginning of period...................             30,188             9,634
                                                                              ----------------  ----------------
        CASH AND CASH EQUIVALENTS, end of period.........................     $       10,245    $       49,490
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


                               APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                                 (Unaudited)
                                           (dollars in thousands)


                                                                                          39 Weeks Ended
                                                                                ------------------------------------
                                                                                 September 29,      September 24,
                                                                                     1996                1995
                                                                                ----------------   -----------------

SUPPLEMENTAL DISCLOSURES OF CASH
     FLOW INFORMATION:
     Cash paid during the 39 week period for:
       Income taxes........................................................        $    17,649        $    10,348
                                                                                ================   =================
       Interest............................................................        $     1,031        $     2,156
                                                                                ================   =================


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

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

3.    Commitments and Contingencies

Litigation, claims and disputes: As of September 29, 1996, the Company was using assets owned by a former franchisee in the operation of one restaurant under a purchase rights agreement which required the Company to make certain payments to the franchisee's lender. In 1991, a dispute arose between the lender and the Company over the amount of the payments due the lender. Based upon a then current independent appraisal, the Company offered to settle the dispute and purchase the assets for $1,000,000 in 1991. The lender rejected the Company's offer and claimed that the Company had guaranteed the entire $2,400,000 debt of the franchisee. In November 1992, the lender was declared insolvent by the FDIC and has since been liquidated. The Company was contacted by the FDIC, and in 1993, the Company offered to settle the issue and purchase the assets at the three restaurants then being operated for $182,000. The Company closed one of the three restaurants in 1994 and lowered its offer to $120,000 to settle the issue and purchase the assets at the two then remaining restaurants. The FDIC declined the Company's offer, indicating instead its preliminary position that the Company should pay the entire debt of the franchisee. The Company closed one of the two remaining restaurants in February 1996, and does not currently intend to make an additional settlement offer to the FDIC. In the event that the Company were to pay an amount determined to be in excess of the fair market value of the assets, the Company will recognize a loss at the time of such payment.

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

Franchise financing: The Company entered into an agreement in 1992 with a financing source to provide up to $75,000,000 of financing to Company franchisees to fund development of new franchise restaurants. The Company provided a limited guaranty of loans made under the agreement. The Company's maximum recourse obligation of 10% of the amount funded is reduced beginning in the second year of each long-term loan and thereafter decreases ratably to zero after the seventh year of each loan. At September 29, 1996, approximately $47,000,000 had been funded through this financing source. The Company has not been apprised of any defaults under this agreement by franchisees. This agreement expired on December 31, 1994 and was not renewed, although some loan commitments as of the termination date were thereafter funded through December 31, 1995.

Severance agreements: The Company has severance and employment agreements with certain officers providing for severance payments to be made in the event the employee resigns or is terminated related to a change in control (as defined in the agreements). If the severance payments had been due as of September 29, 1996, the Company would have been required to make payments aggregating approximately $5,400,000. In addition, the Company has severance and employment agreements with certain officers which contain severance provisions not related to a change in control, and such provisions would have required aggregate payments of approximately $4,400,000 if such officers had been terminated as of September 29, 1996.


4.    Subsequent Events

In October 1996, the Company completed the sale of six of its eight Company owned Applebee's restaurants located in the San Bernardino and Riverside counties of southern California. The operations of the six restaurants and future restaurant development in the market area were assumed by an existing Applebee's franchisee. The sales price was $8,500,000 of which $3,500,000 was received in cash at closing and $5,000,000 was received as a promissory note (due in two equal annual installments). A loss on the disposition of the properties of $75,000 was recorded in the third quarter of 1996. The Company will continue to operate the two remaining restaurants in the territory while it considers possible alternatives for those locations. Depending upon the ultimate course of action relating to these restaurants, the Company may incur a loss on their disposition in the future.

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

The Company operates on a 52 or 53 week fiscal year ending on the last Sunday in December. The Company's fiscal quarters ended September 29, 1996 and September 24, 1995 each contained 13 weeks, and are referred to hereafter as the "1996 quarter" and the "1995 quarter," respectively. The 39 week periods ended September 29, 1996 and September 24, 1995 are referred to hereafter as the "1996 year-to-date period" and the "1995 year-to-date period," respectively.

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

                                                                  13 Weeks Ended                39 Weeks Ended
                                                           ----------------------------- -----------------------------
                                                           September 29,  September 24,  September 29,  September 24,
                                                               1996           1995           1996           1995
                                                           -------------- -------------- ------------- ---------------
Revenues:
     Company restaurant sales...........................       86.8%          87.4%          87.0%          87.4%
     Franchise income...................................       13.2           12.6           13.0           12.6
                                                           -------------- -------------- ------------- ---------------
        Total operating revenues........................      100.0%         100.0%         100.0%         100.0%
                                                           ============== ============== ============= ===============
Cost of Company restaurant sales (as a percentage of
 Company restaurant sales):
     Food and beverage..................................       28.2%          27.8%          28.1%          28.3%
     Labor..............................................       31.2           31.6           31.6           31.7
     Direct and occupancy...............................       23.7           24.3           24.5           24.0
     Pre-opening expense................................        0.9            0.4            0.8            0.6
                                                           -------------- -------------- ------------- ---------------
        Total cost of Company restaurant sales..........       84.0%          84.1%          85.0%          84.6%
                                                           ============== ============== ============= ===============
General and administrative expenses.....................       10.4%          10.5%          10.6%          11.2%
Merger costs............................................         --             --             --            0.7
Amortization of intangible assets.......................        0.5            0.7            0.6            0.7
Loss on disposition of property and equipment...........        0.2            0.1            0.2            0.1
                                                           -------------- -------------- ------------- ---------------
Operating earnings......................................       15.9           15.3           14.7           13.4
                                                           -------------- -------------- ------------- ---------------
Other income (expense):
     Investment income..................................        0.6            0.6            0.7            0.4
     Interest expense...................................       (0.3)          (0.9)          (0.4)          (0.9)
     Other income.......................................        0.2            0.1            0.2            0.1
                                                           -------------- -------------- ------------- ---------------
        Total other income (expense)....................        0.5           (0.2)           0.5           (0.4)
                                                           -------------- -------------- ------------- ---------------
Earnings before income taxes............................       16.4           15.1           15.1           13.0
Income taxes............................................        6.2            5.7            5.7            5.2
                                                           -------------- -------------- ------------- ---------------
Net earnings............................................       10.3%           9.4%           9.4%           7.8%
                                                           ============== ============== ============= ===============


The following table sets forth certain unaudited financial information and other restaurant data relating to Company and franchise restaurants, as reported to the Company by franchisees.

                                                                  13 Weeks Ended                39 Weeks Ended
                                                           ----------------------------- -----------------------------
                                                           September 29,  September 24,  September 29,  September 24,
                                                               1996           1995            1996           1995
                                                           -------------- -------------- ------------- ---------------
Number of restaurant openings:
     Applebee's:
         Company owned or operated.....................               7              3           18              16
         Franchise.....................................              35             33          102              91
                                                           -------------- -------------- ------------- ---------------
         Total Applebee's..............................              42             36          120             107
     Rio Bravo Cantinas:
         Company owned or operated.....................               2              1            3               3
         Franchise.....................................               2             --            3              --
                                                           -------------- -------------- ------------- ---------------
         Total Rio Bravo Cantinas......................               4              1            6               3
Restaurants open (end of period):
     Applebee's:
         Company owned or operated(1)..................             144            118          144             118
         Franchise.....................................             637            494          637             494
         Total Applebee's..............................             781            612          781             612
     Rio Bravo Cantinas:
         Company owned or operated.....................              19             15           19              15
         Franchise.....................................               3           --              3             --
                                                           -------------- -------------- ------------- ---------------
         Total Rio Bravo Cantinas......................              22             15           22              15
     Specialty restaurants.............................               4              4            4               4
                                                           -------------- -------------- ------------- ---------------
     Total.............................................             807            631          807             631
                                                           ============== ============== ============= ===============
Weighted average weekly sales per restaurant:
     Applebee's:
         Company owned or operated(1)..................    $     40,870   $     40,663  $    40,684    $     40,404
         Franchise.....................................    $     40,322   $     41,445  $    40,526    $     41,717
         Total Applebee's..............................    $     40,423   $     41,292  $    40,556    $     41,458
     Rio Bravo Cantinas (Company owned)(2).............    $     69,511   $     68,567  $    69,968    $     68,575
Change in comparable restaurant sales(3):
     Applebee's:
         Company owned or operated(1)..................           0.8 %           0.9%        1.3 %            1.5%
         Franchise.....................................          (1.3)%           1.0%       (1.3)%            1.8%
         Total Applebee's..............................          (0.9)%           0.9%       (0.8)%            1.7%
     Rio Bravo Cantinas (Company owned)................           5.8 %           1.3%        4.2 %            1.1%

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


Company Restaurant Sales. Company restaurant sales for the 1996 and 1995 quarters and the 1996 and 1995 year-to-date periods were as follows (in thousands):

                                                               13 Weeks Ended
                                          -------------------------------------------------------
                                          September 29,  September 24,  Amount of    Percentage
                                              1996           1995       Increase      Increase
                                          ------------- ------------- ------------- -------------

Applebee's.............................       $ 73,760      $ 60,810      $ 12,950           21%
Rio Bravo Cantinas.....................         15,396        12,654         2,742           22%
Specialty restaurants..................          3,813        3,501            312            9%
                                          ------------- ------------- ------------- -------------
Total..................................       $ 92,969      $ 76,965      $ 16,004           21%
                                          ============= ============= ============= =============


                                                               39 Weeks Ended
                                          -------------------------------------------------------
                                          September 29,  September 24,  Amount of    Percentage
                                              1996           1995       Increase      Increase
                                          ------------- ------------- ------------- -------------

Applebee's.............................       $211,390      $170,583      $ 40,807           24%
Rio Bravo Cantinas.....................         44,384        34,964         9,420           27%
Specialty restaurants..................         10,951        10,559           392           4%
                                          ------------- ------------- ------------- -------------
Total..................................       $266,725      $216,106      $ 50,619           23%
                                          ============= ============= ============= =============

The above increases in sales were due primarily to Company restaurant openings and increases in comparable restaurant sales. Sales in the 1996 year-to-date period also increased as a result of the five Philadelphia Applebee's restaurants acquired in April 1995.

Comparable restaurant sales at Company owned or operated Applebee's restaurants increased by 0.8% and 1.3% in the 1996 quarter and the 1996 year-to-date period, respectively. Weighted average weekly sales at Company owned or operated Applebee's restaurants increased from $40,663 in the 1995 quarter to $40,870 in the 1996 quarter and from $40,404 in the 1995 year-to-date period to $40,684 in the 1996 year-to-date period. The Company believes these increases were due, in part, to successful food-specific promotions backed by an increase in advertising spending, as a percentage of sales, in the 1996 year-to-date period. Comparable restaurant sales and weighted average weekly sales in certain markets were negatively impacted by the Olympics in the 1996 quarter, and in the 1996 year-to-date period, by the extremely harsh winter weather in early 1996.

A menu price increase will be implemented during the fourth quarter of 1996 in selected markets for certain menu items. The Company does not expect significant comparable restaurant sales increases and may experience comparable restaurant sales decreases for the remainder of 1996 and for 1997 for Company owned Applebee's restaurants, as many of its restaurants operate near sales capacity and various markets continue to experience competitive pressures.

Weighted average weekly sales at Company owned Applebee's restaurants continue to be adversely affected by the southern California market where weighted average weekly sales were approximately $27,000 and $26,800 in the 1995 quarter and the 1995 year-to-date period, respectively, and $26,900 and $27,600 in the 1996 quarter and the 1996 year-to-date period, respectively. When entering highly competitive new markets, or territories where the Company has not yet established a market presence, sales levels and profit margins are expected to be lower than in markets where the Company has a concentration of restaurants or has established customer awareness.

Comparable restaurant sales for Company owned Rio Bravo Cantina restaurants increased by 5.8% in the 1996 quarter and 4.2% in the 1996 year-to-date period. Weighted average weekly sales (excluding one restaurant that is open for dinner only) increased from $68,567 in the 1995 quarter to $69,511 in the 1996 quarter and from $68,575 in the 1995 year-to-date period to $69,968 in the 1996 year-to-date period.

Franchise Income. Overall franchise income increased $2,989,000 (27%) from $11,116,000 in the 1995 quarter to $14,105,000 in the 1996 quarter and increased $8,760,000 (28%) from $31,215,000 in the 1995 year-to-date period to $39,975,000 in the 1996 year-to-date period. Such increases were due primarily to the increased number of franchise Applebee's restaurants operating during the 1996 quarter and year-to-date period as compared to the 1995 quarter and year-to-date period. The remaining increase in franchise income in the 1996 year-to-date period was due to an increase in franchise fees of $588,000 resulting from an increase in the number of franchise Applebee's restaurant openings from 91 in the 1995 year-to-date period to 102 in the 1996 year-to-date period and the opening of three franchise Rio Bravo Cantina restaurants during the 1996 year-to-date period. Such increases were partially offset by decreases in franchise restaurant weighted average weekly sales and comparable restaurant sales for Applebee's restaurants.

Cost of Company Restaurant Sales. Food and beverage costs increased from 27.8% in the 1995 quarter to 28.2% in the 1996 quarter due primarily to an increase in dairy and poultry costs. Food and beverage costs decreased slightly from 28.3% in the 1995 year-to-date period to 28.1% in the 1996 year-to-date period due primarily to operational improvements, purchasing efficiencies resulting from the Company's rapid growth and early payment discounts. In addition, the Company experienced an increase in food costs in the second quarter of 1995 as a result of winter flooding in California which caused shortages of certain produce items and a significant increase in related costs. Beverage sales, as a percentage of Company restaurant sales, declined from 18.1% and 19.0% in the 1995 quarter and 1995 year-to-date period, respectively, to 17.8% and 18.4% in the 1996 quarter and 1996 year-to-date period, respectively, which had a negative impact on overall food and beverage costs. Management believes that the reduction in beverage sales is due in part to the continuation of the overall trend toward increased awareness of responsible alcohol consumption.

Labor costs decreased from 31.6% and 31.7% in the 1995 quarter and 1995 year-to-date period, respectively, to 31.2% and 31.6% in the 1996 quarter and 1996 year-to-date period, respectively. Labor costs in both the 1996 quarter and the 1996 year-to-date period were positively affected by an overall reduction in workers' compensation costs due to favorable historical claims experience and improved hourly labor efficiency. Such decreases were partially offset in the 1996 year-to-date period by higher management and hourly labor costs due in part to the lower sales resulting from the harsh weather experienced in the first quarter of 1996. Overall labor costs continue to be adversely affected by the lower sales volumes in the southern California market. The Company does not expect a significant increase in labor costs resulting from the minimum wage increase which was effective October 1, 1996.

Direct and occupancy costs decreased from 24.3% in the 1995 quarter to 23.7% in the 1996 quarter due primarily to lower advertising expense and rent expense as a percentage of sales which were partially offset by an increase in depreciation expense. Direct and occupancy costs increased from 24.0% in the 1995 year-to-date period to 24.5% in the 1996 year-to-date period due primarily to higher advertising expense and depreciation expense which were partially offset by lower rent expense. The southern California market continues to have a negative impact on overall direct and occupancy costs due to the absorption of such expenses, which are primarily fixed in nature, over a lower average weekly sales base in that market.

Pre-opening expense increased from $326,000 and $1,382,000 in the 1995 quarter and 1995 year-to-date period, respectively, to $865,000 and $2,039,000 in the 1996 quarter and 1996 year-to-date period, respectively. The increase in the 1996 quarter was due primarily to the opening of four additional Applebee's restaurants and one additional Rio Bravo Cantina restaurant as compared to the 1995 quarter. The increase in the 1996 year-to-date period was due primarily to the opening of two additional Applebee's restaurants, costs incurred relating to the reopening of one Applebee's restaurant after being rebuilt, and higher pre-opening costs relating to the three Rio Bravo Cantina restaurants that were opened in the 1996 year-to-date period.

General and Administrative Expenses. General and administrative expenses decreased from 10.5% and 11.2% in the 1995 quarter and 1995 year-to-date period, respectively, to 10.4% and 10.6% in the 1996 quarter and 1996 year-to-date period, respectively, due primarily to the absorption of general and administrative expenses over a larger revenue base. General and administrative expenses increased by $1,860,000 and $4,965,000 during the 1996 quarter and 1996 year-to-date period, respectively, compared to the 1995 quarter and 1995 year-to-date period, respectively, due primarily to the costs of additional personnel associated with the Company's development efforts and system-wide expansion, including costs related to the franchising and expansion of the Rio Bravo Cantina concept.

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

Income Taxes. The effective income tax rate, as a percentage of earnings before income taxes, was 37.5% in both the 1996 quarter and the 1996 year-to-date period, as compared to 38.0% and 40.1% in the 1995 quarter and the 1995 year-to-date period, respectively. Such rates reflect the pro forma provision for income taxes at statutory rates for certain affiliates of IRC in the first quarter of 1995. The combined earnings of IRC included earnings of limited partnerships which were not taxable entities for federal and state income tax purposes. The decrease in the Company's overall effective tax rate in the 1996 year-to-date period is due primarily to the non-deductibility of the merger costs incurred relating to IRC in the first quarter of 1995. Excluding such merger costs, the effective income tax rate was 38.0% in the 1995 year-to-date period. The decrease in the Company's overall effective tax rate in the 1996 quarter and the remaining decrease in the 1996 year-to-date period is due to a reduction in state income taxes.

Liquidity and Capital Resources

The Company's need for capital resources historically has resulted from, and for the foreseeable future is expected to relate primarily to, the construction and acquisition of restaurants. Such capital has been provided by public stock offerings, debt financing, and ongoing Company operations, including cash generated from Company and franchise operations, credit from trade suppliers, real estate lease financing, and landlord contributions to leasehold improvements. The Company has also used its common stock as consideration in the acquisition of restaurants. In addition, the Company assumed debt or issued new debt in connection with certain mergers and acquisitions.

Capital expenditures were $61,581,000 in fiscal year 1995 (which includes $9,682,000 related to the Philadelphia Acquisition) and $46,716,000 in the 1996 year-to-date period. The Company presently anticipates capital expenditures of between $75,000,000 and $80,000,000 in 1996 and between $85,000,000 and
$90,000,000 in 1997 primarily for the development of new restaurants, refurbishments of and capital replacements for existing restaurants, and enhancements to information systems for the Company's restaurants and corporate office. The Company currently expects to open approximately 30 Applebee's restaurants and six Rio Bravo Cantina restaurants in 1996 and between 30 and 35 Applebee's restaurants and at least eight Rio Bravo Cantina restaurants in 1997. In addition, during 1996 the Company has increased capital spending for refurbishing and remodeling of certain restaurants and for further enhancements to the Company's information systems and related technology. The amount of actual capital expenditures will be dependent upon, among other things, the proportion of leased versus owned properties as the Company expects to continue to purchase a significant portion of its sites. In addition, if the Company opens more restaurants than it currently anticipates or acquires additional restaurants, its capital requirements will increase accordingly.

The Company has certain debt agreements containing various covenants and restrictions which, among other things, require the maintenance of a stipulated fixed charge coverage ratio and minimum consolidated net worth, as defined, and also limit additional indebtedness in excess of specified amounts. The debt agreements also restrict the amount of retained earnings available for the payment of cash dividends. At September 29, 1996, retained earnings were not restricted for the payment of cash dividends. The Company has been and is currently in compliance with the covenants of all of its debt agreements.

The Company believes that the proceeds of its 1995 stock offering, liquid assets, and cash generated from operations, combined with borrowings available under its $20,000,000 revolving credit facility, will provide sufficient funds for its capital requirements for the foreseeable future. As of September 29, 1996, the Company held liquid assets totaling $55,439,000, consisting of cash and cash equivalents ($10,245,000) and short-term investments ($45,194,000). No amounts were outstanding under the revolving credit facility; however, standby letters of credit issued under the facility totaling $1,149,000 were outstanding as of September 29, 1996.

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

                                            PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

As of September 29, 1996, the Company was using assets owned by a former franchisee in the operation of two restaurants under a purchase rights agreement which required the Company to make certain payments to the franchisee's lender. In 1991, a dispute arose between the lender and the Company over the amount of the payments due the lender. Based upon a then current independent appraisal, the Company offered to settle the dispute and purchase the assets for $1,000,000 in 1991. The lender rejected the Company's offer and claimed that the Company had guaranteed the entire $2,400,000 debt of the franchisee. In November 1992, the lender was declared insolvent by the FDIC and has since been liquidated. The Company was contacted by the FDIC, and in 1993, the Company offered to settle the issue and purchase the assets at the three restaurants then being operated for $182,000. The Company closed one of the three restaurants in 1994 and lowered its offer to $120,000 to settle the issue and purchase the assets at the two then remaining restaurants. The FDIC declined the Company's offer, indicating instead its preliminary position that the Company should pay the entire debt of the franchisee. The Company closed one of the two remaining restaurants in February 1996, and does not currently intend to make an additional settlement offer to the FDIC. In the event that the Company were to pay an amount determined to be in excess of the fair market value of the assets, the Company will recognize a loss at the time of such payment.

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

(b) The Company did not file any reports on Form 8-K during the quarter ended September 29, 1996.

                                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        APPLEBEE'S INTERNATIONAL, INC.
                                        (Registrant)


Date:    November 4, 1996               By:  /s/    Abe J. Gustin, Jr.
         ----------------                    --------------------------
                                        Abe J. Gustin, Jr.
                                        Chairman and Chief Executive Officer

Date:    November 4, 1996               By:  /s/    George D. Shadid
         ----------------                    --------------------------
                                        George D. Shadid
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (principal financial officer)

Date:    November 4, 1996               By:  /s/    Mark A. Peterson
         ----------------                    --------------------------
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