Form 10-K
period 1996-12-29
APPLEBEES INTERNATIONAL INC
filed 1997-03-10
CIK 853665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended            December 29, 1996
                          -----------------------------------------
                                            OR

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 3, 1997 was $790,907,669 based upon the closing sale price on March 3, 1997.

The number of shares of the registrant's common stock outstanding as of March 3, 1997 was 31,323,076.

                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy statement to be filed pursuant to regulation 14A under the Securities Exchange Act of 1934 is incorporated into Part III hereof.

                         APPLEBEE'S INTERNATIONAL, INC.
                                   FORM 10-K
                      FISCAL YEAR ENDED DECEMBER 29, 1996
                                     INDEX


                                                                                                               Page
PART I

Item 1.         Business................................................................................        3

Item 2.         Properties..............................................................................       16

Item 3.         Legal Proceedings.......................................................................       18

Item 4.         Submission of Matters to a Vote of Security Holders.....................................       18


PART II

Item 5.         Market for Registrant's Common Equity and
                       Related Stockholder Matters......................................................       19

Item 6.         Selected Financial Data.................................................................       20

Item 7.         Management's Discussion and Analysis of
                      Financial Condition and Results of Operations.....................................       21

Item 8.         Financial Statements and Supplementary Data.............................................       28

Item 9.         Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure............................................       28

PART III

Item 10.        Directors and Executive Officers of the Registrant......................................       29

Item 11.        Executive Compensation..................................................................       29

Item 12.        Security Ownership of Certain Beneficial Owners and Management..........................       29

Item 13.        Certain Relationships and Related Transactions..........................................       29


PART IV

Item 14.        Exhibits and Reports on Form 8-K........................................................       30

Signatures..............................................................................................       31

                                     PART I

Item 1.       Business

General

Applebee's International, Inc. and its subsidiaries (the "Company") develops, franchises and operates casual dining restaurants principally under the names "Applebee's Neighborhood Grill & Bar" and "Rio Bravo Cantina."

The Company opened its first restaurant in 1986 and initially developed and operated six restaurants as a franchisee of the Applebee's Neighborhood Grill & Bar Division (the "Applebee's Division") of an indirect subsidiary of W.R. Grace & Co. In March 1988, the Company acquired substantially all the assets of its franchisor. At the time of this acquisition, the Applebee's Division operated 14 restaurants and had ten franchisees, including the Company, operating 41 franchise restaurants.

As of December 29, 1996, there were 819 Applebee's restaurants, of which 671 were operated by franchisees and 148 were owned or operated by the Company. The restaurants were located in 45 states, Canada, Europe, and the Caribbean. During 1996, 163 new restaurants were opened, including 134 franchise restaurants and 29 Company restaurants.

As part of its long-term growth strategy, the Company acquired the Rio Bravo Cantina chain of Mexican casual dining restaurants in March 1995. In late 1995 and early 1996, the Company identified the first Rio Bravo Cantina franchisees and began franchise expansion in 1996. During 1996, 14 new restaurants were opened, including nine franchise restaurants and five Company restaurants. As of December 29, 1996, there were 30 Rio Bravo Cantina restaurants located in 11 states, of which nine were operated by franchisees and 21 were owned by the Company. The Company also owns four other specialty restaurants.

The following table sets forth certain unaudited financial information and other restaurant data relating to Company and franchise restaurants, as reported to the Company by franchisees.


                                                                             Fiscal Year Ended
                                                            -----------------------------------------------------
                                                            December 29,       December 31,       December 25,
                                                                1996               1995               1994
                                                           -----------------  ----------------  -----------------
    Number of restaurants:
    Applebee's:
         Company(1):
             Beginning of year............................           128                97                  75
             Restaurant openings..........................            29                27                  23
             Restaurant closings..........................            (3)               (1)                 (1)
             Restaurants acquired from (by) franchisees...            (6)                5                --
                                                           -----------------  ----------------  -----------------
             End of year..................................           148               128                  97
                                                           -----------------  ----------------  -----------------
         Franchise:
             Beginning of year............................           538               408                 286
             Restaurant openings..........................           134               135                 122
             Restaurant closings..........................            (7)              --                 --
             Restaurants acquired by (from) franchisees...             6                (5)               --
                                                           -----------------  ----------------  -----------------
             End of year..................................           671               538                 408
                                                           -----------------  ----------------  -----------------
         Total Applebee's:
             Beginning of year............................           666               505                 361
             Restaurant openings..........................           163               162                 145
             Restaurant closings..........................           (10)                (1)                (1)
                                                           -----------------  ----------------  -----------------
             End of year..................................           819               666                 505
                                                           =================  ================  =================
    Rio Bravo Cantinas:
         Company:
             Beginning of year............................            16                12                   9
             Restaurant openings..........................             5                 4                   3
                                                           -----------------  ----------------  -----------------
             End of year..................................            21                16                  12
                                                           -----------------  ----------------  -----------------
         Franchise:
             Beginning of year............................           --                --                 --
             Restaurant openings..........................             9               --                 --
                                                           -----------------  ----------------  -----------------
             End of year..................................             9               --                 --
                                                           -----------------  ----------------  -----------------
         Total Rio Bravo Cantinas:
             Beginning of year............................            16                 12                  9
             Restaurant openings..........................            14                  4                  3
                                                           -----------------  ----------------  -----------------
             End of year..................................            30                 16                 12
                                                           =================  ================  =================

    Specialty restaurants:
             Beginning of year............................             4                 4                   6
             Restaurant closings(2).......................           --                --                   (2)
                                                           -----------------  ----------------  -----------------
             End of year..................................             4                  4                  4
                                                           =================  ================  =================

    Total number of restaurants:
             Beginning of year............................           686               521                 376
             Restaurant openings..........................           177               166                 148
             Restaurant closings..........................           (10)                (1)                (3)
                                                           -----------------  ----------------  -----------------
             End of year..................................           853               686                 521
                                                           =================  ================  =================


                                                                             Fiscal Year Ended
                                                            -----------------------------------------------------
                                                            December 29,       December 31,       December 25,
                                                                1996               1995               1994
                                                           -----------------  ----------------  -----------------
    Weighted average weekly sales per restaurant:
         Applebee's:
             Company(1)..................................  $      40,366      $      39,977     $        39,924
             Franchise...................................  $      39,870      $      40,922     $        41,010
             Total Applebee's............................  $      39,961      $      40,737     $        40,789
         Rio Bravo Cantinas (Company)(3) ................  $      66,743      $      66,158     $        68,637
    Change in comparable restaurant sales(4) :
         Applebee's:
             Company(1)..................................           1.1 %              0.3%                3.7%
             Franchise...................................          (1.2)%              0.5%                3.1%
             Total Applebee's............................          (0.8)%              0.5%                3.2%
         Rio Bravo Cantinas (Company)....................           3.9 %              0.9%                9.5%
    Total system sales (in thousands):
         Applebee's......................................  $   1,539,277      $   1,248,383     $       882,515



--------
(1) Includes certain Texas restaurants operated by the Company under a management agreement since July 1990 (two at the end of 1994 and 1995 and one at the end of 1996).
(2) Represents two specialty restaurants which were converted to Rio Bravo Cantina restaurants during 1994.
(3)  Excludes one restaurant which is open for dinner only.
(4) When computing comparable restaurant sales, restaurants open for at least 18 months are compared from period to period.

The Applebee's System

Concept. Each Applebee's restaurant is designed as an attractive, friendly, neighborhood establishment featuring moderately priced, high quality food and beverage items, table service and a comfortable atmosphere. Applebee's restaurants appeal to a wide range of customers including families with children, young adults and senior citizens.

Applebee's restaurants are designed according to Company specifications and are located in free-standing buildings, end caps of strip shopping centers, and shopping malls. The Company's two current free-standing restaurant prototypes are approximately 5,000 and 5,400 square feet and seat approximately 175 and 200 patrons, respectively. The Company is currently developing a third prototype that will be less than 5,000 square feet and seat almost 200 patrons. Each Applebee's restaurant has a centrally located bar and many restaurants offer patio seating. The decor of each restaurant incorporates artifacts and memorabilia such as old movie posters, musical instruments and sports equipment along with photographs and magazine and newspaper articles highlighting local history and personalities, giving each restaurant an individual, neighborhood identity.

Menu. Each Applebee's restaurant offers a diverse menu of high quality, moderately priced food and beverage items consisting of traditional favorites and innovative dishes. The restaurants feature a broad selection of entrees, including beef, chicken, seafood and pasta items prepared in a variety of cuisines, as well as appetizers, salads, sandwiches, specialty drinks and desserts. Most restaurants offer beer, wine, liquor and premium specialty drinks. During 1996, alcoholic beverages accounted for 15.8% of Company owned Applebee's restaurant sales. The Company continuously develops and tests new menu items through regional consumer tastings and additional tests in selected Company and franchise restaurants. Franchisees are required to present a menu consisting of approximately 65% of selections from the Company approved list of national core items and approximately 35% of additional items selected from the Company approved list of optional items.

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

Training. The Company has an operations training course for general managers, kitchen managers and other restaurant managers. The course consists of in-store task-oriented training and formal administrative, customer service, and financial training which may last from 10 to 12 weeks. A team of Company employed trainers is provided for each new restaurant to conduct hands-on training for all restaurant employees to ensure compliance with Company standards.

The Company also operates Applebee University, which offers restaurant managers specialized training programs, and conducts regular meetings that emphasize leadership, quality of food preparation, and service. In 1996, the Company conducted 12 Applebee University sessions consisting of approximately four days of continuing education in a classroom setting. The Company, generally through in-restaurant seminars and video presentations, provides periodic training for its restaurant employees regarding topics such as the responsible service of alcohol and food sanitation and storage.

Advertising. The Company has historically concentrated its advertising and marketing efforts primarily on four food-specific promotions each year, with each promotion featuring a specific theme or ethnic cuisine. The Company will add two optional promotions in 1997. The Company advertises on a national, regional and local basis, utilizing primarily television, radio and print media. In 1996, approximately 3.9% of sales for Company Applebee's restaurants was spent on advertising, including 1.5% contributed to the national advertising pool which develops and funds the specific national promotions. All franchisees are also required to contribute 1.5% of sales to the national advertising pool. The remainder of the Company's advertising expenditures are focused on local advertising in areas with Company owned restaurants.

Purchasing. Maintaining high food quality and system-wide consistency is a central focus of the Company's purchasing program. The Company mandates quality standards for all products used in the restaurants and maintains a limited list of approved suppliers from which the Company and its franchisees must select. The Company has negotiated purchasing agreements with most of its approved suppliers which result in volume discounts for the Company and its franchisees, and when necessary, purchases and maintains inventories of Riblets, a specialty item on the Applebee's menu, to assure sufficient supplies for the system.

Company Applebee's Restaurants

Company Restaurant Openings and Acquisitions. The Company's expansion strategy is to cluster restaurants in targeted markets, thereby increasing consumer awareness and enabling the Company to take advantage of operational, distribution, and advertising efficiencies. The Company's experience in developing markets indicates that the opening of multiple restaurants within a particular market results in increased market share.

In order to maximize overall system growth, the Company's expansion strategy through 1992 emphasized franchise arrangements with experienced, successful and financially capable restaurant operators. Although the Company continues to expand the Applebee's system across the United States through franchise operations, commencing in 1992, the system growth strategy also included increasing the number of Company restaurants through the direct development of strategic territories and, if available under acceptable financial terms, by selectively acquiring existing franchise restaurants and terminating related development rights held by the selling franchisee. In that regard, the Company has expanded from a total of 31 owned or operated restaurants as of December 27, 1992 to a total of 148 as of December 29, 1996 through the opening of 93 new restaurants and the acquisition of 37 franchise restaurants over the last four years. In February 1997, the Company entered into an agreement to purchase the assets of 11 operating Applebee's franchise restaurants located in the St. Louis metropolitan area. Final closing is subject to obtaining licenses and third party consents and is expected to occur early in the second quarter of 1997.

The Company anticipates opening approximately 35 new Applebee's restaurants in 1997, including two new restaurants in the St. Louis market, although it may open more restaurants depending upon the availability of appropriate new sites. The areas in which the Company's restaurants are located and the areas where the Company opened new restaurants during 1996 are set forth in the following table. The Company currently intends to continue developing restaurants in all of the following areas:


                                                                                               Company
                                                                            Company          Restaurants
                                                                          Restaurants           as of
                                                                           Opened in         December 29,
                                     Area                                     1996               1996
        --------------------------------------------------------------- ----------------- ------------------
        Minneapolis/St. Paul, Minnesota.............................             5                 25
        New England (includes Massachusetts, Vermont,
          New Hampshire, Rhode Island, Maine and
          parts of Connecticut).....................................             6                 24
        Detroit/Southern Michigan...................................             5                 23
        North/Central Texas.........................................             1                 20
        Kansas City, Missouri/Kansas................................             2                 18
        Las Vegas/Reno, Nevada......................................             4                  9
        San Diego/Southern California...............................             1                  8
        Atlanta, Georgia............................................            --                  7
        Philadelphia, Pennsylvania..................................             1                  6
        Albuquerque, New Mexico.....................................             1                  4
        Long Island, New York.......................................             3                  4
                                                                       ------------------ ------------------
                                                                                29                148
                                                                       ================== ==================

In October 1996, the Company completed the sale of six of its eight Company owned Applebee's restaurants located in the San Bernardino and Riverside counties of southern California. The operations of the six restaurants and future restaurant development in the market area were assumed by an existing Applebee's franchisee. The Company intends to dispose of the two remaining restaurants in the territory during 1997, and in March 1997, entered into a lease termination agreement for one of these restaurants.

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

Restaurant Operations. The staff for a typical Applebee's restaurant consists of one general manager, one kitchen manager, three assistant managers and approximately 85 hourly employees. All managers of Company owned restaurants receive a salary and performance bonus based on restaurant sales, profits and adherence to Company standards. As of December 29, 1996, the Company employed eight Regional Vice Presidents of Operations/Directors of Operations and 25 District Managers, whose duties include regular restaurant visits and inspections and the ongoing maintenance of the Company standards of quality, service, cleanliness, value, and courtesy. In addition to providing a significant contribution to revenues and operating earnings, Company restaurants are used for many purposes which are integral to the development of the entire system, including testing of new menu items and training of franchise restaurant managers and operating personnel. In addition, the operation of Company restaurants enables the Company to develop and refine its operating standards and specifications further and to understand and better respond to day-to-day management and operating concerns of franchisees.

The Applebee's Franchise System

Franchise Territory and Restaurant Openings. The Company currently has exclusive franchise arrangements with approximately 55 franchise groups, including eight international franchisees. The Company has generally selected franchisees that are experienced multi-unit restaurant operators who have been involved with other restaurant concepts. The Company's franchisees operate Applebee's restaurants in 39 states, Canada, Europe, and the Caribbean. Virtually all territories in the contiguous 48 states have been granted to franchisees or designated for Company development.

As of December 29, 1996, there were 671 franchise restaurants. Franchisees opened 122 restaurants in 1994, 135 restaurants in 1995, and 134 restaurants in 1996. The Company anticipates at least 100 franchise restaurant openings in 1997.

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

Advertising. Domestic franchisees are required to spend at least 1.5% of gross sales on local advertising and promotional activities, in addition to their contribution of 1.5% of gross sales to the national advertising account. Franchisees also promote the opening of each restaurant and the Company, subject to certain conditions, reimburses the franchisee for 50% of the out-of-pocket opening advertising expenditures, up to a maximum of $2,500. The Company can increase the combined amount of the advertising fee and the amount required to be spent on local advertising and promotional activities to a maximum of 5% of gross sales.

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

Quality Control. The Company continuously monitors franchisee operations and inspects restaurants, principally through its full-time franchise consultants (23 at December 29, 1996) who report to the Company's Executive Director of
Franchise Operations. The Company makes both scheduled and unannounced inspections of restaurants to ensure that only approved products are in use and that Company prescribed practices and procedures are being followed. A minimum of three planned visits are made each year, during which a representative of the Company conducts an inspection and consultation at each restaurant. The Company has the right to terminate a franchise if a franchisee does not operate and maintain a restaurant in accordance with the Company's requirements.

Franchise Business Council. The Company maintains a Franchise Business Council which provides advice to the Company regarding operations, marketing, product development and other aspects of restaurant operations for the purpose of improving the franchise system. As of December 29, 1996, the Franchise Business Council consisted of eight franchisee representatives and three members of the Company's senior management. One franchisee representative is a permanent member, one franchisee representative must be a franchisee with five or less restaurants, and any franchisee who operates 10% or more of the total number of system restaurants is reserved a seat (currently one franchisee). The remaining franchisee representatives are elected by franchisees prior to and announced at the annual franchise convention.

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

In this regard, the Company currently has development agreements with eight international franchisees. The agreements involve the development of Applebee's restaurants in Canada, the Benelux region of Northern Europe, Germany, Sweden, Greece, and certain countries in the Middle East. Five restaurants were opened during 1996 --one in the Netherlands, two in Germany, and two in Canada. In addition, the Company is considering potential franchisees for several other countries.

The success of further international expansion will be dependent upon, among other things, local acceptance of the Applebee's concept, and the Company's ability to attract qualified franchisees and operating personnel, to comply with the regulatory requirements of the local jurisdictions, and to supervise international franchisee operations effectively.

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

Expansion. As of December 29, 1996, the Company operated 21 Rio Bravo Cantina restaurants and franchisees operated nine Rio Bravo Cantina restaurants in 11 states. During 1996, the Rio Bravo Cantina concept was expanded into eight new states. The Company opened five Rio Bravo Cantina restaurants in 1996, and expects to open nine Rio Bravo Cantina restaurants in 1997. In addition, the Company has identified 15 Rio Bravo Cantina franchisees, all of whom are experienced Applebee's franchisees. The related development territories for the 15 franchisees encompass all or parts of 20 states. These franchisees have commitments to build more than 100 restaurants over the next several years, including nine which were opened in 1996, and the Company expects approximately 18 franchise restaurants to open in 1997.

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

Rio Bravo Cantina restaurants can be located in either free-standing buildings or strip shopping centers and are adaptable to conversions of pre-existing restaurant sites. Of the 14 openings in 1996, seven were conversions. Existing locations, many of which are conversions of other restaurants, range in size from 6,600 to 10,300 square feet and seat between 225 and 450 customers. Most of the restaurants have a patio area providing additional seating during much of the year. The current free-standing prototype is approximately 6,900 square feet, and seats approximately 240 people with an optional outdoor patio area that seats approximately 45 patrons. A new smaller prototype is currently being developed which is approximately 5,600 square feet and seats approximately 210 people with an optional outdoor patio area that seats 36 patrons.

Menu. All but one Rio Bravo Cantina restaurant are open for lunch and dinner seven days a week. The menu includes traditional Mexican food items such as burritos, enchiladas, tamales and tacos. In addition, the menu offers a wide variety of other favorites such as beef, chicken and shrimp fajitas, quesadillas, shrimp dishes, and a variety of salads and desserts. A large variety of Mexican and domestic beers, Sangria, and signature margaritas are also featured. The lunch menu offers entrees priced from $4.75 to $7.75 and dinner entrees priced from $5.99 to $12.99. During 1996, alcoholic beverages accounted for approximately 30% of total Company restaurant sales.

The Rio Bravo Franchise System

Franchise Arrangements. Each Rio Bravo Cantina franchise arrangement consists of a development agreement and separate franchise agreements. Development agreements grant the exclusive right to develop a number of restaurants in a designated geographical area. The term of a domestic development agreement is generally 15 years. A separate franchise agreement is entered into by the franchisee relating to the operation of each restaurant which has a term of 15 years and permits renewal for up to an additional 15 years in accordance with the terms contained in the then current franchise agreement (including the then current royalty rates and advertising fees) and upon payment of an additional franchise fee.

For each restaurant developed, a franchisee is obligated to pay to the Company a royalty fee equal to 4% of the restaurant's gross sales. Beginning in 2000, the royalty fee will increase to 4.25%. The development agreement requires an initial franchise fee of $40,000 for each restaurant developed during its term. Franchisees are currently required to spend at least 1.5% of gross sales on local advertising and promotional activities, in addition to a contribution of 2.0% of gross sales to the national advertising account.

Rio Bravo Roundtable. The Company maintains a Rio Bravo Roundtable which provides advice to the Company regarding operations, marketing, product development, and other aspects of restaurant operations for the purpose of improving the franchise system. As of December 29, 1996, the Rio Bravo Roundtable consisted of five franchisee representatives appointed by the Company and two members of the Company's senior management. Beginning in 1997, the franchisee representatives will be elected by franchisees at an annual meeting.

Specialty Restaurants

In connection with the acquisition of the Rio Bravo Cantina concept, the Company also acquired four specialty restaurants, comprised of two Green Hills Grille restaurants in Nashville, Tennessee and Huntsville, Alabama, an upscale Rio Bravo Cantina called the Rio Bravo Grill in Atlanta, Georgia and Ray's on the River in Atlanta, Georgia. The Company currently has no expansion plan for these specialty restaurant concepts.

Competition

The restaurant industry is highly competitive with respect to price, service, location, concept and food type and quality, and competition is expected to intensify. There are a number of well-established competitors with significant financial and other resources. Some of the Company's competitors have been in existence for a substantially longer period than the Company and may be better established in the markets where the Company's restaurants are or may be located. The restaurant business is often affected by changes in consumer tastes, national, regional or local economic conditions, demographic trends, traffic patterns, the availability and cost of suitable locations, and the type, number, and location of competing restaurants. The Company has begun to experience increased competition in attracting and retaining qualified restaurant management personnel as well as continued competition for sites. In addition, factors such as inflation, increased food, labor and benefits costs, and the availability of and competition for hourly employees may adversely affect the restaurant industry in general and the Company's restaurants in particular.

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

Government Regulation

The Company's restaurants are subject to numerous federal, state, and local laws affecting health, sanitation and safety standards, as well as to state and local licensing regulation of the sale of alcoholic beverages. Each restaurant requires appropriate licenses from regulatory authorities allowing it to sell liquor, beer, and wine, and each restaurant requires food service licenses from local health authorities. The Company's licenses to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause, including violation by the Company or its employees of any law or regulation pertaining to alcoholic beverage control, such as those regulating the minimum age of patrons or employees, advertising, wholesale purchasing, and inventory control. The failure of a restaurant to obtain or retain liquor or food service licenses could have a material adverse effect on its operations. In order to reduce this risk, each restaurant is operated in accordance with standardized procedures designed to facilitate compliance with all applicable codes and regulations.

The  Company's   employment  practices  are  governed  by  various  governmental employment regulations, including minimum wage, overtime, immigration, family leave and working condition regulations.

The Company is subject to a variety of federal and state laws governing franchise sales and the franchise relationship. In general, these laws and regulations impose certain disclosure and registration requirements prior to the sale and marketing of franchises. Recent decisions of several state and federal courts and recently enacted or proposed federal and state laws demonstrate a trend toward increased protection of the rights and interests of franchisees against franchisors. Such decisions and laws may limit the ability of franchisors to enforce certain provisions of franchise agreements or to alter or terminate franchise agreements. Due to the scope of the Company's business and the complexity of franchise regulations, minor compliance issues may be encountered from time to time; however, the Company does not believe any such issues will have a material adverse effect on its business.

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

Employees

At December 29, 1996, the Company employed approximately 16,300 full and part-time employees, of whom approximately 350 were corporate personnel, 950 were restaurant managers or managers in training and 15,000 were employed in non-management full and part-time restaurant positions. Of the 350 corporate employees, 95 were in management positions and 255 were general office employees, including part-time employees.

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

Executive Officers of the Registrant

The executive officers of the Company as of December 29, 1996 are shown below.

                  Name               Age                                   Position
     Abe J. Gustin, Jr................62     Chairman of the Board of Directors and Chief Executive Officer
                                                (Co-Chief Executive Officer effective January 1, 1997)
     Lloyd L. Hill....................52     President, Chief Operating Officer and Member of the Board
                                                of Directors (Co-Chief Executive Officer effective
                                                January  1, 1997)
     Burton M. Sack...................59     Executive Vice President of New Business Development and
                                                Member of the Board of Directors
     George D. Shadid.................42     Executive Vice President, Chief Financial Officer and Treasurer
     Robert A. Martin.................66     Executive Vice President of Marketing and Member of the
                                                Board of Directors
     Steven K. Lumpkin................42     Senior Vice President of Administration
     Ronald J. Marks..................41     Vice President of Research & Development (promoted to Senior Vice
                                                President effective January 1, 1997)
     Stuart F. Waggoner...............51     Senior Vice President of Operations
     Philip J. Hickey, Jr.............42     President and Chief Operating Officer of Rio Bravo
                                                International, Inc. (a wholly-owned subsidiary of
                                                Applebee's International, Inc.)

Abe J. Gustin, Jr. has been a director of the Company since September 1983 when the Company was formed. He served as Chairman of the Board of Directors of the Company from September 1983 until January 1988 and was again elected as Chairman in September 1992. He was Vice President from November 1987 to January 1988, and from January 1988 until December 1994, he served as President of the Company. Mr. Gustin served as Chief Executive Officer of the Company through 1996, and effective January 1, 1997, became Co-Chief Executive Officer along with Lloyd L. Hill. From 1983 to 1990, he also served as Chairman of Juneau Holding Co., a Kansas City, Missouri-based franchisee which operated Taco Bell restaurants.

Lloyd L. Hill was elected a director of the Company in August 1989 and was appointed Executive Vice President and Chief Operating Officer of the Company in January 1994. In December 1994, he assumed the role of President in addition to his role as Chief Operating Officer. Effective January 1, 1997, Mr. Hill assumed the role of Co-Chief Executive Officer along with Mr. Gustin. From 1990 to 1994, he served as President of Kimberly Quality Care, a home health care and nurse personnel staffing company, where he also served as a director from 1988 to 1994, having joined that organization in 1980.

Mr. Gustin and Mr. Hill will share the responsibilities of Chief Executive Officer through 1997. Beginning in 1998, Mr. Gustin will retain his position as the Chairman of the Board and Mr. Hill will remain Chief Executive Officer.

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

Ronald J. Marks has been an employee of the Company since March 1988 and served as Director of Product Development until March 1991, when he became Director of Menu Development. In February 1992, he was promoted to Executive Director of Research and Development, and in February 1993, Mr. Marks was promoted to Vice President of Research and Development. He was promoted to Senior Vice President of Research and Development in January 1997.

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

Item 2.       Properties

At December 29, 1996, the Company owned or operated 173 restaurants, of which it leased the land and building for 63 sites, owned the building and leased the land for 51 sites, and owned the land and building for 59 sites. In addition, as of December 29, 1996, the Company owned three sites for future development of restaurants and had entered into 24 lease agreements for restaurant sites the Company plans to open during 1997. The Company's leases generally have an initial term of 15 to 20 years, with renewal terms of 5 to 20 years, and provide for a fixed rental plus, in certain instances, percentage rentals based on gross sales.

The Company owns an 80,000 square foot office building in which its corporate offices are headquartered in Overland Park, Kansas, located in the metropolitan Kansas City area. As of December 29, 1996, approximately 14% of the building was leased to third parties until such time as the Company may need additional office space. The Company also leases office space in certain of the regions in which it operates restaurants.

Under its franchise agreements, the Company has certain rights to gain control of a restaurant site in the event of default under the lease or the franchise agreement.

The following table sets forth the 45 states and the four international countries in which Applebee's and Rio Bravo Cantina restaurants are located and the number of restaurants operating in each state or country as of December 29, 1996:

                                                         Number of Restaurants
                        -----------------------------------------------------------------------------------------
   State or Country              Franchise                      Company                     Total System
----------------------- ----------------------------- ----------------------------- -----------------------------
                         Applebee's      Rio Bravo     Applebee's      Rio Bravo     Applebee's      Rio Bravo
                        -------------- -------------- -------------- -------------- -------------- --------------
Domestic:
Alabama................          15             --              --             --             15             --
Arizona................          15             --              --             --             15             --
Arkansas...............           6             --              --             --              6             --
California.............          39             --               8             --             47             --
Colorado...............          21             --              --             --             21             --
Florida................          59              1              --              8             59              9
Georgia................          36              2               7              7             43              9
Idaho..................           1             --              --             --              1             --
Illinois...............          31             --              --             --             31             --
Indiana................          31              1              --             --             31              1
Iowa...................          12             --              --             --             12             --
Kansas.................           7              1               7              1             14              2
Kentucky...............          19              1              --             --             19              1
Louisiana..............          12             --              --             --             12             --
Maryland...............          12             --              --             --             12             --
Massachusetts..........          --             --              12             --             12             --
Michigan...............           4             --              23              2             27              2
Minnesota..............          --             --              25              2             25              2
Mississippi............          10             --              --             --             10             --
Missouri...............          16              1              11             --             27              1
Montana................           4             --              --             --              4             --
Nebraska...............           7             --              --             --              7             --
Nevada.................          --             --               9             --              9             --
New Hampshire..........          --             --               7             --              7             --
New Jersey.............           7             --              --             --              7             --
New Mexico.............           2             --               4             --              6             --
New York...............          22             --               4             --             26             --
North Carolina.........          29              1              --             --             29              1
North Dakota...........           5             --              --             --              5             --
Ohio...................          47              1              --             --             47              1
Oklahoma...............           7             --              --             --              7             --
Oregon.................           5             --              --             --              5             --
Pennsylvania...........          11             --               6             --             17             --
Rhode Island...........          --             --               4             --              4             --
South Carolina.........          33             --              --             --             33             --
South Dakota...........           2             --              --             --              2             --
Tennessee..............          39             --              --              1             39              1
Texas..................          17             --              20             --             37             --
Utah...................           6             --              --             --              6             --
Vermont................          --             --               1             --              1             --
Virginia...............          38             --              --             --             38             --
Washington.............          10             --              --             --             10             --
West Virginia..........           4             --              --             --              4             --
Wisconsin..............          19             --              --             --             19             --
Wyoming................           2             --              --             --              2             --

International:
Canada.................           4             --              --             --              4             --
Germany................           2             --              --             --              2             --
The Netherlands........           2             --              --             --              2             --
Curacao................           1             --              --             --              1             --
                        -------------- -------------- -------------- -------------- -------------- --------------
                                671              9             148             21            819             30
                        ============== ============== ============== ============== ============== ==============

Item 3.       Legal Proceedings


As of December 29, 1996, the Company was using assets owned by a former franchisee in the operation of one restaurant under a purchase rights agreement which required the Company to make certain payments to the franchisee's lender. In 1991, a dispute arose between the lender and the Company over the amount of the payments due the lender. Based upon a then current independent appraisal, the Company offered to settle the dispute and purchase the assets for $1,000,000 in 1991. The lender rejected the Company's offer and claimed that the Company had guaranteed the entire $2,400,000 debt of the franchisee. In November 1992, the lender was declared insolvent by the FDIC and has since been liquidated. The Company was contacted by the FDIC, and in 1993, the Company offered to settle the issue and purchase the assets at the three restaurants then being operated for $182,000. The Company closed one of the three restaurants in 1994 and lowered its offer to $120,000 to settle the issue and purchase the assets at the two then remaining restaurants. The FDIC declined the Company's offer, indicating instead its preliminary position that the Company should pay the entire debt of the franchisee. The Company closed one of the two remaining restaurants in February 1996, and does not currently intend to make an additional settlement offer to the FDIC. In the fourth quarter of 1996, the Company received information indicating that the franchisee's indebtedness to the FDIC had been acquired by a third party. The Company has not been contacted by the third party. In the event that the Company were to pay an amount determined to be in excess of the fair market value of the assets, the Company will recognize a loss at the time of such payment.

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

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

1. The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol APPB.

         The table below sets forth for the fiscal quarters indicated the reported high and low last sale prices of the Company's common stock, as reported on The Nasdaq Stock Market.

                                                       1996                              1995
                                          -------------------------------   -------------------------------
                                               High            Low               High            Low
                                          --------------- ---------------   --------------- ---------------
                First Quarter              $      25.75    $     17.75       $      22.00    $     13.38
                Second Quarter             $      32.50    $     25.00       $      26.50    $     20.50
                Third Quarter              $      34.25    $     25.00       $      31.50    $     23.50
                Fourth Quarter             $      30.00    $     23.12       $      29.75    $     21.63

2.       Number of stockholders of record at December 29, 1996:    1,246

3. An annual dividend of $0.06 per common share was declared on November 21, 1995 for stockholders of record on December 26, 1995, and the dividend was payable on January 12, 1996. An annual dividend of $0.07 per common share was declared on November 25, 1996 for stockholders of record on December 6, 1996, and the dividend was payable on January 13, 1997.

         The Company presently anticipates continuing the payment of cash dividends based upon its annual net income. The actual amount of such dividends will depend upon future earnings, results of operations, capital requirements, the financial condition of the Company and certain other factors. There can be no assurance as to the amount of net income that the Company will generate in 1997 or future years and, accordingly, there can be no assurance as to the amount that will be available for the declaration of dividends, if any.

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

                                                                     Fiscal Year Ended
                                      --------------------------------------------------------------------------------
                                       December 29,    December 31,    December 25,    December 26,    December 27,
                                           1996            1995            1994            1993            1992
                                      --------------- --------------- --------------- --------------- ----------------
                                                         (in thousands, except per share amounts)
STATEMENT OF
     EARNINGS DATA:
Company restaurant sales..............   $  358,990      $  299,824      $  222,445     $  159,482       $  85,459
Franchise income......................       54,141          43,739          31,419         21,324          14,319
                                      --------------- --------------- --------------- --------------- ----------------
     Total operating revenues.........   $  413,131      $  343,563      $  253,864     $  180,806       $  99,778
                                      =============== =============== =============== =============== ================
Operating earnings....................   $   58,833      $   45,712      $   29,311     $   19,677       $   9,226
Net earnings..........................   $   38,014      $   27,420      $   17,823     $   12,551       $   6,335
Net earnings per common share.........   $     1.22      $     0.94      $     0.64     $     0.46       $    0.26
Dividends per share...................   $     0.07      $     0.06      $     0.05     $     0.04       $    0.03
Weighted average shares
   outstanding........................       31,188          29,319          27,970         27,543          24,755

BALANCE SHEET DATA
     (AT END OF FISCAL YEAR):
Total assets..........................   $  314,111      $  270,680     $   180,014     $  138,680       $  92,383
Long-term obligations, including
  current portion.....................   $   25,843      $   27,427     $    38,697     $   19,845       $  10,212
Stockholders' equity..................   $  244,764      $  203,993     $   108,788     $   92,680       $  68,561

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

The Company operates on a 52 or 53 week fiscal year ending on the last Sunday in December. The Company's fiscal years ended December 29, 1996, December 31, 1995 and December 25, 1994 contained 52, 53 and 52 weeks, respectively, and are referred to hereafter as 1996, 1995 and 1994, respectively.

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

In February 1997, the Company entered into an agreement to purchase the assets of 11 operating Applebee's franchise restaurants located in the St. Louis metropolitan area for approximately $36.1 million, subject to adjustment. The purchase price will be paid in a combination of cash and $2.5 million of promissory notes, and the transaction will be accounted for as a purchase. Final closing is subject to obtaining licenses and third party consents and is expected to occur early in the second quarter of 1997.

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

                                                                           Fiscal Year Ended
                                                            ------------------------------------------------
                                                             December 29,    December 31,     December 25,
                                                                 1996            1995             1994
                                                            --------------- ---------------- ---------------
  Revenues:
       Company restaurant sales.........................          86.9%           87.3%           87.6%
       Franchise income.................................          13.1            12.7            12.4
                                                            --------------- ---------------- ---------------
          Total operating revenues......................         100.0%          100.0%          100.0%
                                                            =============== ================ ===============
  Cost of sales (as a percentage of
     Company restaurant sales):
       Food and beverage................................          28.0%           28.3%           29.2%
       Labor............................................          31.5            31.7            31.8
       Direct and occupancy.............................          24.4            24.1            24.2
       Pre-opening expense..............................           1.0             0.8             0.9
                                                            --------------- ---------------- ---------------
          Total cost of sales...........................          84.9%           84.8%           86.1%
                                                            =============== ================ ===============
  General and administrative expenses...................          10.6%           11.3%           11.5%
  Merger costs..........................................            --             0.5             0.4
  Amortization of intangible assets.....................           0.6             0.7             0.8
  Loss on disposition of restaurants and equipment......           0.8             0.2             0.3
                                                            --------------- ---------------- ---------------
  Operating earnings....................................          14.2            13.3            11.6
                                                            --------------- ---------------- ---------------
  Other income (expense):
       Investment income................................           0.7             0.5             0.4
       Interest expense.................................          (0.4)           (0.7)           (0.8)
       Other income.....................................           0.1             0.1             0.1
                                                            --------------- ---------------- ---------------
          Total other income (expense)..................           0.5            (0.1)           (0.3)
                                                            --------------- ---------------- ---------------
  Earnings before income taxes..........................          14.7            13.2            11.3
  Income taxes (including pro forma provision for
       income taxes)....................................           5.5             5.2             4.3
                                                            --------------- ---------------- ---------------
  Net earnings..........................................           9.2%            8.0%            7.0%
                                                            =============== ================ ===============

Fiscal Year Ended December 29, 1996 Compared With Fiscal Year Ended December 31, 1995

Company Restaurant Sales. Overall Company restaurant sales increased $59,166,000 (20%) from $299,824,000 in 1995 to $358,990,000 in 1996. Sales for Company owned
Applebee's restaurants increased $47,743,000 (20%) from $237,350,000 in 1995 to $285,093,000 in 1996, due primarily to Company restaurant openings and sales from the five Philadelphia restaurants acquired in April 1995, as well as an increase in comparable restaurant sales. Sales for Company owned Rio Bravo Cantina restaurants were $48,135,000 and $59,523,000 in 1995 and 1996, respectively, and sales for the specialty restaurants were $14,339,000 and $14,374,000 in 1995 and 1996, respectively. The increase in sales for the Rio Bravo Cantina restaurants resulted primarily from Company restaurant openings and an increase in comparable restaurant sales.

Comparable restaurant sales at Company owned or operated Applebee's restaurants increased by 1.1% in 1996. Weighted average weekly sales at Company owned or operated Applebee's restaurants increased 1.0% from $39,977 in 1995 to $40,366 in 1996. The Company believes these increases were due, in part, to successful food-specific promotions backed by an increase in advertising spending, as a percentage of sales, in 1996.

The Company does not expect significant comparable restaurant sales increases and may experience comparable restaurant sales decreases during the 1997 fiscal year for Company owned Applebee's restaurants, as many of its restaurants operate near sales capacity and various markets continue to experience competitive pressures. A menu price increase was implemented during the fourth quarter of 1996 for certain menu items. Although the Company's experience in developing markets indicates that the opening of multiple restaurants within a particular market results in increased market share, decreases in comparable restaurant sales may result.

Comparable restaurant sales for Company owned Rio Bravo Cantina restaurants increased by 3.9% in 1996. Weighted average weekly sales (excluding one restaurant that is open for dinner only) increased slightly from $66,158 in 1995 to $66,743 in 1996 and were impacted by the expected lower sales volumes at new restaurants.

Franchise Income. Overall franchise income increased $10,402,000 (24%) from $43,739,000 in 1995 to $54,141,000 in 1996. This increase was due primarily to the increased number of franchise Applebee's restaurants operating during 1996 as compared to 1995. The remaining increase in franchise income resulted primarily from franchise fees earned relating to the opening of the first nine franchise Rio Bravo Cantina restaurants during 1996. These increases were partially offset by decreases in weighted average weekly sales and comparable sales for franchise Applebee's restaurants which decreased 2.6% and 1.2%, respectively, in 1996.

Cost of Company Restaurant Sales. Food and beverage costs decreased from 28.3% in 1995 to 28.0% in 1996, due primarily to operational improvements, purchasing efficiencies resulting from the Company's rapid growth and early payment discounts, and the menu price increase implemented in the fourth quarter of 1996. In addition, the Company experienced an increase in food costs in the second quarter of 1995 as a result of winter flooding in California which caused shortages of certain produce items and a significant increase in related costs. Beverage sales, as a percentage of Company restaurant sales, declined from 18.9% in 1995 to 18.3% in 1996, which had a negative impact on overall food and beverage costs. Management believes that the reduction in beverage sales is due in part to the continuation of the overall trend toward increased awareness of responsible alcohol consumption.

Labor costs decreased from 31.7% in 1995 to 31.5% in 1996. Labor costs, as a percentage of sales, were positively affected by an overall reduction in workers' compensation costs due to favorable historical claims experience and improved hourly labor efficiency. Such decreases were partially offset by higher management costs in 1996. Overall labor costs continue to be adversely affected by the lower sales volumes in the southern California market. The Company does not expect a significant increase in labor costs resulting from the first phase of the minimum wage increase which became effective October 1, 1996.

Direct and occupancy costs increased from 24.1% in 1995 to 24.4% in 1996 due primarily to higher advertising expense and depreciation expense which were partially offset by lower rent expense. The southern California market continues to have a negative impact on overall direct and occupancy costs due to the absorption of such expenses, which are primarily fixed in nature, over a lower sales base in those markets.

Pre-opening expense increased from $2,234,000 in 1995 to $3,557,000 in 1996 due primarily to the opening of two additional Applebee's restaurants and one additional Rio Bravo Cantina restaurant in 1996 and costs incurred relating to the reopening of two Applebee's restaurants after being rebuilt. The Company also incurred higher pre-opening costs for each of the five Rio Bravo Cantina restaurants that were opened in 1996 as compared to those opened in 1995.

General and Administrative Expenses. General and administrative expenses decreased in 1996 to 10.6% from 11.3% in 1995, due primarily to the absorption of general and administrative expenses over a larger revenue base. General and administrative expenses increased by $5,134,000 during 1996 compared to 1995 due primarily to the costs of additional personnel associated with the Company's development efforts and system-wide expansion, including costs related to the franchising and expansion of the Rio Bravo Cantina concept.

Merger Costs. The Company incurred merger costs of $1,770,000 in 1995 relating to the IRC Merger. The impact of these costs on pro forma net earnings per common share was approximately $0.06 in 1995.

Loss on Disposition of Restaurants and Equipment. In October 1996, the Company completed the sale of six of its eight Company owned Applebee's restaurants located in the San Bernardino and Riverside counties of southern California. The operations of the six restaurants and future restaurant development in the market area were assumed by an existing Applebee's franchisee. The sales price was $8,500,000 and a loss on the disposition of the properties of $75,000 was recorded in the third quarter of 1996. During the fourth quarter of 1996, the Company recognized a loss of $2,500,000 primarily relating to the intended disposition of the two remaining restaurants in the territory.

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

During 1995, the Company recognized a loss of $615,000 relating to the planned disposition of two restaurants in 1996, including $275,000 relating to one restaurant managed under a purchase rights agreement. The Company continues to operate one restaurant under this agreement.

Investment Income. Investment income increased in 1996 compared to 1995 primarily as a result of increases in cash and cash equivalents and short-term investments resulting from the proceeds of the Company's stock offering in July 1995.

Interest Expense. Interest expense decreased in 1996 compared to 1995 primarily as a result of a decrease in interest related to the revolving credit facility incurred in 1995 and a decrease in long-term debt resulting from the payoff in August 1995 of the debt assumed in connection with the IRC Merger.

Income Taxes. The effective income tax rate, as a percentage of earnings before income taxes, was 37.4% in 1996 compared to 39.5% in 1995. Excluding non-deductible merger costs, the effective income tax rate would have been 38.0% in 1995. The remaining decrease in the Company's overall effective tax rate in 1996 was due primarily to a reduction in state income taxes.

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

Weighted average weekly sales at Company owned Applebee's restaurants continued to be adversely affected by the southern California and Texas territories. Weighted average weekly sales in the Texas market improved steadily throughout 1995, increasing from $31,000 in 1994 to $33,000 in 1995, and operating margins improved accordingly. However, the California market did not show improvements in either weighted average weekly sales, which decreased from $28,000 in 1994 to $26,000 in 1995, or operating margins. When entering highly competitive new markets, or territories where the Company has not yet established a market presence, early sales levels and profit margins are expected to be lower than in markets where the Company has a concentration of restaurants or has established customer awareness.

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

Capital expenditures were $61,581,000 in 1995 (which includes $9,682,000 related to the Philadelphia Acquisition) and $65,672,000 in 1996. The Company currently expects to open approximately 35 Applebee's restaurants (including two new restaurants in the St. Louis area) and nine Rio Bravo Cantina restaurants in 1997. Capital expenditures in fiscal 1997 are expected to be between $120,000,000 and $125,000,000 primarily for the development of new restaurants, acquisitions of restaurants (including $36,100,000 relating to the St. Louis acquisition), refurbishments of and capital replacements for existing restaurants, and enhancements to information systems for the Company's restaurants and corporate office. The amount of actual capital expenditures will be dependent upon, among other things, the proportion of leased versus owned properties as the Company expects to continue to purchase a portion of its sites. In addition, if the Company opens more restaurants than it currently anticipates or acquires additional restaurants, its capital requirements will increase accordingly.

The Company has certain debt agreements containing various covenants and restrictions which, among other things, require the maintenance of a stipulated fixed charge coverage ratio and minimum consolidated net worth, as defined, and also limited additional indebtedness in excess of specified amounts. The debt agreements also restrict the amount of retained earnings available for the payment of cash dividends. At December 29, 1996, retained earnings were not restricted for the payment of cash dividends. The Company is currently in compliance with the covenants of all of its debt agreements.

The Company believes that its liquid assets and cash generated from operations, combined with borrowings available under its $20,000,000 revolving credit facility, will provide sufficient funds for its capital requirements for the foreseeable future. As of December 29, 1996, the Company held liquid assets totaling $57,410,000, consisting of cash and cash equivalents ($17,346,000) and short-term investments ($40,064,000). No amounts were outstanding under the revolving credit facility; however, standby letters of credit issued under the facility totaling $1,324,000 were outstanding as of December 29, 1996.

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

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant

For information with respect to the executive officers of the Company, see "Executive Officers of the Registrant" in Part I of this report. For information with respect to the Directors of the Company, see the Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 14, 1997, which is incorporated herein by reference.

Item 11.      Executive Compensation

The information set forth under the caption "Executive Compensation" in the Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 14, 1997, is incorporated herein by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

The information set forth under the caption "Security Ownership of Officers, Directors and Certain Beneficial Owners" in the Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 14, 1997, is incorporated herein by reference.

Item 13.      Certain Relationships and Related Transactions

The information set forth under the caption "Certain Transactions" in the Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 14, 1997, is incorporated herein by reference.

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

(b)      Reports on Form 8-K:

         The Company filed a report on Form 8-K on November 25, 1996, announcing the declaration of a dividend on its common stock to stockholders of record as of December 6, 1996, payable on January 13, 1997.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     APPLEBEE'S INTERNATIONAL, INC.


Date:     March 6, 1997              By:  /s/   Abe J. Gustin, Jr.
          ----------------               --------------------------------
                                         Abe J. Gustin, Jr.
                                         Chairman and Co-Chief Executive Officer


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


By:     /s/   Abe J. Gustin, Jr.                       Date:     March 6, 1997
        ---------------------------                              ---------------
        Abe J. Gustin, Jr.
        Director, Chairman and Co-Chief Executive Officer
        (co-principal executive officer)

By:     /s/   Lloyd L. Hill                            Date:     March 7, 1997
        ---------------------------                              ---------------
        Lloyd L. Hill
        Director and Co-Chief Executive Officer
        (co-principal executive officer)

By:     /s/   George D. Shadid                         Date:     March 10, 1997
        ---------------------------                              ---------------
        George D. Shadid
        Executive Vice President and Chief Financial Officer
        (principal financial officer)

By:     /s/   Mark A. Peterson                         Date:     March 7, 1997
        ---------------------------                              ---------------
        Mark A. Peterson
        Vice President and Controller
        (principal accounting officer)

By:     /s/   D. Patrick Curran                        Date:     March 4, 1997
        ---------------------------                              ---------------
        D. Patrick Curran
        Director


By:     /s/   Eric L. Hansen                           Date:     March 4, 1997
        ---------------------------                              ---------------
        Eric L. Hansen
        Director


By:     /s/   Jack P. Helms                            Date:     March 6, 1997
        ---------------------------                              ---------------
        Jack P. Helms
        Director


By:     /s/   Kenneth D. Hill                          Date:     March 4, 1997
        ---------------------------                              ---------------
        Kenneth D. Hill
        Director


By:     /s/   Robert A. Martin                         Date:     March 6, 1997
        ---------------------------                              ---------------
        Robert A. Martin
        Director


By:     /s/   Johyne H. Reck                           Date:     March 4, 1997
        ---------------------------                              ---------------
        Johyne H. Reck
        Director


By:     /s/   Burton M. Sack                           Date:     March 7, 1997
        ---------------------------                             ---------------
        Burton M. Sack
        Director


By:     /s/   Raymond D. Schoenbaum                    Date:     March 4, 1997
        ---------------------------                              ---------------
        Raymond D. Schoenbaum
        Director

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS



                                                                                                              Page

   Independent Auditors' Reports............................................................................  F-2

   Consolidated Balance Sheets as of December 29, 1996 and
       December 31, 1995  ..................................................................................  F-4

   Consolidated Statements of Earnings for the Fiscal Years Ended
       December 29, 1996, December 31, 1995 and December 25, 1994...........................................  F-5

   Consolidated Statements of Stockholders' Equity for the Fiscal Years
       Ended December 29, 1996, December 31, 1995 and December 25, 1994.....................................  F-6

   Consolidated Statements of Cash Flows for the Fiscal Years Ended
       December 29, 1996, December 31, 1995 and December 25, 1994...........................................  F-7

   Notes to Consolidated Financial Statements...............................................................  F-9


                          INDEPENDENT AUDITORS' REPORT


Applebee's International, Inc.:

We have audited the accompanying consolidated balance sheets of Applebee's International, Inc. and subsidiaries (the "Company") as of December 29, 1996 and December 31, 1995 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three fiscal years in the period ended December 29, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the combined financial statements of Innovative Restaurant Concepts, Inc. and subsidiaries, Cobb/Gwinnett Rio, Ltd., Rio Real Estate, L.P., and CG Restaurant Partners, Ltd. (collectively referred to as "IRC") for the fiscal year ended December 25, 1994, which financial statements reflect total operating revenues constituting approximately 20% of the related consolidated financial statement total for the fiscal year ended December 25, 1994. The combined financial statements of IRC were audited by other auditors, whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts indicated for IRC in the consolidated financial statements, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the aforementioned report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applebee's International, Inc. and subsidiaries at December 29, 1996 and December 31, 1995, and the consolidated results of their operations and cash flows for each of the three fiscal years in the period ended December 29, 1996 in conformity with generally accepted accounting principles.





DELOITTE & TOUCHE LLP
Kansas City, Missouri
February 21, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders of
Innovative Restaurant Concepts, Inc. and the Partners of Cobb/Gwinnett Rio, Ltd.,
Rio Real Estate, L.P., and
CG Restaurant Partners, Ltd.:


We have audited the combined statements of operations, stockholders' equity and partners' capital, and cash flows of INNOVATIVE RESTAURANT CONCEPTS, INC. (a Georgia corporation) AND SUBSIDIARIES, COBB/GWINNETT RIO, LTD. (a Georgia limited partnership), RIO REAL ESTATE, L.P. (a Georgia limited partnership), AND CG RESTAURANT PARTNERS, LTD. (a Georgia limited partnership) for the year ended December 25, 1994 (not separately presented herein). These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Innovative Restaurant Concepts, Inc. and subsidiaries, Cobb/Gwinnett Rio, Ltd., Rio Real Estate, L.P., and CG Restaurant Partners, Ltd., for the year ended December 25, 1994 in conformity with generally accepted accounting principles.

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





ARTHUR ANDERSEN LLP
Atlanta, Georgia
March 22, 1995

                APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except per share amounts)

                                                                                       December 29,       December 31,
                                                                                           1996               1995
                                                                                      -------------     --------------

                                     ASSETS
Current assets:
     Cash and cash equivalents....................................................     $  17,346         $  30,188
     Short-term investments, at market value......................................        40,064            21,836
     Receivables, net of allowance................................................        19,245             9,843
     Inventories..................................................................         4,557            10,036
     Prepaid and other current assets.............................................         2,780             2,654
                                                                                      -------------     --------------
        Total current assets......................................................        83,992            74,557
Property and equipment, net.......................................................       196,950           159,832
Goodwill, net.....................................................................        22,607            25,780
Franchise interest and rights, net................................................         5,236             5,805
Deferred income taxes.............................................................         1,366               719
Other assets......................................................................         3,960             3,987
                                                                                      -------------     --------------
                                                                                       $ 314,111         $ 270,680
                                                                                      =============     ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt............................................     $     968         $     935
     Current portion of obligations under noncompetition and consulting agreement.           220               220
     Accounts payable.............................................................        11,949            11,183
     Accrued expenses and other current liabilities...............................        25,597            22,635
     Accrued dividends............................................................         2,191             1,861
     Accrued income taxes.........................................................           918             1,641
                                                                                      -------------     --------------
        Total current liabilities.................................................        41,843            38,475
                                                                                      -------------     --------------
Non-current liabilities:
     Long-term debt - less current portion........................................        24,435            25,832
     Franchise deposits...........................................................         1,793             1,168
     Obligations under noncompetition and consulting agreement - less current
        portion...................................................................           220               440
                                                                                      -------------     --------------
        Total non-current liabilities.............................................        26,448            27,440
                                                                                      -------------     --------------
        Total liabilities.........................................................        68,291            65,915
Minority interest in joint venture................................................         1,056               772
Commitments and contingencies (Notes 7, 8 and 13) Stockholders' equity:
     Preferred stock - par value $0.01 per share:  authorized - 1,000,000 shares;.
        no shares issued..........................................................            --                --
     Common stock - par value $0.01 per share:  authorized - 125,000,000 shares;
        issued - 31,580,955 shares in 1996 and 31,298,517 shares in 1995..........           316               313
     Additional paid-in capital...................................................       153,028           148,081
     Retained earnings............................................................        92,081            56,258
     Unrealized gain on short-term investments, net of income taxes...............           188               190
                                                                                      -------------     --------------
                                                                                         245,613           204,842
     Treasury stock - 281,772 shares in 1996 and 1995, at cost....................          (849)             (849)
                                                                                      -------------     --------------
        Total stockholders' equity................................................       244,764           203,993
                                                                                      -------------     --------------
                                                                                       $ 314,111         $ 270,680
                                                                                      =============     ==============

                See notes to consolidated financial statements.

                APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                    (in thousands, except per share amounts)


                                                                                  Fiscal Year Ended
                                                                  --------------------------------------------------
                                                                   December 29,      December 31,       December 25,
                                                                       1996              1995               1994
                                                                  -------------     -------------      -------------
 Revenues:
      Company restaurant sales................................     $ 358,990         $ 299,824          $ 222,445
      Franchise income........................................        54,141            43,739             31,419
                                                                  -------------     -------------      -------------
         Total operating revenues.............................       413,131           343,563            253,864
                                                                  -------------     -------------      -------------
 Cost of Company restaurant sales:
      Food and beverage.......................................       100,534            84,776             64,819
      Labor...................................................       112,969            94,935             70,777
      Direct and occupancy....................................        87,740            72,228             53,883
      Pre-opening expense.....................................         3,557             2,234              2,093
                                                                  -------------     -------------      -------------
         Total cost of Company restaurant sales...............       304,800           254,173            191,572
                                                                  -------------     -------------      -------------

 General and administrative expenses..........................        43,887            38,753             29,167
 Merger costs.................................................            --             1,770                920
 Amortization of intangible assets............................         2,293             2,305              2,033
 Loss on disposition of restaurants and equipment.............         3,318               850                861
                                                                  -------------     -------------      -------------
 Operating earnings...........................................        58,833            45,712             29,311
                                                                  -------------     -------------      -------------
 Other income (expense):
      Investment income.......................................         2,863             1,764              1,065
      Interest expense........................................        (1,571)           (2,507)            (2,029)
      Other income............................................           600               357                253
                                                                  -------------     -------------      -------------
         Total other income (expense).........................         1,892              (386)              (711)
                                                                  -------------     -------------      -------------
 Earnings before income taxes.................................        60,725            45,326             28,600
 Income taxes.................................................        22,711            17,906             10,777
                                                                  -------------     -------------      -------------
 Net earnings.................................................     $  38,014         $  27,420         $  17,823
                                                                  =============     =============     ==============

 Net earnings per common share................................     $    1.22         $    0.94          $    0.64
                                                                  =============     =============      =============

 Weighted average shares outstanding..........................        31,188            29,319             27,970

                See notes to consolidated financial statements.

                APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                (dollars in thousands, except per share amounts)


                                                                                       Unrealized
                                                                                       Gain (Loss)
                                          Common Stock          Additional                 on                     Total
                                    -------------------------    Paid-In    Retained   Short-Term   Treasury   Stockholders'
                                       Shares        Amount      Capital    Earnings   Investments   Stock        Equity
                                    -------------- ---------- ------------ ----------- ---------- ----------- -------------
Balance, December 26, 1993.........  28,185,720     $  282      $  73,397  $ 19,850    $ --        $ (849)     $ 92,680

   Dividends on common stock,
     at a rate of $0.05 per share..       --         --              --     (1,269)      --          --          (1,269)
   Stock options exercised.........     109,759          1            661     --         --          --             662
   Income tax benefit upon exercise
     of stock options..............       --         --               215     --         --          --             215
   Unrealized loss on short-term
     investments, net of income
     taxes.........................       --         --              --       --          (96)       --             (96)
   Transactions of pooled companies
     prior to acquisition, net.....       --         --             4,402   (6,953)      --          --          (2,551)
   Pro forma provision for income
     taxes of pooled companies.....       --         --              --      1,324       --          --           1,324
   Net earnings....................       --         --              --     17,823       --          --          17,823
                                    -------------- ---------- ------------ ----------- ---------- -------------------------
Balance, December 25, 1994.........  28,295,479        283         78,675   30,775        (96)       (849)      108,788

   Issuance of common stock from
     public offering...............   2,415,000         24         60,410     --         --          --          60,434
   Dividends on common stock,
     $0.06 per share...............       --         --              --     (1,861)      --          --          (1,861)
   Stock options exercised:
     Company.......................     588,038          6          4,649     --         --          --           4,655
     IRC...........................       --         --             1,333     --         --          --           1,333
   Income tax benefit upon exercise
     of stock options..............       --         --             2,615     --         --          --           2,615
   Change in unrealized gain on
     short-term investments, net of
     income taxes..................       --         --              --       --          286        --             286
   Adjustment related to tax basis
     of pooled entities............       --         --               250     --         --          --             250
   Pro forma provision for income
     taxes of pooled company.......       --         --              --         73       --          --              73
   Reclassification of net income
     of IRC partnerships...........       --         --               149     (149)      --          --            --
   Net earnings....................       --         --              --     27,420       --          --          27,420
                                    -------------- ---------- ------------ ----------- ---------- ----------- -------------
Balance, December 31, 1995.........  31,298,517     $  313      $ 148,081  $ 56,258    $  190      $ (849)    $ 203,993

   Dividends on common stock,
     $0.07 per share...............       --         --              --     (2,191)      --          --          (2,191)
   Stock options exercised.........     282,438          3          3,798     --         --          --           3,801
   Income tax benefit upon exercise
     of stock options..............       --         --             1,149     --         --          --           1,149
   Change in unrealized gain on
     short-term investments, net of                                                        (2)                       (2)
     income taxes..................
   Net earnings....................       --         --              --     38,014       --          --          38,014
                                    -------------- ---------- ------------ ----------- ---------- -------------------------
Balance, December 29, 1996.........  31,580,955     $  316      $ 153,028  $ 92,081    $  188      $ (849)    $ 244,764
                                    ============== ========== ============ =========== ========== =========== =============

                See notes to consolidated financial statements.

                APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                                                     Fiscal Year Ended
                                                                       ----------------------------------------------
                                                                       December 29,    December 31,    December 25,
                                                                           1996            1995            1994
                                                                       --------------- --------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings...................................................    $  38,014       $  27,420       $  17,823
     Adjustments to reconcile net earnings to net cash
        provided by operating activities:
        Depreciation and amortization...............................       15,652          11,964           8,997
        Amortization of intangible assets...........................        2,293           2,305           2,033
        Loss (gain) on sale of investments..........................           27             (67)           (112)
        Deferred income tax provision (benefit).....................          128            (179)            100
        Loss on disposition of restaurants and equipment............        3,318             850             661
        Pro forma provision for income taxes of pooled companies....           --              73           1,324
     Changes in assets and liabilities (exclusive of effects of acquisitions other than pooled companies):
        Receivables.................................................       (2,702)         (2,447)         (1,101)
        Inventories.................................................        5,479          (4,877)         (2,879)
        Prepaid and other current assets............................         (898)            155            (802)
        Accounts payable............................................          766             433           1,293
        Accrued expenses and other current liabilities..............        2,806           5,307           5,269
        Accrued income taxes........................................         (723)           (328)           (672)
        Franchise deposits..........................................          625            (187)             92
        Other.......................................................         (139)            356          (1,198)
                                                                       --------------- --------------- ---------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES...................       64,646          40,778          30,828
                                                                       --------------- --------------- ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of short-term investments............................      (49,487)        (16,809)         (8,306)
     Maturities and sales of short-term investments.................       31,149           4,392           9,942
     Purchases of property and equipment............................      (65,672)        (51,899)        (45,419)
     Acquisitions of restaurants....................................           --          (9,682)         (3,315)
     Proceeds from sale of restaurants and equipment................        4,314             104           1,474
                                                                       --------------- --------------- ---------------
        NET CASH USED BY INVESTING ACTIVITIES.......................      (79,696)        (73,894)        (45,624)
                                                                       --------------- --------------- ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock.........................           --          60,434              --
     Dividends paid.................................................       (1,861)         (1,269)           (879)
     Issuance of common stock upon exercise of stock options........        3,801           5,988             662
     Income tax benefit upon exercise of stock options..............        1,149           2,615             215
     Proceeds from issuance of long-term debt.......................           --           8,087          27,116
     Payments on long-term debt.....................................         (945)        (22,179)         (8,020)
     Payments under noncompetition and consulting agreement.........         (220)           (220)           (244)
     Minority interest in net earnings of joint venture.............          284             214              69
     Cash transactions of pooled companies prior to acquisition, net           --              --          (2,543)
                                                                       --------------- --------------- ---------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES...................        2,208          53,670          16,376
                                                                       --------------- --------------- ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................      (12,842)         20,554           1,580
CASH AND CASH EQUIVALENTS, beginning of period......................       30,188           9,634           8,054
                                                                       --------------- --------------- ---------------
CASH AND CASH EQUIVALENTS, end of period............................    $  17,346       $  30,188       $   9,634
                                                                       =============== =============== ===============


                See notes to consolidated financial statements.

                APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                             (dollars in thousands)

                                                                                     Fiscal Year Ended
                                                                       -----------------------------------------------------
                                                                       December 29,      December 31,       December 25,
                                                                           1996              1995               1994
                                                                       ----------------- -----------------  -----------------
SUPPLEMENTAL DISCLOSURES OF CASH
     FLOW INFORMATION:
     Cash paid during the year for:
        Income taxes................................................    $     22,437      $     15,537       $      9,806
                                                                       ================= =================  =================
        Interest....................................................    $      1,061      $      3,060       $      1,927
                                                                       ================= =================  =================

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Capitalized leases of $2,610,000 were recorded in April 1995 when the Company acquired the operations and assets of five franchise restaurants. A capitalized lease of $424,000 was recorded in July 1995 when the Company entered into a lease for a new restaurant. This lease was transferred to a franchisee in connection with the sale of six restaurants in October 1996.

The Company received a $5,000,000 promissory note in connection with the sale of six restaurants in October 1996 (see Note 11), which was paid in full in January 1997.



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

                APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    Organization

Applebee's International, Inc. and its subsidiaries (the "Company") develops, franchises and operates casual dining restaurants principally under the names "Applebee's Neighborhood Grill & Bar" and "Rio Bravo Cantina." As of December 29, 1996, there were 819 Applebee's restaurants, of which 671 were operated by franchisees and 148 were operated by the Company, and 30 Rio Bravo Cantina restaurants, of which nine were operated by franchisees and 21 were operated by the Company. The Company also operated four other specialty restaurants. Such restaurants were located in 45 states, Canada, Europe and the Caribbean.

2.    Summary of Significant Accounting Policies

Principles of consolidation: The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its controlled-interest joint venture. All material intercompany profits, transactions and balances have been eliminated.

Fiscal year: The Company's fiscal year ends on the last Sunday of the calendar year. The fiscal years ended December 29, 1996, December 31, 1995 and December 25, 1994 contained 52, 53 and 52 weeks, respectively, and are referred to hereafter as 1996, 1995 and 1994, respectively.

Short-term investments: Short-term investments are comprised of U.S. government and agency securities, certificates of deposit, state and municipal bonds and preferred stocks. Gains and losses from sales are determined using the specific identification method. As of December 29, 1996, all short-term investments have been classified as available-for-sale.

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. At December 29, 1996 and December 31, 1995, $1,285,000 and $7,132,000, respectively of "Riblets" were included in inventories in the accompanying consolidated balance sheets. The Company purchases large quantities of Riblets, a specialty item on the Applebee's menu, to use in Company operated restaurants as well as to make them available to franchisees generally at its cost.

Pre-opening expense: The Company expenses direct training and other costs related to opening new or relocated restaurants in the month of opening.

Property and equipment: Property and equipment are stated at cost. Depreciation is provided primarily on a straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the estimated useful life or the lease term of the related asset. The general ranges of original depreciable lives are as follows:
                                                                          Years
      Buildings...................................................          20
      Leasehold improvements......................................       15-20
      Furniture and equipment.....................................         3-7

Interest has been capitalized in connection with the development of new restaurants and is amortized over the estimated useful life of the related asset. Interest costs of $618,000, $624,000 and $201,000 were capitalized during 1996, 1995 and 1994, respectively.

Goodwill: Goodwill represents the excess of cost over fair market value of net assets acquired by the Company. Goodwill is being amortized over periods ranging from 15 to 20 years on a straight-line basis. Accumulated amortization at

December  29,  1996  and  December  31,  1995  was  $5,155,000  and  $3,739,000,
respectively.

Impairment of long-lived assets: The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of
Long-Lived Assets," as of the beginning of its 1996 fiscal year. SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain intangibles, and goodwill related to those assets. The adoption of this Statement did not have an effect on the Company's consolidated financial statements.

Franchise interest and rights: Franchise interest and rights represent allocations of purchase price to either the purchased restaurants or franchise operations acquired. The allocated costs are amortized over the estimated life of the restaurants or the franchise agreements on a straight-line basis ranging from 7 to 20 years. Accumulated amortization at December 29, 1996 and December 31, 1995 was $5,695,000 and $5,126,000, respectively.

Franchise revenues: Franchise revenues are recognized in accordance with SFAS No. 45 which requires deferral until substantial performance of franchisor obligations is complete. Initial franchise fees, included in franchise income in the consolidated statements of earnings, totaled $4,615,000, $4,162,000 and $3,753,000 for 1996, 1995 and 1994, respectively.

Advertising costs: The Company expenses advertising costs for Company owned restaurants as incurred except for production costs of advertising which are expensed the first time the advertising takes place. Advertising expense related to Company restaurants was $16,470,000, $12,749,000 and $8,793,000 for 1996,
1995 and 1994, respectively.

Stock-based compensation: The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Statement encourages rather than requires companies to adopt a new method that accounts for stock compensation awards based on their estimated fair value at the date they are granted. Companies are permitted, however, to continue accounting for stock compensation awards under APB Opinion No. 25 which requires compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. The Company has elected to continue to apply APB Opinion No. 25 and has disclosed the pro forma net income and earnings per share, determined as if the new method had been applied, in Note 15.

Earnings per share: Earnings per share are computed based on the weighted average number of common shares outstanding. The shares issuable under the 1989 Employee Stock Option Plan or the 1995 Equity Incentive Plan (see Note 15) are excluded from the computations, because their dilutive effect is not material.

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

3.    Disclosures about Fair Value of Financial Instruments

The following methods were used in estimating fair value disclosures for significant financial instruments of the Company. The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments. The carrying amount of short-term investments is based on quoted market prices. The fair value of the Company's long-term debt, excluding capitalized lease obligations, is estimated based on quotations made on similar issues.

The estimated fair values of the Company's financial instruments are as follows (in thousands):

                                                   December 29, 1996                   December 31, 1995
                                           ----------------------------------- ----------------------------------
                                               Carrying            Fair            Carrying           Fair
                                                Amount            Value             Amount           Value
                                           ----------------- ----------------- ----------------- ----------------
   Cash and cash equivalents..............    $     17,346      $     17,346      $     30,188     $     30,188
   Short-term investments.................    $     40,064      $     40,064      $     21,836     $     21,836
   Long-term debt, excluding
     capitalized lease obligations........    $     22,780      $     23,099      $     23,725     $     24,811

4.    Acquisitions

IRC Merger: On March 23, 1995, a wholly-owned subsidiary of the Company merged with and into Innovative Restaurant Concepts, Inc. ("IRC"), referred to herein as the "IRC Merger." Immediately prior to the IRC Merger, IRC's affiliated limited partnerships, Cobb/Gwinnett Rio, Ltd., Rio Real Estate, L.P. and CG Restaurant Partners, Ltd., were liquidated, and contemporaneously with the IRC Merger, the Company acquired the interests of the limited partners in the distributed assets of these partnerships. As a result of the IRC Merger, IRC became a wholly-owned subsidiary of the Company. A total of approximately 2,630,000 shares of the Company's newly-issued common stock was issued to the shareholders and limited partners of IRC, including IRC shares issued in 1995 upon the exercise of IRC stock options prior to the IRC Merger. IRC employees also exchanged pre-existing stock options for options to purchase approximately 147,000 shares of the Company's common stock. In addition, the Company assumed approximately $13,700,000 of IRC indebtedness, of which $1,270,000 was repaid at closing and the remainder was repaid during 1995. At the time of the IRC Merger, IRC operated 17 restaurants, 13 of which were Rio Bravo Cantinas, a Mexican restaurant concept, and four were other specialty restaurants. The IRC Merger was accounted for as a pooling of interests. Merger costs of $1,770,000 relating to the IRC Merger were expensed in the first quarter of 1995. Merger costs include investment banking fees, legal and accounting fees, and other merger related expenses. The impact of these costs on net earnings per common share was approximately $0.06 in 1995.

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

Other restaurant acquisitions: During 1994, the Company acquired the operations of two franchise restaurants and the related land, furniture and fixtures. The total purchase price was approximately $3,315,000 and has been allocated to the fair value of net assets acquired, and resulted in an allocation to goodwill of $515,000. The 1994 financial statements reflect the results of operations of such restaurants subsequent to the date of acquisition.

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

Results of operations of these purchased restaurants prior to acquisition were not material in relation to the Company's operating results for the periods shown.

5.    Short-Term Investments

The amortized cost, estimated market value and unrealized gains or losses on short-term investments are as follows (in thousands):

                                            December 29, 1996                         December 31, 1995
                                ------------------------------------------ ------------------------------------------
                                  Amortized    Unrealized      Market       Amortized    Unrealized       Market
                                    Cost          Gain          Value         Cost          Gain          Value
                                -------------- ------------- ------------- ------------- ------------- --------------
Certificates of deposit........   $        19   $       --    $        19   $        19   $       --    $        19
Preferred stocks...............         1,374            52         1,426         1,832           115         1,947
U.S. government and
   agency securities...........        19,829           150        19,979        16,809            67        16,876
State and local
   municipal securities........        18,541            99        18,640         2,870           124         2,994
                                -------------- ------------- ------------- ------------- ------------- --------------
                                  $    39,763   $       301   $    40,064   $    21,530   $       306   $    21,836
                                ============== ============= ============= ============= ============= ==============

The amortized cost and estimated market value of debt securities as of December 29, 1996, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                             Amortized            Market
                                                                               Cost               Value
                                                                         ------------------  -----------------
      Due within one year or less.....................................      $      9,030        $      9,039
      Due after one year through five years...........................            28,040              28,300
      Due after five years through ten years..........................               202                 210
      Due after ten years.............................................             1,098               1,070
                                                                         ------------------  -----------------
                                                                            $     38,370        $     38,619
                                                                         ==================  =================

6.    Receivables

Receivables are comprised of the following (in thousands):

                                                                            December 29,        December 31,
                                                                                1996                1995
                                                                         -----------------   -----------------
      Franchise royalty, advertising and trade receivables.............     $      9,801        $      7,615
      Notes receivable.................................................            6,305                 --
      Credit card receivables..........................................            1,636               1,578
      Interest and dividends receivable................................              833                 337
      Franchise fee receivables........................................              425                 589
      Other............................................................              515                 447
                                                                         -----------------   -----------------
                                                                                  19,515              10,566
      Less allowance for bad debts.....................................              270                 723
                                                                         -----------------   -----------------
                                                                            $     19,245        $      9,843
                                                                         =================   =================

Included in notes receivable as of December 29, 1996 was a $5,000,000 promissory note which was received from a franchisee in connection with the sale of six restaurants in October 1996 (see Note 11), which was paid in full in January 1997.

No provision for bad debts was recorded during 1996. The provision for bad debts totaled $250,000 and $418,000 for 1995 and 1994, respectively. Write-offs against the allowance for bad debts totaled $453,000 and $267,000 during 1996 and 1995, respectively. No amounts were written off during 1994.

7.    Property and Equipment

Property and equipment, net is comprised of the following (in thousands):

                                                                            December 29,       December 31,
                                                                                1996               1995
                                                                         -----------------  ------------------
      Land.............................................................     $     38,340       $     34,527
      Buildings and leasehold improvements.............................          125,486             95,933
      Furniture and equipment..........................................           77,034             59,430
      Construction in progress.........................................            7,882              7,564
                                                                         -----------------  ------------------
                                                                                 248,742            197,454
      Less accumulated depreciation and capitalized
         lease amortization............................................           51,792             37,622
                                                                         -----------------  ------------------
                                                                            $    196,950       $    159,832
                                                                         =================  ==================

Property under capitalized leases in the amount of $2,610,000 and $3,034,000 at December 29, 1996 and December 31, 1995, respectively, is included in buildings and leasehold improvements. Accumulated amortization of such property amounted to $225,000 and $105,000 at December 29, 1996 and December 31, 1995,
respectively. Capitalized leases relate to the buildings on certain restaurant properties. The land portions of the restaurant property leases are accounted for as operating leases.

Depreciation and capitalized lease amortization expense relating to property and equipment totaled $15,652,000, $11,964,000 and $8,997,000 for 1996, 1995 and
1994, respectively. Of these amounts, $145,000 and $105,000 related to capitalized lease amortization during 1996 and 1995, respectively.

The Company leases certain of its restaurants. The leases generally provide for payment of minimum annual rent, real estate taxes, insurance and maintenance and, in some cases, contingent rent (calculated as a percentage of sales) in excess of minimum rent. Total rental expense for all operating leases is composed of the following (in thousands):

                                                           1996                1995                1994
                                                     ------------------  ------------------  -----------------
      Minimum rent.................................    $        8,138      $        7,300      $        5,797
      Contingent rent..............................             1,451               1,520               1,532
                                                     ------------------  ------------------  -----------------
                                                       $        9,589      $        8,820      $        7,329
                                                     ==================  ==================  =================

The present value of capitalized lease payments and the future minimum lease payments under noncancelable operating leases (including leases executed for sites to be developed in 1997) as of December 29, 1996 are as follows (in thousands):

                                                                            Capitalized         Operating
                                                                              Leases              Leases
                                                                         ------------------  -----------------
      1997.............................................................     $        238       $      9,957
      1998.............................................................              238             10,537
      1999.............................................................              238             10,267
      2000.............................................................              273              9,875
      2001.............................................................              290              9,683
      Thereafter.......................................................            4,774             81,688
                                                                         ------------------ ------------------
      Total minimum lease payments.....................................            6,051       $    132,007
                                                                                            ==================
      Less amounts representing interest...............................            3,428
                                                                         ------------------
      Present value of minimum lease payments..........................     $      2,623
                                                                         ==================

In February 1997, the Company exercised its option to purchase the buildings underlying three capital leases and the related land under three operating leases for a total of $3,650,000. As a result, $2,140,000 of the capitalized lease obligations recorded as of December 29, 1996 were retired, and future minimum lease payments under the three operating leases of $2,937,000 as of December 29, 1996 were eliminated.

8.    Long-Term Debt

Long-term debt, including capitalized lease obligations, is comprised of the following (in thousands):

                                                                           December 29,      December 31,
                                                                               1996              1995
                                                                         ------------------ -----------------
     Unsecured   notes  payable;   7.70%  interest  per  annum,   with
         principal payments beginning in 1998; due May 2004...........      $    20,000       $    20,000

     Secured bank note; 6.69% interest per annum; due in
         quarterly installments of principal and interest through
         October 1998.................................................           1,200             1,800

     Unsecured  promissory  notes issued in connection  with the acquisition of restaurants;  8.00% interest per annum;  due in annual  installments of principal and interest through
         February 2000................................................            1,544             1,874

     Capitalized lease obligations....................................            2,623             3,042


     Other............................................................               36                51
                                                                         ------------------ -----------------
     Total long-term debt.............................................           25,403            26,767
     Less current portion of long-term debt...........................              968               935
                                                                         ------------------ -----------------
     Long-term debt - less current portion............................      $    24,435       $    25,832
                                                                         ================== =================

During 1995, the Company obtained a $20,000,000 unsecured bank revolving credit facility which expires on December 31, 1997. Of this amount, $5,000,000 can be utilized for standby letters of credit. The revolving credit facility bears interest at LIBOR plus 0.60% or the prime rate, at the Company's option, and requires the Company to pay a commitment fee of 0.15% on any unused portion of the facility. As of December 29, 1996, no amounts were outstanding under the facility. Standby letters of credit issued under the facility totaling $1,324,000 and $213,000 were outstanding as of December 29, 1996 and December 31, 1995, respectively.

The debt agreements contain various covenants and restrictions which, among other things, require the maintenance of a stipulated fixed charge coverage ratio and minimum consolidated net worth, as defined, and limit additional indebtedness in excess of specified amounts. The debt agreements also restrict the amount available for the payment of cash dividends. At December 29, 1996, retained earnings were not restricted for the payment of cash dividends. The Company is currently in compliance with the covenants of all of its debt agreements.

Maturities of long-term debt, including capitalized lease obligations, for each of the five fiscal years subsequent to December 29, 1996, ending during the years indicated, are as follows (in thousands):

       1997..................................................     $       968
       1998..................................................           3,859
       1999..................................................           3,241
       2000..................................................           3,302
       2001..................................................           2,903

9.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following (in thousands):

                                                                            December 29,        December 31,
                                                                                1996                1995
                                                                         ------------------  -----------------
      Compensation and related taxes....................................    $      9,828        $      8,962
      Gift certificates.................................................           3,826               2,382
      Sales and use taxes...............................................           2,006               2,521
      Insurance.........................................................           1,596               1,866
      Rent..............................................................           2,477               1,761
      Other.............................................................           5,864               5,143
                                                                         ------------------  -----------------
                                                                            $     25,597        $     22,635
                                                                         ==================  =================

10.   Joint Venture

In 1992, the Company entered into a joint venture arrangement with its franchisee in Nevada. Based on its control over operating policies of the joint venture, the Company has consolidated the joint venture for financial statement purposes. The Company had an option to purchase the remaining 50% interest for $1,275,000, which was exercised in February 1997.

11.   Loss on Disposition of Restaurants and Equipment

In October 1996, the Company completed the sale of six of its eight Company owned Applebee's restaurants located in the San Bernardino and Riverside counties of southern California. The operations of the six restaurants and future restaurant development in the market area were assumed by an existing Applebee's franchisee. The sales price was $8,500,000 and a loss on the disposition of the properties of $75,000 was recorded in the third quarter of 1996. During the fourth quarter of 1996, the Company recognized a loss of $2,500,000 primarily relating to the intended disposition of the two remaining restaurants in the territory. In March 1997, the Company entered into a lease termination agreement for one of these restaurants.

During 1995, the Company recognized a loss of $615,000 relating to the disposition of two restaurants in 1996, including $275,000 relating to one restaurant managed under a purchase rights agreement. The Company continues to operate one restaurant under this agreement.

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

12.   Income Taxes

The Company and its subsidiaries file a consolidated Federal income tax return. Prior to September 7, 1994, PVNE, a pooled company, was classified as an S Corporation and accordingly, stockholders were responsible for paying their proportionate share of federal and certain state income taxes. In addition, the combined earnings of IRC, a pooled company, included earnings of limited partnerships which were not taxable entities for federal and state income tax purposes. The accompanying consolidated statements of earnings reflect provisions for income taxes on a pro forma basis as if the Company were liable for federal and state income taxes on PVNE's earnings prior to September 7, 1994 and the earnings of IRC's limited partnerships for periods prior to the IRC Merger at a statutory rate of 39%.

The income tax provision (benefit) consists of the following (in thousands):

                                                                    1996             1995            1994
                                                               ---------------  --------------- ----------------
     Current provision:
         Federal............................................    $   18,783       $   15,163      $    7,934
         State..............................................         3,800            2,849           1,419
     Deferred provision (benefit)...........................           128             (179)            100
     Pro forma provision for income taxes
         of pooled companies................................            --               73           1,324
                                                               ---------------  --------------- ----------------
     Income taxes...........................................    $   22,711       $   17,906      $   10,777
                                                               ===============  =============== ================

The deferred income tax provision (benefit) is comprised of the following (in thousands):

                                                                    1996             1995            1994
                                                               ---------------  --------------- ----------------
     Franchise deposits.....................................   $        77       $       85      $      (36)
     Depreciation...........................................           617               13             109
     Allowance for bad debts................................           345              (72)           (163)
     Accrued expenses.......................................           203             (125)            (99)
     Property and equipment writedown.......................          (935)              --              --
     Other..................................................          (179)             (80)            289
                                                               ---------------  --------------- ----------------
     Deferred income tax provision (benefit)................           128             (179)            100
     Adjustment to tax basis of pooled companies............            --           (1,350)             --
     Deferred income taxes related to change in
         unrealized gain (loss) on investments..............            (3)             173             (57)
                                                               ---------------  --------------- ----------------
     Net change in deferred income taxes....................    $      125       $   (1,356)     $       43
                                                               ===============  =============== ================

A reconciliation between the income tax provision and the expected tax determined by applying the statutory Federal income tax rates to earnings before income taxes follows (in thousands):

                                                                    1996             1995            1994
                                                               ---------------  --------------- ----------------
     Federal income tax at statutory rates..................    $   21,254       $   15,864      $    9,916
     Increase (decrease) to income tax expense:
         Amortization of goodwill ..........................           276              281             267
         State income taxes, net of federal benefit.........         2,470            1,852           1,039
         Merger costs.......................................            --              625             271
         Tax exempt investment income.......................          (338)            (169)           (207)
         Meals and entertainment disallowance...............           317              258             186
         FICA tip tax credit................................        (1,136)            (985)           (641)
         Other..............................................          (132)             180             (54)
                                                               ---------------  --------------- ----------------
     Income taxes...........................................    $   22,711       $   17,906      $   10,777
                                                               ===============  =============== ================

The net current deferred tax asset amounts are included in "prepaid and other current assets" in the accompanying consolidated balance sheets. The significant components of deferred tax assets and liabilities and the related balance sheet classifications are as follows (in thousands):

                                                                           December 29,         December 31,
                                                                               1996                 1995
                                                                         -----------------    ------------------
      Classified as current:
          Allowance for bad debts.....................................      $        15          $       361
          Accrued expenses............................................              245                  510
          Other, net..................................................             (495)                (334)
                                                                         -----------------    ------------------
          Net deferred tax asset (liability)..........................      $      (235)         $       537
                                                                         =================    ==================

      Classified as non-current:
          Depreciation differences....................................      $       484          $       166
          Franchise deposits..........................................              366                  444
          Other, net..................................................              516                  109
                                                                         -----------------    ------------------
          Net deferred tax asset......................................      $     1,366          $       719
                                                                         =================    ==================

13.   Commitments and Contingencies

Litigation, claims and disputes: As of December 29, 1996, the Company was using assets owned by a former franchisee in the operation of one restaurant under a purchase rights agreement which required the Company to make certain payments to the franchisee's lender. In 1991, a dispute arose between the lender and the Company over the amount of the payments due the lender. Based upon a then current independent appraisal, the Company offered to settle the dispute and purchase the assets for $1,000,000 in 1991. The lender rejected the Company's offer and claimed that the Company had guaranteed the entire $2,400,000 debt of the franchisee. In November 1992, the lender was declared insolvent by the FDIC and has since been liquidated. The Company was contacted by the FDIC, and in 1993, the Company offered to settle the issue and purchase the assets at the three restaurants then being operated for $182,000. The Company closed one of the three restaurants in 1994 and lowered its offer to $120,000 to settle the issue and purchase the assets at the two then remaining restaurants. The FDIC declined the Company's offer, indicating instead its preliminary position that the Company should pay the entire debt of the franchisee. The Company closed one of the two remaining restaurants in February 1996, and does not currently intend to make an additional settlement offer to the FDIC. In the fourth quarter of 1996, the Company received information indicating that the franchisee's indebtedness to the FDIC had been acquired by a third party. The Company has not been contacted by the third party. In the event that the Company were to pay an amount determined to be in excess of the fair market value of the assets, the Company will recognize a loss at the time of such payment.

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

Franchise financing: The Company entered into an agreement in 1992 with a financing source to provide up to $75,000,000 of financing to Company franchisees to fund development of new franchise restaurants. The Company provided a limited guaranty of loans made under the agreement. The Company's maximum recourse obligation of 10% of the amount funded is reduced beginning in the second year of each long-term loan and thereafter decreases ratably to zero after the seventh year of each loan. At December 29, 1996, approximately $48,000,000 had been funded through this financing source. The Company has not been apprised of any defaults under this agreement by franchisees. This agreement expired on December 31, 1994 and was not renewed, although some loan commitments as of the termination date were thereafter funded through December 31, 1995.

Severance agreements: The Company has severance and employment agreements with certain officers providing for severance payments to be made in the event the employee resigns or is terminated related to a change in control (as defined in the agreements). If the severance payments had been due as of December 29, 1996, the Company would have been required to make payments aggregating approximately $5,500,000. In addition, the Company has severance and employment agreements with certain officers which contain severance provisions not related to a change in control, and such provisions would have required aggregate payments of approximately $4,400,000 if such officers had been terminated as of December 29, 1996.

14.   Stockholders' Equity

On July 28, 1995, the Company completed a public offering of its common stock consisting of 2,100,000 shares sold by the Company and 300,000 shares sold by certain stockholders of the Company. In addition, the Company and the selling stockholders granted the underwriters an option to purchase 315,000 and 45,000 shares, respectively, to cover over-allotments, which was exercised on August 9, 1995. Net proceeds of $60,434,000, after expenses, were received from the offering. A portion of the net proceeds of the offering was used to retire approximately $12,500,000 of secured debt assumed in certain acquisitions and to repay the outstanding balance of the Company's revolving credit facility of $5,000,000.

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

15.   Employee Benefit Plans

Employee stock option plan: During 1989, the Company's Board of Directors approved the 1989 Employee Stock Option Plan (the "1989 Plan") which provided for the grant of both qualified and nonqualified options as determined by a committee appointed by the Board of Directors. At the 1995 Annual Meeting of Stockholders, the 1989 Employee Stock Option Plan was terminated, and the 1995 Equity Incentive Plan (the "1995 Plan") was approved. Stock options outstanding under the existing 1989 Stock Option Plan were not affected by the termination of that plan.

Options under the 1989 Plan were granted for a term of three to ten years and were generally exercisable one year from date of grant. The 1995 Plan allows the granting of stock options, stock appreciation rights, restricted stock awards, performance unit awards and performance share awards (collectively, "Awards") to eligible participants. The number of shares authorized to be issued pursuant to the 1995 Plan is 2,000,000. Options granted under the 1995 Plan during 1995 have a term of five to ten years and are generally exercisable three years from date of grant. Options granted under the 1995 Plan during 1996 have a term of ten years and are generally 50% exercisable three years from date of grant, 25% exercisable four years from date of grant, and 25% exercisable five years from date of grant. Subject to the terms of the 1995 Plan, the Committee has the sole discretion to determine the employees who shall be granted Awards, the size and types of such Awards, and the terms and conditions of such Awards. Under both plans, the option price for both qualified and nonqualified options as of the date granted cannot be less than the fair market value of the Company's common stock.

The Company accounts for both plans in accordance with APB Opinion No. 25 which requires compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. Under this method, no compensation cost has been recognized for stock option awards.

Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value as prescribed by SFAS 123 (see Note 1), the Company's net earnings and net earnings per common share would have been reduced to the pro forma amounts indicated below:

                                                                            1996              1995
                                                                        --------------    --------------

         Net earnings, as reported..................................     $  38,014         $  27,420
                                                                        ==============    ==============

         Net earnings, pro forma....................................     $  32,863         $  25,613
                                                                        ==============    ==============

         Net earnings per common share, as reported.................     $    1.22         $    0.94
                                                                        ==============    ==============

         Net earnings per common share, pro forma...................     $    1.05         $    0.87
                                                                        ==============    ==============

The weighted average fair value at date of grant for options granted during 1996 and 1995 was $15.14 and $14.77 per share, respectively, which, for the purposes of this disclosure, is assumed to be amortized over the respective vesting period of the grants. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1996 and 1995: dividend yield of 0.26% for both years; expected volatility of 58% and 63%, respectively; risk-free interest rate of 6.2% and 6.4%, respectively; and expected lives of
4.9 and 4.0 years, respectively.

Transactions relative to both plans are as follows:

                                                        1995 Plan                              1989 Plan
                                           -------------------------------------  -------------------------------------
                                                                   Weighted                              Weighted
                                               Number of           Average           Number of           Average
                                                Options         Exercise Price        Options         Exercise Price
                                           ------------------  -----------------  -----------------  ------------------
        Options outstanding at
            December 26, 1993............          --                    --          1,149,388          $      9.44
               Granted..................           --                    --            603,500          $     13.97
               Exercised.................          --                    --           (109,759)         $      6.02
               Canceled..................          --                    --            (48,450)         $     13.19
                                           ------------------                     -----------------
        Options outstanding at
            December 25, 1994............          --                    --          1,594,679          $     11.29
               Granted..................         891,300          $    28.01           163,000          $     18.80
               Exercised.................          --                    --           (588,038)         $      7.92
               Canceled..................        (15,000)         $    28.50           (71,100)         $     15.59
                                           ------------------                     -----------------
        Options outstanding at
            December 31, 1995............        876,300          $    28.00         1,098,541          $     13.92
               Granted..................       1,073,701          $    27.99             --                     --
               Exercised.................          --                    --           (282,438)         $     27.46
               Canceled..................       (120,658)         $    28.39            (4,400)         $     13.73
                                           ------------------                     -----------------
        Options outstanding at
            December 29, 1996............      1,829,343          $    27.97           811,703          $     14.09
                                           ==================                     =================

        Options exercisable at
            December 29, 1996............        156,000          $     25.67          811,703          $     14.09
                                           ==================                     =================

        Options available for grant at
            December 29, 1996............        170,657                                 --

The following table summarizes information relating to fixed-priced stock options outstanding for both plans at December 29, 1996:

                                                  Options Outstanding                       Options Exercisable
                                    ------------------------------------------------  --------------------------------
                                                        Weighted
                                                        Average          Weighted                         Weighted
                                                       Remaining         Average                          Average
            Range of Exercise           Number        Contractual        Exercise        Number           Exercise
                  Prices             Outstanding          Life            Price        Exercisable         Price
        --------------------------  ---------------  ---------------  --------------  ---------------  ---------------
        1989 Plan:
          $   3.02   to $   7.63          59,194        5.3 years         $   5.19         59,194          $  5.19
          $  11.83   to $  14.69         622,509        4.5 years         $  13.73        622,509          $ 13.73
          $  19.25   to $  21.88         130,000        4.1 years         $  19.84        130,000          $ 19.84
                                    ---------------                                   ---------------
          $   3.02   to $  21.88         811,703        4.5 years         $  14.09        811,703          $ 14.09
                                    ===============                                   ===============

         1995 Plan:
          $  24.00   to $  25.00         130,000        3.4 years         $  24.97        126,000          $ 25.00
          $  28.00   to $  29.25       1,699,343        9.1 years         $  28.20         30,000          $ 28.50
                                    ---------------                                   ---------------
          $  24.00   to $  29.25       1,829,343        8.7 years         $  27.97        156,000          $ 25.67
                                    ===============                                   ===============

Employee retirement plans: During 1992, the Company established a profit sharing plan and trust in accordance with Section 401(k) of the Internal Revenue Code. The Company matches 25% of employee contributions, not to exceed 2% of the employee's total annual compensation, with the Company contributions vesting at the rate of 20% each year beginning after the employee's second year of service. During 1994, the Company established a non-qualified defined contribution retirement plan for key employees. The Company's contributions under both plans in 1996, 1995 and 1994 were $570,000, $312,000 and $127,000, respectively.

The Company adopted amendments to the 401(k) plan in 1996 which will become effective beginning in 1997. The Company's matching contributions will be increased to 35% and 50% of employee contributions in 1997 and 1998, respectively, not to exceed 2.8% and 4.0%, respectively, of the employee's total annual compensation, and will be made in shares of the Company's common stock. The Company's contributions will vest at the rate of 60% after the employee's third year of service, 80% after four years of service and 100% after five years of service. The number of common shares authorized pursuant to the 401(k) plan is 50,000.

Employee stock purchase plan: During 1996, the Company established an employee stock purchase plan in accordance with Section 423 of the Internal Revenue Code. Beginning in 1997, the plan will allow employees to purchase shares of the Company's common stock at a 10% discount. The plan is subject to approval at the 1997 Annual Meeting of Stockholders. The number of common shares authorized pursuant to the plan is 200,000.

Employee stock ownership plan: The Company's Board of Directors approved an employee stock ownership plan in January 1997 which is effective beginning in 1997. The Company's contributions to this plan are completely discretionary and will be made in shares of the Company's common stock.

16.   Related Party Transactions

The Company and certain franchisees have obtained restaurant equipment from a company owned by an individual who is related to a director and a stockholder of the Company. During 1996, 1995 and 1994, the Company paid $426,000, $3,128,000 and $3,869,000, respectively, for equipment and services purchased from this company.

The Company leases a restaurant site from a corporation whose ownership is composed of certain current and former stockholders, directors and officers of the Company. The lease has a term of 20 years with two renewal options. The lease provides for rentals in an amount equal to approximately 7% of gross sales of the restaurants. During 1995, the Company entered into an agreement with this party to lease additional parking space at the same site. Rents incurred under both leases totaled $185,000, $186,000 and $173,000 for 1996, 1995 and 1994,
respectively, and are included in direct and occupancy costs in the consolidated statements of earnings.

The Company leases a restaurant site from a partnership in which a former director who is related to a director and a stockholder of the Company holds a 50% interest. The lease has a term of 20 years with two options to renew. The lease provides for rentals in an amount equal to approximately 7% of gross sales of the restaurant. Rents incurred under the lease were $113,000 for each of 1996, 1995 and 1994, and are included in direct and occupancy costs in the consolidated statements of earnings.

The Company leases certain office space under an operating lease from a partnership in which a director of the Company holds a 37.5% interest. The lease expires in December 1997; however, the Company has the option to terminate the lease with 30 days notice. Rents incurred under the lease were $104,000, $84,000 and $74,000 for 1996, 1995 and 1994, respectively, and are included in general and administrative expenses in the consolidated statements of earnings.

17.   Subsequent Events

In February 1997, the Company entered into an agreement to purchase the assets of 11 operating Applebee's franchise restaurants located in the St. Louis metropolitan area for approximately $36,100,000, subject to adjustment. The purchase price will be paid in a combination of cash and $2,500,000 of promissory notes, and the transaction will be accounted for as a purchase. Final closing is subject to obtaining licenses and third party consents and is expected to occur early in the second quarter of 1997. One of the principals of the franchisee is related to a director and a stockholder of the Company.

18.   Quarterly Results of Operations (Unaudited)

The following presents the unaudited consolidated quarterly results of operations for 1996 and 1995 (in thousands, except per share amounts). During the fourth quarter of 1996, the Company recognized a loss of $2,500,000 primarily relating to the intended disposition of two restaurants in southern California. Merger costs of $1,770,000 related to the IRC Merger were expensed in the first quarter of 1995.

                                                                                   1996
                                                      ---------------------------------------------------------------
                                                                           Fiscal Quarter Ended
                                                      ---------------------------------------------------------------
                                                       March 31,        June 30,       September 29,    December 29,
                                                          1996            1996             1996              1996
                                                      -------------   --------------   -------------    -------------
Revenues:
     Company restaurant sales.......................    $ 82,640        $  91,116        $ 92,969         $ 92,265
     Franchise income...............................      12,401           13,469          14,105           14,166
                                                      -------------   --------------   -------------    -------------
        Total operating revenues....................      95,041          104,585         107,074          106,431
                                                      -------------   --------------   -------------    -------------
Cost of Company restaurant sales:
     Food and beverage..............................      23,351           25,549          26,172           25,462
     Labor..........................................      26,859           28,292          29,027           28,791
     Direct and occupancy...........................      20,463           22,865          22,049           22,363
     Pre-opening expense............................         249              925             865            1,518
                                                      -------------   --------------   -------------    -------------
        Total cost of Company restaurant sales......      70,922           77,631          78,113           78,134
                                                      -------------   --------------   -------------    -------------
General and administrative expenses.................      10,385           11,109          11,152           11,241
Merger costs........................................          --               --              --               --
Amortization of intangible assets...................         588              570             570              565
Loss on disposition of restaurants and equipment....         115              424             183            2,596
                                                      -------------   --------------   -------------    -------------
Operating earnings..................................      13,031           14,851          17,056           13,895
                                                      -------------   --------------   -------------    -------------
Other income (expense):
     Investment income..............................         801              597             694              771
     Interest expense...............................        (446)            (434)           (363)            (328)
     Other income...................................         105              200             205               90
                                                      -------------   --------------   -------------    -------------
        Total other income (expense)................         460              363             536              533
                                                      -------------   --------------   -------------    -------------
Earnings before income taxes........................      13,491           15,214          17,592           14,428
Income taxes........................................       5,126            5,639           6,598            5,348
                                                      -------------   --------------   -------------    -------------
Net earnings........................................    $  8,365        $   9,575        $ 10,994         $  9,080
                                                      =============   ==============   =============    =============
Net earnings per common share.......................    $   0.27        $    0.31        $   0.35         $   0.29
                                                      =============   ==============   =============    =============

Weighted average shares outstanding.................      31,033           31,148          31,277           31,295

                                                                                   1995
                                                      ---------------------------------------------------------------
                                                                           Fiscal Quarter Ended
                                                      ---------------------------------------------------------------
                                                        March 26,        June 25,      September 24,     December 31,
                                                          1995             1995            1995              1995
                                                      -------------   --------------   -------------    -------------
Revenues:
     Company restaurant sales.......................    $ 66,021        $  73,120        $ 76,965         $ 83,718
     Franchise income...............................       9,418           10,681          11,116           12,524
                                                      -------------   --------------   -------------    -------------
        Total operating revenues....................      75,439           83,801          88,081           96,242
                                                      -------------   --------------   -------------    -------------
Cost of Company restaurant sales:
     Food and beverage..............................      18,908           20,953          21,375           23,540
     Labor..........................................      21,068           23,061          24,284           26,522
     Direct and occupancy...........................      15,378           17,807          18,708           20,335
     Pre-opening expense............................         633              423             326              852
                                                      -------------   --------------   -------------    -------------
        Total cost of Company restaurant sales......      55,987           62,244          64,693           71,249
                                                      -------------   --------------   -------------    -------------
General and administrative expenses.................       8,909            9,480           9,292           11,072
Merger costs........................................       1,770               --              --               --
Amortization of intangible assets...................         515              595             588              607
Loss on disposition of restaurants and equipment....          26               80              60              684
                                                      -------------   --------------   -------------    -------------
Operating earnings..................................       8,232           11,402          13,448           12,630
                                                      -------------   --------------   -------------    -------------
Other income (expense):
     Investment income..............................         237              210             563              754
     Interest expense...............................        (614)            (679)           (833)            (381)
     Other income...................................          82               71             111               93
                                                      -------------   --------------   -------------    -------------
        Total other income (expense)................        (295)            (398)           (159)             466
                                                      -------------   --------------   -------------    -------------
Earnings before income taxes........................       7,937           11,004          13,289           13,096
Income taxes........................................       3,684            4,193           5,050            4,979
                                                      -------------   --------------   -------------    -------------
Net earnings........................................    $  4,253        $   6,811        $  8,239         $  8,117
                                                      =============   ==============   =============    =============

Net earnings per common share.......................    $   0.15        $    0.24        $   0.28         $   0.26
                                                      =============   ==============   =============    =============

Weighted average shares outstanding.................      28,078           28,244          29,821           31,000


                                           -----------------------------

                         APPLEBEE'S INTERNATIONAL, INC.
                                 EXHIBIT INDEX

   Exhibit
    Number                           Description of Exhibit
---------------  ---------------------------------------------------------------

       3.1 Certificate of Incorporation, as amended, of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

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

      10.4 Form of Applebee's Development Agreement (incorporated by reference to Exhibit 10.4 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

   Exhibit
    Number                           Description of Exhibit
---------------  ---------------------------------------------------------------

      10.5       Form  of  Applebee's   Franchise  Agreement   (incorporated  by
                 reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

      10.6 Schedule of Applebee's Development and Franchise Agreements as of December 29, 1996.

      10.7       Form of Rio Bravo Cantina Development Agreement.

      10.8       Form of Rio Bravo Cantina Franchise Agreement.

      10.9       Schedule  of  Rio  Bravo  Cantina   Development  and  Franchise
                 Agreements as of December 29, 1996.

     10.10 Purchase Rights Agreement dated January 17, 1990 by and between Applebee's International, Inc. and Apple Star, Inc. (incorporated by reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 25, 1994).

     10.11 Note Purchase Agreement, dated as of June 1, 1994, for $20,000,000 7.70% Senior Notes due May 31, 2004 (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 26,
                 1994).

                 Management Contracts and Compensatory Plans or Arrangements

     10.12       1995 Equity Incentive Plan, as amended.

     10.13 Employment Agreement, dated January 1, 1996, with Abe J. Gustin, Jr. (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996).

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

     10.16 Employment Agreement, dated March 1, 1995, with George D. Shadid (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 1995).

  Exhibit
   Number                            Description of Exhibit
---------------  ---------------------------------------------------------------

     10.17 Amended Consulting Agreement, dated March 1, 1996, between Applebee's International, Inc. and Kenneth D. Hill (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996).

     10.18 Employment Agreement between Applebee's International, Inc. and Philip J. Hickey (incorporated by reference to Exhibit 10.21 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

     10.19       1994  Long-Term  Incentive Plan  (incorporated  by reference to
                 Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 1994).

     10.20       Form of Indemnification Agreement (incorporated by reference to
                 Exhibit 10.29 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 25, 1994).

     10.21 Schedule of parties to Indemnification Agreement (incorporated by reference to Exhibit 10.24 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

     10.22       Form of  Severance  Agreement  (incorporated  by  reference  to
                 Exhibit 10.30 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 25, 1994).

     10.23 Schedule of parties to Severance Agreement (incorporated by reference to Exhibit 10.26 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

        21       Subsidiaries of Applebee's International, Inc.

      23.1       Consent of Deloitte & Touche LLP.

      23.2       Consent of Arthur Andersen LLP.

        24       Power of Attorney (see page 31 of the Form 10-K).

        27       Financial Data Schedule.