Form 10-Q
period 1997-03-30
APPLEBEES INTERNATIONAL INC
filed 1997-05-06
CIK 853665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 1997


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

The number of shares of the registrant's common stock outstanding as of April 30, 1997 was 31,331,029.

                         APPLEBEE'S INTERNATIONAL, INC.
                                   FORM 10-Q
                      FISCAL QUARTER ENDED MARCH 30, 1997
                                     INDEX


                                                                            Page

PART I        FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements:

              Consolidated Balance Sheets as of March 30, 1997
                and December 29, 1996.......................................   3

              Consolidated Statements of Earnings for the 13 Weeks
                Ended March 30, 1997 and March 31, 1996.....................   4

              Consolidated Statement of Stockholders' Equity for the
                13 Weeks Ended March 30, 1997...............................   5

              Consolidated Statements of Cash Flows for the 13 Weeks
                Ended March 30, 1997 and March 31, 1996.....................   6

              Notes to Consolidated Financial Statements....................   8

Item 2.       Management's Discussion and Analysis of
                Financial Condition and Results of Operations...............  10



PART II       OTHER INFORMATION

Item 1.       Legal Proceedings.............................................  15

Item 6.       Exhibits and Reports on Form 8-K..............................  15


Signatures .................................................................  16

Exhibit Index...............................................................  17

                APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                (dollars in thousands, except per share amounts)


                                                                                       March 30,        December 29,
                                                                                         1997              1996
                                                                                     -------------     --------------
                                     ASSETS

Current assets:
     Cash and cash equivalents...................................................     $   18,735        $   17,346
     Short-term investments, at market value (amortized cost of $45,652 in 1997
        and $39,763 in 1996).....................................................         45,679            40,064
     Receivables (less allowance for bad debts of $275 in 1997 and $270 in 1996).         14,794            19,245
     Inventories.................................................................          5,361             4,557
     Prepaid and other current assets............................................          1,800             2,780
                                                                                     -------------     --------------
        Total current assets.....................................................         86,369            83,992
Property and equipment, net......................................................        204,284           196,950
Goodwill, net....................................................................         22,800            22,607
Franchise interest and rights, net...............................................          5,094             5,236
Deferred income taxes............................................................            866             1,366
Other assets.....................................................................          4,126             3,960
                                                                                     -------------     --------------
                                                                                      $  323,539        $  314,111
                                                                                     =============     ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt...........................................     $    1,002        $      968
     Current portion of obligations under noncompetition and consulting agreement            220               220
     Accounts payable............................................................         14,453            11,949
     Accrued expenses and other current liabilities..............................         22,821            25,597
     Accrued dividends...........................................................             --             2,191
     Accrued income taxes........................................................          5,792               918
                                                                                     -------------     --------------
        Total current liabilities................................................         44,288            41,843
                                                                                     -------------     --------------
Non-current liabilities:
     Long-term debt - less current portion.......................................         21,754            24,435
     Franchise deposits..........................................................          1,664             1,793
     Obligations under noncompetition and consulting agreement - less current
        portion..................................................................             --               220
                                                                                     -------------     --------------
        Total non-current liabilities............................................         23,418            26,448
                                                                                     -------------     --------------
        Total liabilities........................................................         67,706            68,291
Minority interest in joint venture...............................................             --             1,056
Commitments and contingencies (Note 3)
Stockholders' equity:
     Preferred stock - par value $0.01 per share:  authorized - 1,000,000 shares;
        no shares issued.........................................................             --                --
     Common stock - par value $0.01 per share:  authorized - 125,000,000 shares;
        issued - 31,612,670 shares in 1997 and 31,580,955 shares in 1996.........            316               316
     Additional paid-in capital..................................................        153,393           153,028
     Retained earnings...........................................................        102,957            92,081
     Unrealized gain on short-term investments, net of income taxes..............             16               188
                                                                                     -------------     --------------
                                                                                         256,682           245,613
     Treasury stock - 281,772 shares in 1997 and 1996, at cost...................           (849)             (849)
                                                                                     -------------     --------------
        Total stockholders' equity...............................................        255,833           244,764
                                                                                     -------------     --------------
                                                                                      $  323,539        $  314,111
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

                APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)
                    (in thousands, except per share amounts)



                                                                                 13 Weeks Ended
                                                                         -------------------------------
                                                                           March 30,         March 31,
                                                                             1997              1996
                                                                         -------------     -------------
         Revenues:
              Company restaurant sales................................     $ 100,843          $ 82,640
              Franchise income........................................        15,409            12,401
                                                                         -------------     -------------
                 Total operating revenues.............................       116,252            95,041
                                                                         -------------     -------------
         Cost of Company restaurant sales:
              Food and beverage.......................................        27,721            23,351
              Labor...................................................        32,101            26,859
              Direct and occupancy....................................        26,022            20,463
              Pre-opening expense.....................................           510               249
                                                                         -------------     -------------
                 Total cost of Company restaurant sales...............        86,354            70,922
                                                                         -------------     -------------
         General and administrative expenses..........................        12,446            10,385
         Amortization of intangible assets............................           568               588
         Loss on disposition of restaurants and equipment.............           233               115
                                                                         -------------     -------------
         Operating earnings...........................................        16,651            13,031
                                                                         -------------     -------------
         Other income (expense):
              Investment income.......................................           933               801
              Interest expense........................................          (359)             (446)
              Other income............................................           148               105
                                                                         -------------     -------------
                 Total other income...................................           722               460
                                                                         -------------     -------------
         Earnings before income taxes.................................        17,373            13,491
         Income taxes.................................................         6,497             5,126
                                                                         -------------     -------------
         Net earnings.................................................     $  10,876          $  8,365
                                                                         =============     =============

         Net earnings per common share................................     $    0.35         $    0.27
                                                                         =============     =============

         Weighted average shares outstanding..........................        31,310            31,033











                See notes to consolidated financial statements.

                APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)
                             (dollars in thousands)


                                                                                       Unrealized
                                                                                       Gain (Loss)
                                         Common Stock         Additional                   on                     Total
                                   -------------------------   Paid-In     Retained    Short-Term   Treasury   Stockholders'
                                       Shares       Amount     Capital     Earnings    Investments    Stock       Equity
                                   -------------- ---------- ----------- ------------ ------------ ---------- --------------

Balance, December 29, 1996.........  31,580,955    $  316     $153,028     $ 92,081     $  188      $ (849)     $244,764

   Stock options exercised.........      31,715        --          323         --           --          --           323
   Income tax benefit upon exercise
     of stock options..............        --          --           42         --           --          --            42
   Change in unrealized gain on
     short-term investments,
     net of income taxes...........        --          --           --         --         (172)         --          (172)
   Net earnings....................        --          --           --       10,876         --          --        10,876
                                   -------------- ---------- ----------- ------------ ------------ ---------- --------------

Balance, March 30, 1997...........   31,612,670    $  316     $153,393     $102,957     $   16      $ (849)     $255,833
                                   ============== ========== =========== ============ ============ ========== ==============






                See notes to consolidated financial statements.

                APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (dollars in thousands)


                                                                                  13 Weeks Ended
                                                                          --------------------------------
                                                                            March 30,          March 31,
                                                                              1997               1996
                                                                          -------------     --------------
         CASH FLOWS FROM OPERATING ACTIVITIES:
              Net earnings.............................................     $  10,876         $   8,365
              Adjustments to reconcile net earnings to net
                 cash provided by operating activities:
                 Depreciation and amortization.........................         4,748             3,550
                 Amortization of intangible assets.....................           568               588
                 Deferred income tax provision.........................           477               233
                 Loss on disposition of restaurants and equipment......           233               115
              Changes in assets and liabilities:
                 Receivables...........................................         4,071              (629)
                 Inventories...........................................          (804)               (2)
                 Prepaid and other current assets......................         1,105            (2,694)
                 Accounts payable......................................         2,504            (1,147)
                 Accrued expenses and other current liabilities........        (2,926)           (2,745)
                 Accrued income taxes..................................         4,874              (898)
                 Franchise deposits....................................          (129)              225
                 Other.................................................          (249)              123
                                                                          -------------     --------------
                 NET CASH PROVIDED BY OPERATING ACTIVITIES.............        25,348             5,084
                                                                          -------------     --------------
         CASH FLOWS FROM INVESTING ACTIVITIES:
              Purchases of short-term investments......................        (6,401)           (11,586)
              Maturities and sales of short-term investments...........           504             8,362
              Purchases of property and equipment......................       (15,195)          (10,316)
              Acquisition of minority interest in joint venture........        (1,275)              --
              Proceeds from sale of restaurants and equipment..........           891               --
                                                                          -------------     --------------
                 NET CASH USED BY INVESTING ACTIVITIES.................       (21,476)          (13,540)
                                                                          -------------     --------------
         CASH FLOWS FROM FINANCING ACTIVITIES:
              Dividends paid...........................................        (2,191)           (1,861)
              Issuance of common stock upon exercise of stock options..           323               708
              Income tax benefit upon exercise of stock options........            42               155
              Payments on long-term debt...............................          (506)             (480)
              Payments under noncompetition and consulting agreement...          (220)             (220)
              Minority interest in net earnings of joint venture.......            69                57
                                                                          -------------     --------------
                 NET CASH USED BY FINANCING ACTIVITIES.................        (2,483)           (1,641)
                                                                          -------------     --------------
         NET INCREASE (DECREASE) IN CASH AND
              CASH EQUIVALENTS.........................................         1,389           (10,097)
         CASH AND CASH EQUIVALENTS, beginning of period................        17,346            30,188
                                                                          -------------     --------------
         CASH AND CASH EQUIVALENTS, end of period......................     $  18,735         $  20,091
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

                APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                  (Unaudited)
                             (dollars in thousands)


                                                                                          13 Weeks Ended
                                                                                -----------------------------------
                                                                                   March 30,           March 31,
                                                                                     1997               1996
                                                                                ---------------    ----------------

SUPPLEMENTAL DISCLOSURES OF CASH
     FLOW INFORMATION:
     Cash paid during the 13 week period for:
       Income taxes........................................................        $    1,085         $    5,630
                                                                                ===============    ================
       Interest............................................................        $      976         $      188
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

                APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.    Basis of Presentation

The consolidated financial statements of Applebee's International, Inc. and subsidiaries (the "Company") included in this Form 10-Q have been prepared without audit (except that the balance sheet information as of December 29, 1996 has been derived from consolidated financial statements which were audited) in accordance with the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1996.

The Company believes that all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2.    Acquisitions

In February 1997, the Company exercised its option to purchase the remaining 50% interest in a joint venture arrangement with its franchisee in Nevada for $1,275,000.

On April 14, 1997, the Company acquired the operations of 11 franchise Applebee's restaurants located in the St. Louis metropolitan area and the related furniture and fixtures, certain land and leasehold improvements and rights to future development of restaurants for a total purchase price of $36,150,000. The purchase price was paid in a combination of $33,650,000 in cash and $2,500,000 of promissory notes. The acquisition will be accounted for as a purchase, and accordingly, the purchase price will be allocated to the fair value of net assets acquired and the results of operations of such restaurants will be reflected in the 1997 financial statements subsequent to the date of acquisition.

3.    Commitments and Contingencies

Litigation, claims and disputes: As of March 30, 1997, the Company was using assets owned by a former franchisee in the operation of one restaurant under a purchase rights agreement which required the Company to make certain payments to the franchisee's lender. In 1991, a dispute arose between the lender and the Company over the amount of the payments due the lender. Based upon a then current independent appraisal, the Company offered to settle the dispute and purchase the assets for $1,000,000 in 1991. The lender rejected the Company's offer and claimed that the Company had guaranteed the entire $2,400,000 debt of the franchisee. In November 1992, the lender was declared insolvent by the FDIC and has since been liquidated. The Company was contacted by the FDIC, and in 1993, the Company offered to settle the issue and purchase the assets at the three restaurants then being operated for $182,000. The Company closed one of the three restaurants in 1994 and lowered its offer to $120,000 to settle the issue and purchase the assets at the two then remaining restaurants. The FDIC declined the Company's offer, indicating instead its preliminary position that the Company should pay the entire debt of the franchisee. The Company closed one of the two remaining restaurants in February 1996, and does not currently intend to make an additional settlement offer to the FDIC. In the fourth quarter of 1996, the Company received information indicating that the franchisee's indebtedness to the FDIC had been acquired by a third party. The Company has not been contacted by the third party. In the event that the Company were to pay an amount determined to be in excess of the fair market value of the assets, the Company will recognize a loss at the time of such payment.

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

Franchise financing: The Company entered into an agreement in 1992 with a financing source to provide up to $75,000,000 of financing to Company franchisees to fund development of new franchise restaurants. The Company provided a limited guaranty of loans made under the agreement. The Company's maximum recourse obligation of 10% of the amount funded is reduced beginning in the second year of each long-term loan and thereafter decreases ratably to zero after the seventh year of each loan. At March 30, 1997, approximately $48,000,000 had been funded through this financing source, of which $23,500,000 was outstanding. This agreement expired on December 31, 1994 and was not renewed, although some loan commitments as of the termination date were thereafter funded through December 31, 1995.

Severance agreements: The Company has severance and employment agreements with certain officers providing for severance payments to be made in the event the employee resigns or is terminated related to a change in control (as defined in the agreements). If the severance payments had been due as of March 30, 1997, the Company would have been required to make payments aggregating approximately $4,600,000. In addition, the Company has severance and employment agreements with certain officers which contain severance provisions not related to a change in control, and such provisions would have required aggregate payments of approximately $3,600,000 if such officers had been terminated as of March 30, 1997.

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

The Company operates on a 52 or 53 week fiscal year ending on the last Sunday in December. The Company's fiscal quarters ended March 30, 1997 and March 31, 1996 each contained 13 weeks, and are referred to hereafter as the "1997 quarter" and the "1996 quarter," respectively.

Results of Operations

The following table sets forth, for the periods indicated, information derived from the Company's consolidated statements of earnings expressed as a percentage of total operating revenues, except where otherwise noted.
Percentages may not add due to rounding.

                                                                                    13 Weeks Ended
                                                                           ---------------------------------
                                                                              March 30,         March 31,
                                                                                1997              1996
                                                                           ---------------   ---------------
        Revenues:
             Company restaurant sales....................................        86.7%             87.0%
             Franchise income............................................        13.3              13.0
                                                                           ---------------   ---------------
                Total operating revenues.................................       100.0%            100.0%
                                                                           ===============   ===============
        Cost of sales (as a percentage of Company restaurant sales):
             Food and beverage...........................................        27.5%             28.3%
             Labor.......................................................        31.8              32.5
             Direct and occupancy........................................        25.8              24.8
             Pre-opening expense.........................................         0.5               0.3
                                                                           ---------------   ---------------
                Total cost of sales......................................        85.6%             85.8%
                                                                           ===============   ===============
        General and administrative expenses..............................        10.7%             10.9%
        Amortization of intangible assets................................         0.5               0.6
        Loss on disposition of restaurants and equipment.................         0.2               0.1
                                                                           ---------------   ---------------
        Operating earnings...............................................        14.3              13.7
                                                                           ---------------   ---------------
        Other income (expense):
             Investment income...........................................         0.8               0.8
             Interest expense............................................        (0.3)             (0.5)
             Other income................................................         0.1               0.1
                                                                           ---------------   ---------------
                Total other income.......................................         0.6               0.5
                                                                           ---------------   ---------------
        Earnings before income taxes.....................................        14.9              14.2
        Income taxes.....................................................         5.6               5.4
                                                                           ---------------   ---------------
        Net earnings.....................................................         9.4%              8.8%
                                                                           ===============   ===============


The following table sets forth certain unaudited financial information and other restaurant data relating to Company and franchise restaurants, as reported to the Company by franchisees.

                                                                         13 Weeks Ended
                                                                ----------------------------------
                                                                   March 30,          March 31,
                                                                     1997               1996
                                                                ---------------    ---------------
         Number of restaurant openings:
              Applebee's:
                  Company.....................................               2                  3
                  Franchise...................................              24                 33
                                                                ---------------    ---------------
                  Total Applebee's............................              26                 36
                                                                ---------------    ---------------
              Rio Bravo Cantinas:
                  Company.....................................               3                 -
                  Franchise...................................               5                 -
                                                                ---------------    ---------------
                  Total Rio Bravo Cantinas....................               8                 -
                                                                ---------------    ---------------
         Restaurants open (end of period):
              Applebee's:
                  Company(1)..................................             149                130
                  Franchise...................................             695                569
                                                                ---------------    ---------------
                  Total Applebee's............................             844                699
              Rio Bravo Cantinas:
                  Company.....................................              24                 16
                  Franchise...................................              14                 -
                                                                ---------------    ---------------
                  Total Rio Bravo Cantinas....................              38                 16
              Specialty restaurants ..........................               4                  4
                                                                ---------------    ---------------
              Total...........................................             886                719
                                                                ===============    ===============
         Weighted average weekly sales per restaurant:
              Applebee's:
                  Company(1)..................................         $40,888            $39,547
                  Franchise...................................         $40,506            $40,016
                  Total Applebee's............................         $40,574            $39,927
              Rio Bravo Cantinas (Company)(2).................         $62,912            $65,724
         Change in comparable restaurant sales(3):
              Applebee's:
                  Company(1)..................................           2.1 %             (0.4)%
                  Franchise...................................           2.7 %             (1.4)%
                  Total Applebee's............................           2.6 %             (1.2)%
              Rio Bravo Cantinas (Company)....................           2.2 %              2.5 %
         Total system sales (in thousands):
              Applebee's......................................        $439,095           $355,308

--------
(1) Includes one Texas restaurant operated by the Company under a management agreement since July 1990.
(2) Excludes one restaurant which is open for dinner only.
(3) When computing comparable restaurant sales, restaurants open for at least 18 months are compared from period to period.

Company Restaurant Sales. Company restaurant sales for the 1997 and 1996 quarters were as follows (in thousands):


                                                                 13 Weeks Ended
                                               ----------------------------------------------
                                                  March 30,       March 31,
                                                    1997            1996          Increase
                                               --------------  --------------  --------------
         Applebee's........................        $ 79,200        $65,864         $13,336
         Rio Bravo Cantinas................          18,083         13,396           4,687
         Specialty restaurants.............           3,560          3,380             180
                                               --------------  --------------  --------------
              Total........................        $100,843        $82,640         $18,203
                                               ==============  ==============  ==============

Overall Company restaurant sales increased 22% in the 1997 quarter. Sales in the 1997 quarter increased 20% for Applebee's restaurants and 35% for Rio Bravo Cantina restaurants due primarily to Company restaurant openings and increases in comparable restaurant sales.

Comparable restaurant sales at Company Applebee's restaurants increased by 2.1% in the 1997 quarter. Weighted average weekly sales at Company Applebee's restaurants increased 3.4% from $39,547 in the 1996 quarter to $40,888 in the 1997 quarter. The Company believes these increases were due primarily to lower sales in the 1996 quarter, which were negatively impacted by extremely harsh winter weather, and a menu price increase which was implemented during the fourth quarter of 1996 for certain menu items. In addition, weighted average weekly sales in the 1997 quarter improved as a result of the sale of six restaurants in southern California in October 1996. Excluding these restaurants from the 1996 quarter, weighted average weekly sales increased 2.3% in the 1997 quarter.

The Company does not expect significant comparable restaurant sales increases and may experience comparable restaurant sales decreases for the remainder of the 1997 fiscal year for Company Applebee's restaurants, as many of its restaurants operate near sales capacity and various markets continue to experience competitive pressures. Although the Company's experience in developing markets indicates that the opening of multiple restaurants within a particular market results in increased market share, decreases in comparable restaurant sales may result.

Comparable restaurant sales for Company Rio Bravo Cantina restaurants increased by 2.2% in the 1997 quarter. Weighted average weekly sales (excluding one restaurant that is open for dinner only) decreased from $65,724 in the 1996 quarter to $62,912 in the 1997 quarter. When entering new markets where the Company has not yet established a market presence, sales levels are expected to be lower than in the Georgia and Florida markets where the Company has a concentration of restaurants and high customer awareness. Weighted average weekly sales in the 1997 quarter were impacted by the eight new Company restaurants which have opened since the end of the 1996 quarter. Seven of these restaurants were in new markets, including five which were opened in Michigan and Minnesota during the fall and winter months when sales at Rio Bravo Cantina restaurants are typically lower than in the spring or summer months.

Franchise Income. Overall franchise income increased $3,008,000 (24%) from $12,401,000 in the 1996 quarter to $15,409,000 in the 1997 quarter. This increase was due primarily to the increased number of franchise Applebee's restaurants operating during the 1997 quarter as compared to the 1996 quarter as well as to the 14 franchise Rio Bravo Cantina restaurants which have opened since the end of the 1996 quarter. In addition, comparable sales and weighted average weekly sales for franchise Applebee's restaurants increased by 2.7% and 1.2%, respectively, in the 1997 quarter.

Cost of Company Restaurant Sales. Food and beverage costs decreased from 28.3% in the 1996 quarter to 27.5% in the 1997 quarter, due primarily to operational improvements, purchasing efficiencies resulting from the Company's rapid growth, and the menu price increase implemented in the fourth quarter of 1996. Beverage sales, as a percentage of Company restaurant sales, declined from 18.7% in the 1996 quarter to 18.1% in the 1997 quarter, which had a negative impact on overall food and beverage costs. Management believes that the reduction in beverage sales is due in part to the continuation of the overall trend toward increased awareness of responsible alcohol consumption.

Labor costs decreased from 32.5% in the 1996 quarter to 31.8% in the 1997 quarter. This decrease was due primarily to higher hourly labor and management costs resulting from lower sales in the 1996 quarter which were negatively impacted by extremely harsh winter weather.

Direct and occupancy costs increased from 24.8% in the 1996 quarter to 25.8% in the 1997 quarter due primarily to higher levels of planned advertising expenditures and an increase in depreciation expense.

Pre-opening expense increased from $249,000 in the 1996 quarter to $510,000 in the 1997 quarter due primarily to the opening of five restaurants in the 1997 quarter (two Applebee's and three Rio Bravo Cantinas) as compared to three Applebee's restaurants in the 1996 quarter.

General and Administrative Expenses. General and administrative expenses decreased in the 1997 quarter to 10.7% from 10.9% in the 1996 quarter, due primarily to the absorption of general and administrative expenses over a larger revenue base. General and administrative expenses increased by $2,061,000 during the 1997 quarter compared to the 1996 quarter due primarily to the costs of additional personnel associated with the Company's development efforts and system-wide expansion, including costs related to the franchising and expansion of the Rio Bravo Cantina concept.

Income Taxes. The effective income tax rate, as a percentage of earnings before income taxes, was 37.4% in the 1997 quarter compared to 38.0% in the 1996 quarter. The decrease in the Company's effective tax rate in the 1997 quarter was due primarily to a reduction in state income taxes.

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

Capital expenditures were $65,672,000 in fiscal year 1996 and $16,470,000 in the 1997 quarter (which includes $1,275,000 related to the purchase of the remaining 50% interest in a joint venture arrangement with the Company's franchisee in Nevada). The Company currently expects to open approximately 35 Applebee's restaurants (including at least two new restaurants in the St. Louis area) and nine Rio Bravo Cantina restaurants in 1997. Capital expenditures in fiscal 1997 are expected to be between $120,000,000 and $125,000,000 primarily for the development of new restaurants, acquisitions of restaurants (including

$36,150,000  relating to the St. Louis  acquisition which was completed in April
1997), refurbishments of and capital replacements for existing restaurants, and enhancements to information systems for the Company's restaurants and corporate office. The amount of actual capital expenditures will be dependent upon, among other things, the proportion of leased versus owned properties as the Company expects to continue to purchase a portion of its sites. In addition, if the Company opens more restaurants than it currently anticipates or acquires additional restaurants, its capital requirements will increase accordingly.

The Company has certain debt agreements containing various covenants and restrictions which, among other things, require the maintenance of a stipulated fixed charge coverage ratio and minimum consolidated net worth, as defined, and also limit additional indebtedness in excess of specified amounts. The debt agreements also restrict the amount of retained earnings available for the payment of cash dividends. At March 30, 1997, retained earnings were not restricted for the payment of cash dividends. The Company is currently in compliance with the covenants of all of its debt agreements.

The Company believes that its liquid assets and cash generated from operations, combined with borrowings available under its $20,000,000 revolving credit facility, will provide sufficient funds for its capital requirements for the foreseeable future. As of March 30, 1997, the Company held liquid assets totaling $64,414,000, consisting of cash and cash equivalents ($18,735,000) and short-term investments ($45,679,000), of which $33,650,000 was utilized to fund the St. Louis acquisition in April 1997. No amounts were outstanding under the revolving credit facility; however, standby letters of credit issued under the facility totaling $1,140,000 were outstanding as of March 30, 1997.

Inflation

Substantial increases in costs and expenses, particularly food, supplies, labor and operating expenses, could have a significant impact on the Company's operating results to the extent that such increases cannot be passed along to customers. The Company does not believe that inflation has materially affected its operating results during the past three years.

A majority of the Company's employees are paid hourly rates related to federal and state minimum wage laws and various laws that allow for credits to that wage. An increase in the Federal minimum wage went into effect on October 1, 1996 and a second increase will become effective September 1, 1997. In addition, increases in the minimum wage are also being discussed by various state governments. Although the Company has been able to and will continue to attempt to pass along increases in costs through food and beverage price increases, there can be no assurance that all such increases can be reflected in its prices or that increased prices will be absorbed by customers without diminishing, to some degree, customer spending at its restaurants.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

As of March 30, 1997, the Company was using assets owned by a former franchisee in the operation of one restaurant under a purchase rights agreement which required the Company to make certain payments to the franchisee's lender. In 1991, a dispute arose between the lender and the Company over the amount of the payments due the lender. Based upon a then current independent appraisal, the Company offered to settle the dispute and purchase the assets for $1,000,000 in 1991. The lender rejected the Company's offer and claimed that the Company had guaranteed the entire $2,400,000 debt of the franchisee. In November 1992, the lender was declared insolvent by the FDIC and has since been liquidated. The Company was contacted by the FDIC, and in 1993, the Company offered to settle the issue and purchase the assets at the three restaurants then being operated for $182,000. The Company closed one of the three restaurants in 1994 and lowered its offer to $120,000 to settle the issue and purchase the assets at the two then remaining restaurants. The FDIC declined the Company's offer, indicating instead its preliminary position that the Company should pay the entire debt of the franchisee. The Company closed one of the two remaining restaurants in February 1996, and does not currently intend to make an additional settlement offer to the FDIC. In the fourth quarter of 1996, the Company received information indicating that the franchisee's indebtedness to the FDIC had been acquired by a third party. The Company has not been contacted by the third party. In the event that the Company were to pay an amount determined to be in excess of the fair market value of the assets, the Company will recognize a loss at the time of such payment.

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

         (b) The Company filed a report on Form 8-K on February 10, 1997, announcing that it had entered into a definitive agreement to acquire 11 Applebee's restaurants in the St. Louis, Mo. market area from its franchisee, Apple Partners Limited Partnership.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    APPLEBEE'S INTERNATIONAL, INC.
                                    (Registrant)


Date:    May 6, 1997                By:   /s/ Abe J. Gustin, Jr.
         -----------------------         --------------------------
                                         Abe J. Gustin, Jr.
                                         Chairman and Co-Chief Executive Officer

Date:    May 6, 1997                 By:  /s/ Lloyd L. Hill
         -----------------------         ---------------------
                                         Lloyd L. Hill
                                         Co-Chief Executive Officer, President
                                         and Chief Operating Officer

Date:    May 6, 1997                 By:  /s/ George D. Shadid
         -----------------------         ------------------------
                                         George D. Shadid
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (principal financial officer)

Date:    May 6, 1997                 By:  /s/ Mark A. Peterson
         -----------------------         ------------------------
                                         Mark A. Peterson
                                         Vice President and Controller
                                         (principal accounting officer)

                         APPLEBEE'S INTERNATIONAL, INC.
                                 EXHIBIT INDEX



   Exhibit
   Number                         Description of Exhibit
------------- ------------------------------------------------------------------

    10.1 Amendment No. 1 to Employment Agreement with Philip J. Hickey, Jr., dated January 1, 1997.

    10.2 Amendment No. 2 to Consulting Agreement with Kenneth D. Hill, dated March 1, 1997.

      27      Financial Data Schedule.