Form 10-Q
period 1997-06-30
APPLEBEES INTERNATIONAL INC
filed 1997-07-30
CIK 853665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 1997


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

The number of shares of the registrant's common stock outstanding as of July 25, 1997 was 31,421,688.

                         APPLEBEE'S INTERNATIONAL, INC.
                                   FORM 10-Q
                      FISCAL QUARTER ENDED JUNE 29, 1997
                                     INDEX


                                                                            Page

PART I        FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements:

              Consolidated Balance Sheets as of June 29, 1997
                and December 29, 1996.......................................   3

              Consolidated Statements of Earnings for the 13 Weeks and
                26 Weeks Ended June 29, 1997 and June 30, 1996..............   4

              Consolidated Statement of Stockholders' Equity for the
                26 Weeks Ended June 29, 1997................................   5

              Consolidated Statements of Cash Flows for the 26 Weeks
                Ended June 29, 1997 and June 30, 1996.......................   6

              Notes to Consolidated Financial Statements....................   8

Item 2.       Management's Discussion and Analysis of
                Financial Condition and Results of Operations...............  11



PART II       OTHER INFORMATION

Item 1.       Legal Proceedings.............................................  18

Item 4.       Submission of Matters to a Vote of Security Holders...........  19

Item 6.       Exhibits and Reports on Form 8-K..............................  19


Signatures .................................................................  20

Exhibit Index...............................................................  21

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                (dollars in thousands, except per share amounts)

                                                                                              June 29,        December 29,
                                                                                                1997              1996
                                                                                           -------------     --------------
                                     ASSETS
Current assets:
     Cash and cash equivalents.........................................................    $    9,427        $   17,346
     Short-term investments, at market value (amortized cost of $7,310 in 1997
        and $39,763 in 1996)...........................................................         7,437            40,064
     Receivables (less allowance for bad debts of $252 in 1997 and $270 in 1996).......        15,021            19,245
     Inventories.......................................................................         6,020             4,557
     Prepaid and other current assets..................................................         2,445             2,780
                                                                                           -------------     --------------
        Total current assets...........................................................        40,350            83,992
Property and equipment, net............................................................       241,095           196,950
Goodwill, net..........................................................................        49,241            22,607
Franchise interest and rights, net.....................................................         4,952             5,236
Deferred income taxes..................................................................           785             1,366
Other assets...........................................................................         4,058             3,960
                                                                                           -------------     --------------
                                                                                           $  340,481        $  314,111
                                                                                           =============     ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt.................................................    $    5,361        $      968
     Current portion of obligations under noncompetition and consulting agreement......           220               220
     Accounts payable..................................................................        17,615            11,949
     Accrued expenses and other current liabilities....................................        22,135            26,515
     Accrued dividends.................................................................          --               2,191
                                                                                           -------------     --------------
        Total current liabilities......................................................        45,331            41,843
                                                                                           -------------     --------------
Non-current liabilities:
     Long-term debt - less current portion.............................................        23,795            24,435
     Franchise deposits................................................................         1,738             1,793
     Obligations under noncompetition and consulting agreement - less current portion..          --                 220
                                                                                           -------------     --------------
        Total non-current liabilities..................................................        25,533            26,448
                                                                                           -------------     --------------
        Total liabilities..............................................................        70,864            68,291
Minority interest in joint venture.....................................................          --               1,056
Commitments and contingencies (Note 3)
Stockholders' equity:
     Preferred stock - par value $0.01 per share:  authorized - 1,000,000 shares;
        no shares issued...............................................................          --                --
     Common stock - par value $0.01 per share:  authorized - 125,000,000 shares;
        issued - 31,687,246 shares in 1997 and 31,580,955 shares in 1996...............           317               316
     Additional paid-in capital........................................................       154,873           153,028
     Retained earnings.................................................................       115,183            92,081
     Unrealized gain on short-term investments, net of income taxes....................            80               188
                                                                                           -------------     --------------
                                                                                              270,453           245,613
     Treasury stock - 277,485 shares in 1997 and 281,772 shares in 1996, at cost.......          (836)             (849)
                                                                                           -------------     --------------
        Total stockholders' equity.....................................................       269,617           244,764
                                                                                           -------------     --------------
                                                                                           $  340,481        $  314,111
                                                                                           =============     ==============

                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                            13 Weeks Ended                 26 Weeks Ended
                                                      ---------------------------    ---------------------------
                                                       June 29,        June 30,       June 29,        June 30,
                                                         1997            1996           1997            1996
                                                      -----------     -----------    ------------    -----------
Revenues:
     Company restaurant sales.....................    $  114,775      $ 91,116       $  215,618      $  173,756
     Franchise income.............................        15,917        13,469           31,326          25,870
                                                      -----------     -----------    ------------    -----------
        Total operating revenues..................       130,692       104,585          246,944         199,626
                                                      -----------     -----------    ------------    -----------
Cost of Company restaurant sales:
     Food and beverage............................        31,661        25,549           59,382          48,900
     Labor........................................        36,025        28,292           68,126          55,151
     Direct and occupancy.........................        28,419        22,865           54,441          43,328
     Pre-opening expense..........................           902           925            1,412           1,174
                                                      -----------     -----------    ------------    -----------
        Total cost of Company restaurant sales....        97,007        77,631          183,361         148,553
                                                      -----------     -----------    ------------    -----------
General and administrative expenses...............        13,109        11,109           25,555          21,494
Amortization of intangible assets.................           857           570            1,425           1,158
Loss on disposition of restaurants and equipment..           251           424              484             539
                                                      -----------     -----------    ------------    -----------
Operating earnings................................        19,468        14,851           36,119          27,882
                                                      -----------     -----------    ------------    -----------
Other income (expense):
     Investment income............................           446           597            1,379           1,398
     Interest expense.............................          (473)         (434)            (832)           (880)
     Other income.................................            90           200              238             305
                                                      -----------     -----------    ------------    -----------
        Total other income........................            63           363              785             823
                                                      -----------     -----------    ------------    -----------
Earnings before income taxes......................        19,531        15,214           36,904          28,705
Income taxes......................................         7,305         5,639           13,802          10,765
                                                      -----------     -----------    ------------    -----------
Net earnings......................................    $   12,226      $  9,575        $  23,102      $   17,940
                                                      ===========     ===========    ============    ===========

Net earnings per common share.....................    $     0.39      $   0.31         $   0.74      $     0.58
                                                      ===========     ===========    ============    ===========

Weighted average shares outstanding...............        31,370        31,148           31,340          31,090





                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                             (dollars in thousands)

                                                                                       Unrealized
                                                                                       Gain (Loss)
                                         Common Stock         Additional                   on                     Total
                                   -------------------------   Paid-In     Retained    Short-Term   Treasury   Stockholders'
                                       Shares       Amount     Capital     Earnings    Investments    Stock       Equity
                                   -------------- ---------- ----------- ------------ ------------ ---------- --------------

Balance, December 29, 1996.........  31,580,955    $  316     $153,028     $ 92,081     $  188      $ (849)     $244,764

   Stock options exercised........      106,291         1        1,461           --         --          --         1,462
   Shares sold under employee stock
     purchase plan................           --        --           80           --         --          13            93
   Income tax benefit upon exercise
     of stock options.............           --        --          304           --         --          --           304
   Change in unrealized gain on
     short-term investments,
     net of income taxes..........           --        --            --          --       (108)         --          (108)
   Net earnings...................           --        --            --      23,102         --          --        23,102
                                   -------------- ---------- ----------- ------------ ------------ ---------- --------------

Balance, June 29, 1997............   31,687,246    $  317     $154,873     $115,183     $   80      $ (836)     $269,617
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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (dollars in thousands)

                                                                                  26 Weeks Ended
                                                                          -------------------------------
                                                                            June 29,           June 30,
                                                                              1997               1996
                                                                          -------------     -------------
         CASH FLOWS FROM OPERATING ACTIVITIES:
              Net earnings.............................................     $  23,102         $  17,940
              Adjustments to reconcile net earnings to net
                 cash provided by operating activities:
                 Depreciation and amortization.........................         9,529             7,336
                 Amortization of intangible assets.....................         1,425             1,158
                 Deferred income tax provision (benefit)...............           662              (278)
                 Loss on disposition of restaurants and equipment......           484               539
              Changes  in  assets  and  liabilities (exclusive of
                 effects of acquisitions):
                 Receivables...........................................         3,844            (1,601)
                 Inventories...........................................        (1,298)            1,721
                 Prepaid and other current assets......................           320            (1,398)
                 Accounts payable......................................         5,666              (426)
                 Accrued expenses and other current liabilities........        (4,630)           (1,204)
                 Franchise deposits....................................           (55)              423
                 Other.................................................          (514)             (103)
                                                                          -------------     --------------
                 NET CASH PROVIDED BY OPERATING ACTIVITIES.............        38,535            24,107
                                                                          -------------     --------------
         CASH FLOWS FROM INVESTING ACTIVITIES:
              Purchases of short-term investments......................       (10,375)          (23,762)
              Maturities and sales of short-term investments...........        42,774            17,931
              Purchases of property and equipment......................       (43,750)          (28,775)
              Acquisition of restaurants...............................       (33,650)              --
              Acquisition of minority interest in joint venture........        (1,275)              --
              Proceeds from sale of restaurants and equipment..........           979               786
                                                                          -------------     --------------
                 NET CASH USED BY INVESTING ACTIVITIES.................       (45,297)          (33,820)
                                                                          -------------     --------------
         CASH FLOWS FROM FINANCING ACTIVITIES:
              Dividends paid...........................................        (2,191)           (1,861)
              Issuance of common stock upon exercise of stock options..         1,462             3,378
              Income tax benefit upon exercise of stock options........           304             1,025
              Shares sold under employee stock purchase plan...........            93               --
              Payments on long-term debt...............................          (674)             (646)
              Payments under noncompetition and consulting agreement...          (220)             (220)
              Minority interest in net earnings of joint venture.......            69               119
                                                                          -------------     --------------
                 NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES......        (1,157)            1,795
                                                                          -------------     --------------
         NET DECREASE IN CASH AND CASH EQUIVALENTS.....................        (7,919)           (7,918)
         CASH AND CASH EQUIVALENTS, beginning of period................        17,346            30,188
                                                                          -------------     --------------
         CASH AND CASH EQUIVALENTS, end of period......................     $   9,427         $  22,270
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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                   (Unaudited)
                             (dollars in thousands)

                                                                                  26 Weeks Ended
                                                                          -------------------------------
                                                                            June 29,           June 30,
                                                                              1997               1996
                                                                          -------------     -------------
SUPPLEMENTAL DISCLOSURES OF CASH
     FLOW INFORMATION:
     Cash paid during the 26 week period for:
       Income taxes....................................................     $  13,745         $  11,356
                                                                          =============     ==============
       Interest........................................................     $   1,771         $     998
                                                                          =============     ==============



SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Capitalized leases of $4,055,000 were recorded in April 1997 when the Company acquired the operations and assets of 11 franchise restaurants. In connection with this acquisition, the Company issued $2,500,000 of promissory notes.


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

On April 14, 1997, the Company acquired the operations of 11 franchise Applebee's restaurants located in the St. Louis metropolitan area and the related furniture and fixtures, certain land and leasehold improvements and rights to future development of restaurants for a total purchase price of $36,150,000. The purchase price was paid in a combination of $33,650,000 in cash and $2,500,000 of promissory notes, of which $1,500,000 is payable in January 1998 and $1,000,000 is payable in December 1998. One of the principals of the franchisee was related to a former director of the Company. The acquisition was accounted for as a purchase, and accordingly, the purchase price has been allocated to the fair value of net assets acquired and resulted in an allocation to goodwill of approximately $27,000,000 which is being amortized on a straight-line basis over 20 years. The results of operations of such restaurants have been reflected in the consolidated financial statements subsequent to the date of acquisition. Results of operations of such restaurants prior to acquisition were not material in relation to the Company's operating results for the periods shown.

3.    Commitments and Contingencies

Litigation, claims and disputes: As of June 29, 1997, the Company was using assets owned by a former franchisee in the operation of one restaurant under a purchase rights agreement which required the Company to make certain payments to the franchisee's lender. In 1991, a dispute arose between the lender and the Company over the amount of the payments due the lender. Based upon a then current independent appraisal, the Company offered to settle the dispute and purchase the assets for $1,000,000 in 1991. In November 1992, the lender was declared insolvent by the FDIC and has since been liquidated. The Company closed one of the three restaurants in 1994 and one of the two remaining restaurants in February 1996. In the fourth quarter of 1996, the Company received information indicating that the franchisee's indebtedness to the FDIC had been acquired by a third party. In June 1997, the third party filed a lawsuit against the Company seeking approximately $3,800,000. The Company believes it has meritorious defenses and will vigorously defend this lawsuit. In the event that the Company were to pay an amount determined to be in excess of the fair market value of the assets, the Company will recognize a loss at the time of such payment.

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

Franchise financing: The Company entered into an agreement in 1992 with a financing source to provide up to $75,000,000 of financing to Company franchisees to fund development of new franchise restaurants. The Company provided a limited guaranty of loans made under the agreement. The Company's maximum recourse obligation of 10% of the amount funded is reduced beginning in the second year of each long-term loan and thereafter decreases ratably to zero after the seventh year of each loan. At June 29, 1997, approximately $48,000,000 had been funded through this financing source, of which approximately $20,000,000 was outstanding. This agreement expired on December 31, 1994 and was not renewed, although some loan commitments as of the termination date were thereafter funded through December 31, 1995.

Severance agreements: The Company has severance and employment agreements with certain officers providing for severance payments to be made in the event the employee resigns or is terminated related to a change in control (as defined in the agreements). If the severance payments had been due as of June 29, 1997, the Company would have been required to make payments aggregating approximately $5,400,000. In addition, the Company has severance and employment agreements with certain officers which contain severance provisions not related to a change in control, and such provisions would have required aggregate payments of approximately $4,000,000 if such officers had been terminated as of June 29, 1997.

4.    New Accounting Pronouncement

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share." SFAS 128 establishes Standards for computing and presenting earnings per share and applies to entities with publicly held common stock. This statement is effective for fiscal periods ending after December 15, 1997, and early adoption is not permitted. The Company will adopt the provisions of SFAS 128 for its fiscal year ending December 28, 1997. In addition to the Company's current presentation of net earnings per share, this statement will require the Company to present diluted net earnings per share, which includes the dilutive effect of stock options. However, the Company does not believe the additional disclosure of diluted net earnings per share will materially impact the financial statements.

5.    Employee Benefit Plans

During 1996, the Company established an employee stock purchase plan in accordance with Section 423 of the Internal Revenue Code. This plan was approved at the 1997 Annual Meeting of Stockholders. The plan allows employees to purchase shares of the Company's common stock at a 10% discount through payroll deductions. The number of common shares authorized pursuant to the plan is 200,000.

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

The Company operates on a 52 or 53 week fiscal year ending on the last Sunday in December. The Company's fiscal quarters ended June 29, 1997 and June 30, 1996 each contained 13 weeks, and are referred to hereafter as the "1997 quarter" and the "1996 quarter," respectively. The 26 week periods ended June 29, 1997 and June 30, 1996 are referred to hereafter as the "1997 year-to-date period" and the "1996 year-to-date period," respectively.

On April 14, 1997, the Company acquired the operations and assets of 11 franchise restaurants in the St. Louis metropolitan area, referred to herein as the "St. Louis Acquisition." The St. Louis Acquisition was accounted for as a purchase, and accordingly, the results of operations of such restaurants have been reflected in the consolidated financial statements subsequent to the date of acquisition.

Results of Operations

The following table sets forth, for the periods indicated, information derived from the Company's consolidated statements of earnings expressed as a percentage of total operating revenues, except where otherwise noted.
Percentages may not add due to rounding.

                                                                      13 Weeks Ended              26 Weeks Ended
                                                                --------------------------- --------------------------
                                                                 June 29,       June 30,      June 29,     June 30,
                                                                   1997           1996          1997         1996
                                                                ------------   ------------ ------------- ------------
Revenues:
     Company restaurant sales................................       87.8%          87.1%         87.3%        87.0%
     Franchise income........................................       12.2           12.9          12.7         13.0
                                                                ------------   ------------ ------------- ------------
        Total operating revenues.............................      100.0%         100.0%        100.0%       100.0%
                                                                ============   ============ ============= ============
Cost of sales (as a percentage of Company restaurant sales):
     Food and beverage.......................................       27.6%          28.0%         27.5%        28.1%
     Labor...................................................       31.4           31.1          31.6         31.7
     Direct and occupancy....................................       24.8           25.1          25.2         24.9
     Pre-opening expense.....................................        0.8            1.0           0.7          0.7
                                                                ------------   ------------ ------------- ------------
        Total cost of sales..................................       84.5%          85.2%         85.0%        85.5%
                                                                ============   ============ ============= ============

General and administrative expenses..........................       10.0%          10.6%         10.3%        10.8%
Amortization of intangible assets............................        0.7            0.5           0.6          0.6
Loss on disposition of restaurants and equipment.............        0.2            0.4           0.2          0.3
                                                                ------------   ------------ ------------- ------------
Operating earnings...........................................       14.9           14.2          14.6         14.0
                                                                ------------   ------------ ------------- ------------
Other income (expense):
     Investment income.......................................        0.3            0.6           0.6          0.7
     Interest expense........................................       (0.4)          (0.4)         (0.3)        (0.4)
     Other income............................................        0.1            0.2           0.1          0.1
                                                                ------------   ------------ ------------- ------------
        Total other income...................................        0.0            0.4           0.3          0.4
                                                                ------------   ------------ ------------- ------------
Earnings before income taxes.................................       14.9           14.6          14.9         14.4
Income taxes.................................................        5.6            5.4           5.6          5.4
                                                                ------------   ------------ ------------- ------------
Net earnings.................................................        9.4%           9.2%          9.4%         9.0%
                                                                ============   ============ ============= ============

The following table sets forth certain unaudited financial information and other restaurant data relating to Company and franchise restaurants, as reported to the Company by franchisees.

                                                                      13 Weeks Ended              26 Weeks Ended
                                                                --------------------------- --------------------------
                                                                 June 29,       June 30,      June 29,     June 30,
                                                                   1997           1996          1997         1996
                                                                ------------   ------------ ------------- ------------
Number of restaurant openings:
     Applebee's:
         Company.......................................                 6               8             8           11
         Franchise.....................................                23              34            47           67
                                                                ------------   ------------ ------------- ------------
         Total Applebee's..............................                29              42            55           78
                                                                ------------   ------------ ------------- ------------
     Rio Bravo Cantinas:
         Company.......................................                 3               1             6            1
         Franchise.....................................                 4               1             9            1
                                                                ------------   ------------ ------------- ------------
         Total Rio Bravo Cantinas......................                 7               2            15            2
                                                                ------------   ------------ ------------- ------------
Restaurants open (end of period):
     Applebee's:
         Company (1)...................................               166             138           166          138
         Franchise.....................................               706             602           706          602
                                                                ------------   ------------ ------------- ------------
         Total Applebee's..............................               872             740           872          740
     Rio Bravo Cantinas:
         Company.......................................                27              17            27           17
         Franchise.....................................                18               1            18            1
                                                                ------------   ------------ ------------- ------------
         Total Rio Bravo Cantinas......................                45              18            45           18
     Specialty restaurants.............................                 4               4             4            4
                                                                ------------   ------------ ------------- ------------
     Total.............................................               921             762           921          762
                                                                ============   ============ ============= ============
Weighted average weekly sales per restaurant:
     Applebee's:
         Company (1)...................................            $  42,706      $  41,591     $  41,831    $  40,586
         Franchise.....................................            $  40,984      $  41,226     $  40,747    $  40,637
         Total Applebee's..............................            $  41,306      $  41,294     $  40,946    $  40,627
     Rio Bravo Cantinas:
         Company (2)...................................            $  67,802      $  74,571     $  65,509    $  70,214
Change in comparable restaurant sales:(3)
     Applebee's:
         Company(1)....................................               (0.3)%          3.4 %         0.8 %        1.6 %
         Franchise.....................................                1.2 %         (1.3)%         1.9 %       (1.4)%
         Total Applebee's..............................                0.9 %         (0.4)%         1.7 %       (0.8)%
     Rio Bravo Cantinas (Company)......................               (1.8)%          4.1 %         0.0 %        3.4 %
Total system sales (in thousands):
     Applebee's........................................            $ 459,986      $ 385,772     $ 899,081     $741,079

--------
(1) Includes one Texas restaurant operated by the Company under a management agreement since July 1990.
(2)  Excludes one restaurant which is open for dinner only.
(3) When computing comparable restaurant sales, restaurants open for at least 18 months are compared from period to period.

Company Restaurant Sales. Company restaurant sales for the 1997 and 1996 quarters and the 1997 and 1996 year-to-date periods were as follows (in thousands):

                                                    13 Weeks Ended
                                          -----------------------------------
                                           June 29,     June 30,   Increase
                                             1997         1996    (Decrease)
                                          ----------  ----------- -----------
Applebee's........................        $  89,127    $  71,766   $ 17,361
Rio Bravo Cantinas................           21,977       15,592      6,385
Specialty restaurants.............            3,671        3,758        (87)
                                          ----------  ----------- ------------
Total.............................        $ 114,775    $  91,116   $ 23,659
                                          ==========  =========== ============

                                                    26 Weeks Ended
                                          -----------------------------------
                                           June 29,    June 30,
                                             1997        1996     Increase
                                          ----------  ----------- -----------
Applebee's........................        $ 168,327    $ 137,630   $ 30,697
Rio Bravo Cantinas................           40,060       28,988     11,072
Specialty restaurants.............            7,231        7,138         93
                                          ----------  ----------- -----------
Total........................             $ 215,618    $ 173,756   $ 41,862
                                          ==========  =========== ===========


Total Company restaurant sales increased 26% and 24% in the 1997 quarter and the 1997 year-to-date period, respectively. Sales increased 24% and 22% for Applebee's restaurants in the 1997 quarter and the 1997 year-to-date period, respectively, due primarily to Company restaurant openings and sales from the 11 St. Louis restaurants acquired in April 1997. Sales increased 41% and 38% for Rio Bravo Cantina restaurants in the 1997 quarter and the 1997 year-to-date period, respectively, due primarily to Company restaurant openings.

Comparable restaurant sales at Company Applebee's restaurants decreased by 0.3% in the 1997 quarter as compared to the 1996 quarter, during which a 3.4% increase in comparable restaurant sales resulted, in part, from an increase in advertising spending during the Company's 1996 "Pasta Americana" campaign. Comparable restaurant sales at Company Applebee's restaurants increased by 0.8% in the 1997 year-to-date period due partially to lower sales in early 1996, which were negatively impacted by extremely harsh winter weather. Weighted average weekly sales at Company Applebee's restaurants increased 2.7% from $41,591 in the 1996 quarter to $42,706 in the 1997 quarter and increased 3.1% from $40,586 in the 1996 year-to-date period to $41,831 in the 1997 year-to-date period. Comparable restaurant sales and weighted average weekly sales at Company Applebee's restaurants in both the 1997 quarter and the 1997 year-to-date period were positively affected by a menu price increase that was implemented during the fourth quarter of 1996 for certain menu items. In addition, weighted average weekly sales in the 1997 quarter and the 1997 year-to-date period increased as a result of the sale of six lower than average volume restaurants in southern California in October 1996 and the purchase of 11 higher than average volume restaurants in St. Louis in April 1997. Excluding these restaurants, weighted average weekly sales decreased 0.3% in the 1997 quarter and increased 0.9% in the 1997 year-to-date period.

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

Comparable restaurant sales for Company Rio Bravo Cantina restaurants decreased by 1.8% in the 1997 quarter and were flat in the 1997 year-to-date period due primarily to increased competition in the Atlanta market. In addition, sales in the Atlanta market were negatively impacted in the latter part of the second quarter by unseasonably wet and cold weather. Weighted average weekly sales (excluding one restaurant that is open for dinner only) decreased from $74,571 in the 1996 quarter to $67,802 in the 1997 quarter and from $70,214 in the 1996 year-to-date period to $65,509 in the 1997 year-to-date period. Weighted average weekly sales in the 1997 quarter and the 1997 year-to-date period were impacted by the ten new Company restaurants which have opened since the end of the 1996 quarter; seven of these restaurants were in new markets. When entering new markets where the Company has not yet established a market presence, sales levels are expected to be lower than in the Georgia and Florida markets where the Company has a concentration of restaurants and high customer awareness.

Franchise Income. Overall franchise income increased $2,448,000 (18%) from $13,469,000 in the 1996 quarter to $15,917,000 in the 1997 quarter and increased $5,456,000 (21%) from $25,870,000 in the 1996 year-to-date period to $31,326,000 in the 1997 year-to-date period. Such increases were due primarily to the increased number of franchise Applebee's and Rio Bravo Cantina restaurants operating during the 1997 quarter and 1997 year-to-date period as compared to the 1996 quarter and 1996 year-to-date period. In addition, comparable sales increased by 1.2% while weighted average weekly sales decreased 0.6% for franchise Applebee's restaurants in the 1997 quarter. Comparable sales and weighted average weekly sales for franchise Applebee's restaurants increased by 1.9% and 0.3%, respectively, in the 1997 year-to-date period.

Cost of Company Restaurant Sales. Food and beverage costs decreased from 28.0% and 28.1% in the 1996 quarter and the 1996 year-to-date period, respectively, to 27.6% and 27.5% in the 1997 quarter and the 1997 year-to-date period, respectively, due primarily to operational improvements, purchasing efficiencies resulting from the Company's rapid growth, and the menu price increase implemented in the fourth quarter of 1996. Beverage sales, as a percentage of Company restaurant sales, declined from 18.6% and 18.7% in the 1996 quarter and the 1996 year-to-date period, respectively, to 18.1% in both the 1997 quarter and the 1997 year-to-date period, which had a negative impact on overall food and beverage costs. Management believes that the reduction in beverage sales is due in part to the continuation of the overall trend toward increased awareness of responsible alcohol consumption.

Labor costs increased from 31.1% in the 1996 quarter to 31.4% in the 1997 quarter and decreased from 31.7% in the 1996 year-to-date period to 31.6% in the 1997 year-to-date period. The increase in the 1997 quarter was due primarily to an increase in group medical insurance costs. The decrease in the 1997 year-to-date period was due primarily to higher hourly labor and management costs in early 1996 that resulted from lower sales during periods of extremely harsh winter weather. This decrease was partially offset by the increase in the 1997 quarter in group medical insurance costs. An increase in the Federal minimum wage went into effect on October 1, 1996 and a second increase will become effective September 1, 1997. Increases in the minimum wage as well as the highly competitive nature of the restaurant industry continue to exert pressure on both hourly labor and management costs. The Company evaluates its compensation programs on an ongoing basis in order to attract and retain quality employees.

Direct and occupancy costs decreased from 25.1% in the 1996 quarter to 24.8% in the 1997 quarter and increased from 24.9% in the 1996 year-to-date period to 25.2% in the 1997 year-to-date period. The decrease in the 1997 quarter was due primarily to lower advertising expense in comparison to the 1996 quarter when the Company increased its advertising spending for Applebee's restaurants during its "Pasta Americana" campaign. The increase in the 1997 year-to-date period was due primarily to higher levels of planned advertising expenditures and an increase in depreciation expense. The Company expects direct and occupancy costs, as a percentage of sales, to be temporarily impacted during the remainder of the 1997 fiscal year as a result of the one-time implementation costs of its menu and food enhancement initiative.

General and Administrative Expenses. General and administrative expenses decreased from 10.6% and 10.8% in the 1996 quarter and 1996 year-to-date period, respectively, to 10.0% and 10.3% in the 1997 quarter and 1997 year-to-date period, respectively, due primarily to the absorption of general and administrative expenses over a larger revenue base as well as the additional leverage resulting from the St. Louis Acquisition. General and administrative expenses increased by $2,000,000 and $4,061,000 during the 1997 quarter and 1997 year-to-date period, respectively, compared to the 1996 quarter and 1996 year-to-date period, respectively, due primarily to the costs of additional personnel associated with the Company's development efforts and system-wide expansion, including costs related to the franchising and expansion of the Rio Bravo Cantina concept.

Income Taxes. The effective income tax rate, as a percentage of earnings before income taxes, was 37.4% in both the 1997 quarter and 1997 year-to-date period, compared to 37.1% and 37.5% in the 1996 quarter and the 1996 year-to-date period, respectively. In the 1996 year-to-date period, the Company lowered its effective income tax rate, as a percentage of earnings before income taxes, from 38.0% to 37.5% due primarily to a reduction in state income taxes, which resulted in an effective income tax rate of 37.1% in the 1996 quarter.

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

Capital expenditures were $65,672,000 in fiscal year 1996 and $81,175,000 in the 1997 year-to-date period (which includes $36,150,000 related to the St. Louis Acquisition and $1,275,000 related to the purchase of the remaining 50% interest in a joint venture arrangement with the Company's franchisee in Nevada). The Company currently expects to open approximately 32 Applebee's restaurants and ten Rio Bravo Cantina restaurants in 1997. Capital expenditures in fiscal 1997 are expected to be between $120,000,000 and $125,000,000 primarily for the development of new restaurants, acquisitions of restaurants, refurbishments of and capital replacements for existing restaurants, and enhancements to information systems for the Company's restaurants and corporate office. The amount of actual capital expenditures will be dependent upon, among other things, the proportion of leased versus owned properties as the Company expects to continue to purchase a portion of its sites. In addition, if the Company opens more restaurants than it currently anticipates or acquires additional restaurants, its capital requirements will increase accordingly.

The Company has certain debt agreements containing various covenants and restrictions which, among other things, require the maintenance of a stipulated fixed charge coverage ratio and minimum consolidated net worth, as defined, and also limit additional indebtedness in excess of specified amounts. The debt agreements also restrict the amount of retained earnings available for the payment of cash dividends. At June 29, 1997, retained earnings were not restricted for the payment of cash dividends. The Company is currently in compliance with the covenants of all of its debt agreements.

The Company believes that its liquid assets and cash generated from operations, combined with borrowings available under its $20,000,000 revolving credit facility, will provide sufficient funds for its capital requirements for the foreseeable future. As of June 29, 1997, the Company held liquid assets totaling $16,864,000, consisting of cash and cash equivalents $9,427,000 and short-term investments $7,437,000. No amounts were outstanding under the revolving credit facility; however, standby letters of credit issued under the facility totaling $2,146,000 were outstanding as of June 29, 1997.

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

New Accounting Pronouncement

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share." SFAS 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock. This statement is effective for fiscal periods ending after December 15, 1997 and early adoption is not permitted. The Company will adopt the provisions of SFAS 128 for its fiscal year ending December 28, 1997. In addition to the Company's current presentation of net earnings per share, this statement will require the Company to present diluted net earnings per share, which includes the dilutive effect of stock options. However, the Company does not believe the additional disclosure of diluted net earnings per share will materially impact the financial statements.

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

As of June 29, 1997, the Company was using assets owned by a former franchisee in the operation of one restaurant under a purchase rights agreement which required the Company to make certain payments to the franchisee's lender. In 1991, a dispute arose between the lender and the Company over the amount of the payments due the lender. Based upon a then current independent appraisal, the Company offered to settle the dispute and purchase the assets for $1,000,000 in 1991. In November 1992, the lender was declared insolvent by the FDIC and has since been liquidated. The Company closed one of the three restaurants in 1994 and one of the two remaining restaurants in February 1996. In the fourth quarter of 1996, the Company received information indicating that the franchisee's indebtedness to the FDIC had been acquired by a third party. In June 1997, the third party filed a lawsuit against the Company seeking approximately $3,800,000. The Company believes it has meritorious defenses and will vigorously defend this lawsuit. In the event that the Company were to pay an amount determined to be in excess of the fair market value of the assets, the Company will recognize a loss at the time of such payment.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

The Company's Annual Meeting of Stockholders was held on May 14, 1997. The following matters were submitted to a vote of the Stockholders:

     Proposal I.    It  was  proposed  that  Abe  J.  Gustin,  Jr.,  D.  Patrick
                    Curran and Robert A. Martin be elected as directors to serve a three-year term expiring in 2000.

     Proposal II.   It  was  proposed  that the  Company's 1995 Equity Incentive
                    Plan be amended to  increase  the number of shares of Common
                    Stock available for Awards thereunder by 300,000 shares.

     Proposal III.  It was  proposed  that the  Company  adopt an Employee Stock
                    Purchase Plan.

     Proposal IV.   Ratification  of   Deloitte  &  Touche LLP   as  independent
                    auditors for the Company for the 1997 fiscal year.


The results of the voting on the foregoing matters were as follows:

                   Affirmative                                       Broker Non-
   Proposal           Votes         Negative Votes    Abstentions       Votes
---------------  ---------------  ------------------ --------------  -----------
I (Gustin)          28,947,404           350,094            --            --
I (Curran)          28,947,404           350,094            --            --
I (Martin)          28,947,404           350,094            --            --
II                  23,128,863         6,022,232          64,047        82,356
III                 28,627,175           531,362          56,606        82,355
IV                  29,255,320            14,953          27,225          --


Since each Proposal required the affirmative votes of 14,648,750 shares to be adopted, each Proposal was affirmatively adopted by the Stockholders.


Item 6.   Exhibits and Reports on Form 8-K

          (a) The Exhibits listed on the accompanying Exhibit Index are filed as part of this report.

          (b) The Company did not file any reports on Form 8-K during the quarter ended June 29, 1997.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    APPLEBEE'S INTERNATIONAL, INC.
                                    (Registrant)


Date:    July 30, 1997                By:   /s/ Abe J. Gustin, Jr.
         -----------------------         --------------------------
                                         Abe J. Gustin, Jr.
                                         Chairman and Co-Chief Executive Officer

Date:    July 30, 1997                 By:  /s/ Lloyd L. Hill
         -----------------------         ---------------------
                                         Lloyd L. Hill
                                         Co-Chief Executive Officer, President
                                         and Chief Operating Officer

Date:    July 30, 1997                 By:  /s/ George D. Shadid
         -----------------------         ------------------------
                                         George D. Shadid
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (principal financial officer)

Date:    July 30, 1997                 By:  /s/ Mark A. Peterson
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