Form 10-Q
period 1997-09-28
APPLEBEES INTERNATIONAL INC
filed 1997-10-29
CIK 853665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 1997


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

The number of shares of the registrant's common stock outstanding as of October 24, 1997 was 31,475,956.

                         APPLEBEE'S INTERNATIONAL, INC.
                                   FORM 10-Q
                      FISCAL QUARTER ENDED September 28, 1997
                                     INDEX


                                                                            Page

PART I        FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements:

              Consolidated Balance Sheets as of September 28, 1997
                and December 29, 1996.......................................   3

              Consolidated Statements of Earnings for the 13 Weeks and
                26 Weeks Ended September 28, 1997 and September 29, 1997....   4

              Consolidated Statement of Stockholders' Equity for the
                26 Weeks Ended September 28, 1997...........................   5

              Consolidated Statements of Cash Flows for the 26 Weeks
                Ended September 28, 1997 and September 29, 1997.............   6

              Notes to Consolidated Financial Statements....................   8

Item 2.       Management's Discussion and Analysis of
                Financial Condition and Results of Operations...............  11



PART II       OTHER INFORMATION

Item 1.       Legal Proceedings.............................................  19

Item 6.       Exhibits and Reports on Form 8-K..............................  19


Signatures .................................................................  20

Exhibit Index...............................................................  21

                APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                (dollars in thousands, except per share amounts)


                                                                                      September 28,     December 29,
                                                                                         1997               1996
                                                                                     -------------     --------------
                                     ASSETS
Current assets:
     Cash and cash equivalents....................................................     $    6,189        $   17,346
     Short-term investments, at market value (amortized cost of $5,420 in 1997
        and $39,763 in 1996)......................................................          5,575            40,064
     Receivables (less allowance for bad debts of $277 in 1997 and $270 in 1996)..         15,180            19,245
     Inventories..................................................................          5,665             4,557
     Prepaid and other current assets.............................................          2,982             2,780
                                                                                      -------------     --------------
        Total current assets......................................................         35,591            83,992
Property and equipment, net.......................................................        259,320           196,950
Goodwill, net.....................................................................         48,532            22,607
Franchise interest and rights, net................................................          4,810             5,236
Deferred income taxes.............................................................            989             1,366
Other assets......................................................................          4,370             3,960
                                                                                      -------------     --------------
                                                                                       $  353,612        $  314,111
                                                                                      =============     ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt............................................     $    5,361        $      968
     Current portion of obligations under noncompetition and consulting agreement.            220               220
     Accounts payable.............................................................         16,555            11,949
     Accrued expenses and other current liabilities...............................         22,334            25,597
     Accrued dividends............................................................             --             2,191
     Accrued income taxes.........................................................            892               918
                                                                                      -------------     --------------
        Total current liabilities.................................................         45,362            41,843
                                                                                      -------------     --------------
Non-current liabilities:
     Long-term debt - less current portion........................................         23,660            24,435
     Franchise deposits...........................................................          1,637             1,793
     Obligations under noncompetition and consulting agreement - less current
       portion                                                                                 --               220
                                                                                      -------------     --------------
        Total non-current liabilities.............................................         25,297            26,448
                                                                                      -------------     --------------
        Total liabilities.........................................................         70,659            68,291
Minority interest in joint venture................................................             --             1,056
Commitments and contingencies (Note 3)
Stockholders' equity:
     Preferred stock - par value $0.01 per share:  authorized - 1,000,000 shares;
        no shares issued..........................................................             --                --
     Common stock - par value $0.01 per share:  authorized - 125,000,000 shares;
        issued - 31,737,585 shares in 1997 and 31,580,955 shares in 1996..........            317               316
     Additional paid-in capital...................................................        155,919           153,028
     Retained earnings............................................................        127,436            92,081
     Unrealized gain on short-term investments, net of income taxes...............             97               188
                                                                                      -------------     --------------
                                                                                          283,769           245,613
     Treasury stock - 270,558 shares in 1997 and 281,772 shares in 1996, at cost..           (816)             (849)
                                                                                      -------------     --------------
        Total stockholders' equity................................................        282,953           244,764
                                                                                      -------------     --------------
                                                                                       $  353,612        $  314,111
                                                                                      =============     ==============

                See notes to consolidated financial statements.

                APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)
                    (in thousands, except per share amounts)

                                                               13 Weeks Ended                       39 Weeks Ended
                                                      ---------------------------------    ---------------------------------
                                                       September 28,     September 29,      September 28,     September 29,
                                                           1997              1996               1997              1996
                                                      ---------------   ---------------    ---------------   ---------------
Revenues:
     Company restaurant sales....................       $   117,607          $ 92,969        $   333,225       $   266,725
     Franchise income............................            16,260            14,105             47,586            39,975
                                                      ---------------   ---------------    ---------------   ---------------
        Total operating revenues.................           133,867           107,074            380,811           306,700
                                                      ---------------   ---------------    ---------------   ---------------
Cost of Company restaurant sales:
     Food and beverage...........................            32,228            26,172             91,610            75,072
     Labor.......................................            37,914            29,027            106,040            84,178
     Direct and occupancy........................            28,884            22,049             83,325            65,377
     Pre-opening expense.........................               864               865              2,276             2,039
                                                      ---------------   ---------------    ---------------   ---------------
        Total cost of Company restaurant sales...            99,890            78,113            283,251           226,666
                                                      ---------------   ---------------    ---------------   ---------------
General and administrative expenses..............            13,060            11,152             38,615            32,646
Amortization of intangible assets................               913               570              2,338             1,728
Loss on disposition of restaurants and equipment.               262               183                746               722
                                                      ---------------   ---------------    ---------------   ---------------
Operating earnings...............................            19,742            17,056             55,861            44,938
                                                      ---------------   ---------------    ---------------   ---------------
Other income (expense):
     Investment income...........................               180               694              1,559             2,092
     Interest expense............................              (407)             (363)            (1,239)           (1,243)
     Other income................................                58               205                296               510
                                                      ---------------   ---------------    ---------------   ---------------
        Total other income (expense).............              (169)              536                616             1,359
                                                      ---------------   ---------------    ---------------   ---------------
Earnings before income taxes.....................            19,573            17,592             56,477            46,297
Income taxes.....................................             7,320             6,598             21,122            17,363
                                                      ---------------   ---------------    ---------------   ---------------
Net earnings.....................................       $    12,253       $    10,994        $    35,355       $    28,934
                                                      ===============   ===============    ===============   ===============

Net earnings per common share....................       $      0.39       $      0.35        $      1.13       $      0.93
                                                      ===============   ===============    ===============   ===============

Weighted average shares outstanding..............            31,444            31,277             31,375            31,152

                See notes to consolidated financial statements.

                APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)
                             (dollars in thousands)

                                                                                       Unrealized
                                                                                       Gain (Loss)
                                         Common Stock         Additional                   on                     Total
                                   -------------------------   Paid-In     Retained    Short-Term   Treasury   Stockholders'
                                       Shares       Amount     Capital     Earnings    Investments    Stock       Equity
                                   -------------- ---------- ----------- ------------ ------------ ---------- --------------

Balance, December 29, 1996........   31,580,955    $  316     $153,028     $ 92,081     $  188      $ (849)     $244,764

   Stock options exercised........      156,630         1        2,121           --         --          --         2,122
   Shares sold under employee stock
     purchase plan................          --         --          222           --         --          33           255
   Income tax benefit upon exercise
     of stock options.............          --         --          548           --         --          --           548
   Change in unrealized gain on
     short-term investments,
     net of income taxes..........          --         --            --          --        (91)         --           (91)
   Net earnings...................          --         --            --      35,355         --          --        35,355
                                   -------------- ---------- ----------- ------------ ------------ ---------- --------------
 Balance, September 28, 1997......   31,737,585    $  317     $155,919     $127,436     $   97      $ (816)     $282,953
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

                APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (dollars in thousands)

                                                                                    39 Weeks Ended
                                                                          -----------------------------------
                                                                           September 28,       September 29,
                                                                               1997                 1996
                                                                          ---------------     ---------------
         CASH FLOWS FROM OPERATING ACTIVITIES:
              Net earnings.............................................     $    35,355         $    28,934
              Adjustments to reconcile net earnings to net
                 cash provided by operating activities:
                 Depreciation and amortization.........................          14,936              11,422
                 Amortization of intangible assets.....................           2,338               1,728
                 Loss on sale of investments...........................              52                  34
                 Deferred income tax provision.........................             240                  27
                 Loss on disposition of restaurants and equipment......             746                 722
              Changes in assets and liabilities (exclusive
                  of effects of acquisitions):
                 Receivables...........................................           3,661              (2,789)
                 Inventories...........................................            (943)              4,736
                 Prepaid and other current assets......................             (11)             (1,341)
                 Accounts payable......................................           4,606               4,493
                 Accrued expenses and other current liabilities........          (3,513)                861
                 Accrued income taxes..................................             (26)             (1,542)
                 Franchise deposits....................................            (156)                604
                 Other.................................................            (925)               (551)
                                                                          ---------------     ---------------
                 NET CASH PROVIDED BY OPERATING ACTIVITIES.............          56,360              47,338
                                                                          ---------------     ---------------
         CASH FLOWS FROM INVESTING ACTIVITIES:
              Purchases of short-term investments......................         (13,609)            (49,487)
              Maturities and sales of short-term investments...........          47,883              25,849
              Purchases of property and equipment......................         (67,604)            (46,716)
              Acquisition of restaurants...............................         (33,650)                 --
              Acquisition of minority interest in joint venture........          (1,275)                 --
              Proceeds from sale of restaurants and equipment..........             979                 802
                                                                          ---------------     ---------------
                 NET CASH USED BY INVESTING ACTIVITIES.................         (67,276)            (69,552)
                                                                          ---------------     ---------------
         CASH FLOWS FROM FINANCING ACTIVITIES:
              Dividends paid...........................................          (2,191)             (1,861)
              Issuance of common stock upon exercise of stock options..           2,122               3,726
              Income tax benefit upon exercise of stock options........             548               1,220
              Shares sold under employee stock purchase plan...........             255                  --
              Payments on long-term debt...............................            (824)               (796)
              Payments under noncompetition and consulting agreement...            (220)               (220)
              Minority interest in net earnings of joint venture.......              69                 202
                                                                          ---------------     ---------------
                 NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES......            (241)              2,271
                                                                          ---------------     ---------------
         NET DECREASE IN CASH AND CASH EQUIVALENTS.....................         (11,157)            (19,943)
         CASH AND CASH EQUIVALENTS, beginning of period................          17,346              30,188
                                                                          ---------------     ---------------
         CASH AND CASH EQUIVALENTS, end of period......................     $     6,189         $    10,245
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

                APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                  (Unaudited)
                             (dollars in thousands)

                                                                                           39 Weeks Ended
                                                                                -------------------------------------
                                                                                 September 28,       September 29,
                                                                                     1997                 1996
                                                                                ----------------    -----------------
SUPPLEMENTAL DISCLOSURES OF CASH
     FLOW INFORMATION:
     Cash paid during the 39 week period for:
       Income taxes........................................................        $   20,175          $    17,649
                                                                                ================    =================
       Interest............................................................        $    1,803          $     1,031
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

3.    Commitments and Contingencies

Litigation, claims and disputes: As of September 28, 1997, the Company was using assets owned by a former franchisee in the operation of one restaurant under a purchase rights agreement which required the Company to make certain payments to the franchisee's lender. In 1991, a dispute arose between the lender and the Company over the amount of the payments due the lender. Based upon a then current independent appraisal, the Company offered to settle the dispute and purchase the assets for $1,000,000 in 1991. In November 1992, the lender was declared insolvent by the FDIC and has since been liquidated. The Company closed one of the three restaurants in 1994 and one of the two remaining restaurants in February 1996. In the fourth quarter of 1996, the Company received information indicating that the franchisee's indebtedness to the FDIC had been acquired by a third party. In June 1997, the third party filed a lawsuit against the Company seeking approximately $3,800,000. The Company believes it has meritorious defenses and will vigorously defend this lawsuit. In the event that the Company were to pay an amount determined to be in excess of the fair market value of the assets, the Company will recognize a loss at the time of such payment.

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

Franchise financing: The Company entered into an agreement in 1992 with a financing source to provide up to $75,000,000 of financing to Company franchisees to fund development of new franchise restaurants. The Company provided a limited guaranty of loans made under the agreement. The Company's maximum recourse obligation of 10% of the amount funded is reduced beginning in the second year of each long-term loan and thereafter decreases ratably to zero after the seventh year of each loan. At September 28, 1997, approximately $48,000,000 had been funded through this financing source, of which approximately $20,000,000 was outstanding. This agreement expired on December 31, 1994 and was not renewed, although some loan commitments as of the termination date were thereafter funded through December 31, 1995.

Severance agreements: The Company has severance and employment agreements with certain officers providing for severance payments to be made in the event the employee resigns or is terminated related to a change in control (as defined in the agreements). If the severance payments had been due as of September 28, 1997, the Company would have been required to make payments aggregating approximately $5,200,000. In addition, the Company has severance and employment agreements with certain officers which contain severance provisions not related to a change in control, and such provisions would have required aggregate payments of approximately $4,000,000 if such officers had been terminated as of September 28, 1997.

4.    New Accounting Pronouncements

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

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This statement is effective for fiscal periods beginning after December 15, 1997. The Company does not believe the reporting and display of comprehensive income will materially impact the financial statements.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. In the initial period of application, comparative information for earlier periods is to be restated. This statement need not be applied to interim financial statements in the initial period of its application, but comparative information for interim periods in the initial period of application is to be reported in financial statements for interim periods in the second year of application.

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

6.    Financing

During 1995, the Company obtained a $20,000,000 unsecured bank revolving credit facility which was to expire on December 31, 1997. In September 1997, the terms of the facility were amended to extend the expiration date to December 31, 1998.

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

The Company operates on a 52 or 53 week fiscal year ending on the last Sunday in December. The Company's fiscal quarters ended September 28, 1997 and September 29, 1996 each contained 13 weeks, and are referred to hereafter as the "1997 quarter" and the "1996 quarter," respectively. The 39 week periods ended September 28, 1997 and September 29, 1996 are referred to hereafter as the "1997 year-to-date period" and the "1996 year-to-date period," respectively.

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

                                                                  13 Weeks Ended                  39 Weeks Ended
                                                           ------------------------------- -------------------------------
                                                            September 28,   September 29,   September 28,   September 29,
                                                                1997           1996             1997            1996
                                                           --------------- --------------- --------------- ---------------
Revenues:
     Company restaurant sales...........................         87.9%          86.8%          87.5%           87.0%
     Franchise income...................................         12.1           13.2           12.5            13.0
                                                           --------------- --------------- --------------- ---------------
        Total operating revenues........................        100.0%         100.0%         100.0%          100.0%
                                                           =============== =============== =============== ===============
Cost of sales (as a percentage of Company restaurant sales):
     Food and beverage..................................         27.4%          28.2%          27.5%           28.1%
     Labor..............................................         32.2           31.2           31.8            31.6
     Direct and occupancy...............................         24.6           23.7           25.0            24.5
     Pre-opening expense................................          0.7            0.9            0.7             0.8
                                                           --------------- --------------- --------------- ---------------
        Total cost of sales.............................         84.9%          84.0%          85.0%           85.0%
                                                           =============== =============== =============== ===============

General and administrative expenses.....................          9.8%          10.4%          10.1%           10.6%
Amortization of intangible assets.......................          0.7            0.5            0.6             0.6
Loss on disposition of restaurants and equipment........          0.2            0.2            0.2             0.2
                                                           --------------- --------------- --------------- ---------------
Operating earnings......................................         14.7           15.9           14.7            14.7
                                                           --------------- --------------- --------------- ---------------
Other income (expense):
     Investment income..................................          0.1            0.6            0.4             0.7
     Interest expense...................................         (0.3)          (0.3)          (0.3)           (0.4)
     Other income.......................................          0.1            0.2            0.1             0.2
                                                           --------------- --------------- --------------- ---------------
        Total other income (expense)....................         (0.1)           0.5            0.2             0.5
                                                           --------------- --------------- --------------- ---------------
Earnings before income taxes............................         14.6           16.4           14.8            15.1
Income taxes............................................          5.5            6.2            5.5             5.7
                                                           --------------- --------------- --------------- ---------------
Net earnings............................................          9.2%          10.3%           9.3%            9.4%
                                                           =============== =============== =============== ===============

The following table sets forth certain unaudited financial information and other restaurant data relating to Company and franchise restaurants, as reported to the Company by franchisees.

                                                                  13 Weeks Ended                  39 Weeks Ended
                                                           ------------------------------- -------------------------------
                                                            September 28,   September 29,   September 28,   September 29,
                                                                1997           1996             1997            1996
                                                           --------------- --------------- --------------- ---------------
Number of restaurant openings:
     Applebee's:
         Company.......................................               7               7             15              18
         Franchise.....................................              30              35             77             102
                                                           --------------- --------------- --------------- ---------------
         Total Applebee's..............................              37              42             92             120
                                                           --------------- --------------- --------------- ---------------
     Rio Bravo Cantinas:
         Company.......................................               2               2              8               3
         Franchise.....................................               5               2             14               3
                                                           --------------- --------------- --------------- ---------------
         Total Rio Bravo Cantinas......................               7               4             22               6
                                                           --------------- --------------- --------------- ---------------
Restaurants open (end of period):
     Applebee's:
         Company(1)....................................             173            144           173             144
         Franchise.....................................             735            637           735             637
                                                           --------------- --------------- --------------- ---------------
         Total Applebee's..............................             908            781           908             781
                                                           --------------- --------------- --------------- ---------------
     Rio Bravo Cantinas:
         Company.......................................              29             19            29              19
         Franchise.....................................              23              3            23               3
                                                           --------------- --------------- --------------- ---------------
         Total Rio Bravo Cantinas......................              52             22            52              22
     Specialty restaurants.............................               4              4             4               4
                                                           --------------- --------------- --------------- ---------------
     Total.............................................             964            807           964             807
                                                           =============== =============== =============== ===============
Weighted average weekly sales per restaurant:
     Applebee's:
         Company (1)...................................    $     41,476    $     40,870    $     41,705    $      40,684
         Franchise.....................................    $     39,428    $     40,322    $     40,294    $      40,526
         Total Applebee's..............................    $     39,818    $     40,423    $     40,556    $      40,556
     Rio Bravo Cantinas:...............................
         Company(2)....................................    $     62,123    $     69,511    $     64,241    $      69,968
         Franchise(3) .................................    $     51,269    $         --    $     52,685    $          --
         Total Rio Bravo Cantinas(3)...................    $     57,494    $         --    $     59,744    $          --
Change in comparable restaurant sales:(4)
     Applebee's:
         Company (1)...................................          (0.8)%           0.8 %           0.2 %            1.3 %
         Franchise.....................................          (0.6)%          (1.3)%           1.0 %           (1.3)%
         Total Applebee's..............................          (0.7)%          (0.9)%           0.9 %           (0.8)%
     Rio Bravo Cantinas (Company)......................          (3.0)%           5.8 %          (1.0)%            4.2 %
Total system sales (in thousands):
     Applebee's........................................    $    460,734    $    398,695    $  1,359,815    $   1,139,774
     Rio Bravo Cantinas................................    $     36,127    $     16,696    $     94,473    $      46,339


--------
(1) Includes one Texas restaurant operated by the Company under a management agreement since July 1990.
(2)  Excludes one restaurant which is open for dinner only.
(3) Weighted average weekly sales for franchise Rio Bravo Cantinas for the 1996 quarter and year-to-date period are not meaningful as only three restaurants were open, of which two had been open for less than three weeks.
(4) When computing comparable restaurant sales, restaurants open for at least 18 months are compared from period to period.

Company Restaurant Sales. Company restaurant sales for the 1997 and 1996 quarters and the 1997 and 1996 year-to-date periods were as follows (in thousands):

                                                     13 Weeks Ended
                                          ---------------------------------------
                                          September 28,  September 29,  Increase
                                             1997            1996      (Decrease)
                                          -------------  ------------- ----------
Applebee's........................         $  91,413      $  73,760     $ 17,653
Rio Bravo Cantinas................            22,591         15,396        7,195
Specialty restaurants.............             3,603          3,813         (210)
                                          -------------  ------------- ----------
Total.............................         $ 117,607      $  92,969     $ 24,638
                                          =============  ============= ==========

                                                     39 Weeks Ended
                                          ---------------------------------------
                                          September 28,  September 29,  Increase
                                             1997            1996      (Decrease)
                                          -------------  ------------- ----------
Applebee's........................         $ 259,740      $ 211,390     $ 48,350
Rio Bravo Cantinas................            62,651         44,384       18,267
Specialty restaurants.............            10,834         10,951         (117)
                                          -------------  ------------- ----------
Total........................              $ 333,225      $ 266,725     $ 66,500
                                          =============  ============= ==========

Total Company restaurant sales increased 27% and 25% in the 1997 quarter and the 1997 year-to-date period, respectively. Sales increased 24% and 23% for Applebee's restaurants in the 1997 quarter and the 1997 year-to-date period, respectively, due primarily to Company restaurant openings and sales from the 11 St. Louis restaurants acquired in April 1997. Sales increased 47% and 41% for Rio Bravo Cantina restaurants in the 1997 quarter and the 1997 year-to-date period, respectively, due to Company restaurant openings.

Comparable restaurant sales at Company Applebee's restaurants decreased by 0.8% in the 1997 quarter as compared to the 1996 quarter. The Company believes this decrease was due, in part, to reduced levels of advertising spending in the latter half of the summer promotion while the implementation of its food and menu enhancement initiative was in process. The implementation of this initiative is expected to be fully completed in all Applebee's restaurants by the end of November 1997. Comparable restaurant sales at Company Applebee's restaurants increased by 0.2% in the 1997 year-to-date period due partially to lower sales in early 1996, which were negatively impacted by extremely harsh winter weather. Weighted average weekly sales at Company Applebee's restaurants increased 1.5% from $40,870 in the 1996 quarter to $41,476 in the 1997 quarter and increased 2.5% from $40,684 in the 1996 year-to-date period to $41,705 in the 1997 year-to-date period. Comparable restaurant sales and weighted average weekly sales at Company Applebee's restaurants in both the 1997 quarter and the 1997 year-to-date period were positively affected by a menu price increase that was implemented during the fourth quarter of 1996 for certain menu items. In addition, weighted average weekly sales in the 1997 quarter and the 1997 year-to-date period increased as a result of the sale of six lower than average volume restaurants in southern California in October 1996 and the purchase of 11 higher than average volume restaurants in St. Louis in April 1997. Excluding these restaurants, weighted average weekly sales decreased 1.4% in the 1997 quarter and increased 0.1% in the 1997 year-to-date period.

A menu price increase was implemented at the end of the 1997 quarter for certain menu items. The Company does not expect significant comparable restaurant sales increases and may experience comparable restaurant sales decreases for the remainder of the 1997 fiscal year for Company Applebee's restaurants, as many of its restaurants operate near sales capacity and various markets continue to experience competitive pressures. Although the Company's experience in developing markets indicates that the opening of multiple restaurants within a particular market results in increased market share, decreases in comparable restaurant sales may result.

Comparable restaurant sales for Company Rio Bravo Cantina restaurants decreased by 3.0% in the 1997 quarter and by 1.0% in the 1997 year-to-date period due primarily to increased competition in the Atlanta market. In addition, sales in the Atlanta market were positively impacted in the 1996 quarter as a result of the 1996 Olympics. Weighted average weekly sales (excluding one restaurant that is open for dinner only) decreased from $69,511 in the 1996 quarter to $62,123 in the 1997 quarter and from $69,968 in the 1996 year-to-date period to $64,241 in the 1997 year-to-date period. Weighted average weekly sales in the 1997 quarter and the 1997 year-to-date period were impacted by the ten new Company restaurants which have opened since the end of the 1996 quarter; five of these restaurants were in new markets. When entering new markets where the Company has not yet established a market presence, sales levels are expected to be lower than in the Georgia and Florida markets where the Company has a concentration of Rio Bravo Cantina restaurants and high customer awareness.

Franchise Income. Overall franchise income increased $2,155,000 (15%) from $14,105,000 in the 1996 quarter to $16,260,000 in the 1997 quarter and increased $7,611,000 (19%) from $39,975,000 in the 1996 year-to-date period to $47,586,000 in the 1997 year-to-date period. Such increases were due primarily to the increased number of franchise Applebee's and Rio Bravo Cantina restaurants operating  during the 1997 quarter and 1997  year-to-date  period as compared to the 1996 quarter and 1996 year-to-date period. In addition, comparable restaurant sales for franchise Applebee's restaurants increased by 1.0% in the 1997 year-to-date period. Such increases were partially offset by a decrease of 0.6% in comparable restaurant sales in the 1997 quarter and decreases in weighted average weekly sales for franchise Applebee's restaurants of 2.2% and 0.6% in the 1997 quarter and the 1997 year-to-date period, respectively.

Cost of Company Restaurant Sales. Food and beverage costs decreased from 28.2% and 28.1% in the 1996 quarter and the 1996 year-to-date period, respectively, to 27.4% and 27.5% in the 1997 quarter and the 1997 year-to-date period, respectively, due primarily to operational improvements, purchasing efficiencies resulting from the Company's rapid growth, and the menu price increase implemented in the fourth quarter of 1996. Such decreases were partially offset by an increase in food costs during the implementation of the Company's food and menu initiative. Beverage sales, as a percentage of Company restaurant sales, declined from 17.8% and 18.4% in the 1996 quarter and the 1996 year-to-date period, respectively, to 17.4% and 17.9% in the 1997 quarter and the 1997 year-to-date period, respectively, which had a negative impact on overall food and beverage costs. Management believes that the reduction in beverage sales is due in part to the continuation of the overall trend toward increased awareness of responsible alcohol consumption.

Labor costs increased from 31.2% and 31.6% in the 1996 quarter and the 1996 year-to-date period, respectively, to 32.2% and 31.8% in the 1997 quarter and the 1997 year-to-date period, respectively. Such increases were due primarily to the short-term negative impact on restaurant labor costs during, and for approximately 60 days following, the implementation of the Company's food and menu enhancement initiative in its Applebee's restaurants. The Company expects labor costs, as a percentage of sales, to be temporarily impacted during the remainder of the 1997 fiscal year as a result of this implementation. In addition, the 1997 quarter and the 1997 year-to-date period were negatively impacted by an increase in group medical insurance costs. An increase in the Federal minimum wage went into effect on October 1, 1996 and a second increase became effective on September 1, 1997. Increases in the minimum wage as well as the highly competitive nature of the restaurant industry continue to exert pressure on both hourly labor and management costs.

Direct and occupancy costs increased from 23.7% and 24.5% in the 1996 quarter and the 1996 year-to-date period, respectively, to 24.6% and 25.0% in the 1997 quarter and the 1997 year-to-date period, respectively. Such increases were due, in part, to the new plateware costs relating to the Company's food and menu enhancement initiative in its Applebee's restaurants. The Company expects direct and occupancy costs, as a percentage of sales, to be temporarily impacted during the remainder of the 1997 fiscal year as a result of this initiative. In addition, such increases were partially due to an increase in rent expense resulting from a higher proportion of leased properties and higher depreciation expense associated with new restaurants.

General and Administrative Expenses. General and administrative expenses decreased from 10.4% and 10.6% in the 1996 quarter and 1996 year-to-date period, respectively, to 9.8% and 10.1% in the 1997 quarter and 1997 year-to-date period, respectively, due primarily to the absorption of general and administrative expenses over a larger revenue base as well as the additional leverage resulting from the St. Louis Acquisition. A portion of the decrease in the 1997 quarter was due to a decrease in executive bonuses. General and administrative expenses increased by $1,908,000 and $5,969,000 during the 1997 quarter and 1997 year-to-date period, respectively, compared to the 1996 quarter and 1996 year-to-date period, respectively, due primarily to the costs of additional personnel associated with the Company's development efforts and system-wide expansion, including costs related to the franchising and expansion of the Rio Bravo Cantina concept.

Income Taxes. The effective income tax rate, as a percentage of earnings before income taxes, was 37.4% in both the 1997 quarter and 1997 year-to-date period, compared to 37.5% in both the 1996 quarter and the 1996 year-to-date period.

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

Capital expenditures were $65,672,000 in fiscal year 1996 and $105,029,000 in the 1997 year-to-date period (which includes $36,150,000 related to the St. Louis Acquisition and $1,275,000 related to the purchase of the remaining 50% interest in a joint venture arrangement with the Company's franchisee in Nevada). The Company presently anticipates capital expenditures of between $125,000,000 and $130,000,000 in 1997 and between $90,000,000 and $95,000,000 in
1998 primarily for the development of new restaurants, acquisitions of restaurants, refurbishments of and capital replacements for existing
restaurants,   and  enhancements  to  information   systems  for  the  Company's
restaurants and corporate office. The Company currently expects to open approximately 32 Applebee's restaurants and ten Rio Bravo Cantina restaurants in 1997 and 32 Applebee's restaurants and 13 Rio Bravo Cantina restaurants in 1998.

The amount of actual capital expenditures will be dependent upon, among other things, the proportion of leased versus owned properties as the Company expects to continue to purchase a portion of its sites. In addition, if the Company opens more restaurants than it currently anticipates or acquires additional restaurants, its capital requirements will increase accordingly.

The Company has certain debt agreements containing various covenants and restrictions which, among other things, require the maintenance of a stipulated fixed charge coverage ratio and minimum consolidated net worth, as defined, and also limit additional indebtedness in excess of specified amounts. The debt agreements also restrict the amount of retained earnings available for the payment of cash dividends. At September 28, 1997, retained earnings were not restricted for the payment of cash dividends. The Company is currently in compliance with the covenants of all of its debt agreements.

During 1995, the Company obtained a $20,000,000 unsecured bank revolving credit facility which was to expire on December 31, 1997. In September 1997, the terms of the facility were amended to extend the expiration date to December 31, 1998. As of September 28, 1997, the Company held liquid assets totaling $11,764,000, consisting of cash and cash equivalents ($6,189,000) and short-term investments ($5,575,000). No amounts were outstanding under the revolving credit facility; however, standby letters of credit issued under the facility totaling $1,652,000 were outstanding as of September 28, 1997. The Company believes that its liquid assets and cash generated from operations, combined with borrowings available under its $20,000,000 revolving credit facility, will provide sufficient funds for its capital requirements for the foreseeable future.

Inflation

Substantial increases in costs and expenses, particularly food, supplies, labor and operating expenses, could have a significant impact on the Company's operating results to the extent that such increases cannot be passed along to customers. The Company does not believe that inflation has materially affected its operating results during the past three years.

A majority of the Company's employees are paid hourly rates related to federal and state minimum wage laws and various laws that allow for credits to that wage. An increase in the Federal minimum wage went into effect on October 1, 1996 and a second increase became effective on September 1, 1997. In addition, increases in the minimum wage are also being discussed by various state governments. Although the Company has been able to and will continue to attempt to pass along increases in costs through food and beverage price increases, there can be no assurance that all such increases can be reflected in its prices or that increased prices will be absorbed by customers without diminishing, to some degree, customer spending at its restaurants.

New Accounting Pronouncements

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

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This statement is effective for fiscal periods beginning after December 15, 1997. The Company does not believe the reporting and display of comprehensive income will materially impact the financial statements.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. In the initial period of application, comparative information for earlier periods is to be restated. This statement need not be applied to interim financial statements in the initial period of its application, but comparative information for interim periods in the initial period of application is to be reported in financial statements for interim periods in the second year of application.

Forward-Looking Statements

The statements contained herein regarding future restaurant development and capital expenditures are forward-looking and based on current expectations. There are several risks and uncertainties that could cause actual results to differ materially from those described. For a discussion of the principal factors that could cause actual results to be materially different, refer to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on October 7, 1997.

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

As of September 28, 1997, the Company was using assets owned by a former franchisee in the operation of one restaurant under a purchase rights agreement which required the Company to make certain payments to the franchisee's lender. In 1991, a dispute arose between the lender and the Company over the amount of the payments due the lender. Based upon a then current independent appraisal, the Company offered to settle the dispute and purchase the assets for $1,000,000 in 1991. In November 1992, the lender was declared insolvent by the FDIC and has since been liquidated. The Company closed one of the three restaurants in 1994 and one of the two remaining restaurants in February 1996. In the fourth quarter of 1996, the Company received information indicating that the franchisee's indebtedness to the FDIC had been acquired by a third party. In June 1997, the third party filed a lawsuit against the Company seeking approximately $3,800,000. The Company believes it has meritorious defenses and will vigorously defend this lawsuit. In the event that the Company were to pay an amount determined to be in excess of the fair market value of the assets, the Company will recognize a loss at the time of such payment

In addition, the Company is involved in various legal actions arising in the normal course of business. While the resolution of any of such actions or the matter described above may have an impact on the financial results for the period in which it is resolved, the Company believes that the ultimate disposition of these matters will not, in the aggregate, have a material adverse effect upon its business or consolidated financial position.


Item 6.     Exhibits and Reports on Form 8-K

(a) The Exhibits listed on the accompanying Exhibit Index are filed as part of this report.

(b) The Company did not file any reports on Form 8-K during the quarter ended September 28, 1997.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         APPLEBEE'S INTERNATIONAL, INC.
                                         (Registrant)


Date:    October 29, 1997                By: /s/ Abe J. Gustin, Jr.
         -----------------------         --------------------------
                                         Abe J. Gustin, Jr.
                                         Chairman and Co-Chief Executive Officer

Date:    October 29, 1997                 By:  /s/ Lloyd L. Hill
         -----------------------         ---------------------
                                         Lloyd L. Hill
                                         Co-Chief Executive Officer, President
                                         and Chief Operating Officer

Date:    October 29, 1997                 By:  /s/ George D. Shadid
         -----------------------         ------------------------
                                         George D. Shadid
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (principal financial officer)

Date:    October 29, 1997                 By:  /s/ Mark A. Peterson
         -----------------------         ------------------------
                                         Mark A. Peterson
                                         Vice President and Controller
                                         (principal accounting officer)

                         APPLEBEE'S INTERNATIONAL, INC.
                                 EXHIBIT INDEX



  Exhibit
   Number                Description of Exhibit
------------- -------------------------------------------------


      10.1    First Amendment to Unsecured Credit Agreement.

        27    Financial Data Schedule.