Form 10-K
period 1997-12-28
APPLEBEES INTERNATIONAL INC
filed 1998-03-17
CIK 853665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended        December 28, 1997
                          -----------------------------------------
                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                       to
                               -------------------       -------------------
Commission File Number:    000-17962

                         Applebee's International, Inc.
                  --------------------------------------------------
                  (Exact name of registrant as specified in its charter)

               Delaware                                  43-1461763
    -------------------------------        ------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       Yes  X    No
                                            ----      ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 9, 1998 was $697,802,316 based upon the closing sale price on March 9, 1998.

The number of shares of the registrant's common stock outstanding as of March 9, 1998 was 30,257,011.

                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 is incorporated into Part III hereof.

                         APPLEBEE'S INTERNATIONAL, INC.
                                    FORM 10-K
                       FISCAL YEAR ENDED DECEMBER 28, 1997
                                      INDEX


                                                                                                               Page
PART I

Item 1.         Business................................................................................        3

Item 2.         Properties..............................................................................       16

Item 3.         Legal Proceedings.......................................................................       18

Item 4.         Submission of Matters to a Vote of Security Holders.....................................       18


PART II

Item 5.         Market for Registrant's Common Equity and
                       Related Stockholder Matters......................................................       19

Item 6.         Selected Financial Data.................................................................       20

Item 7.         Management's Discussion and Analysis of
                      Financial Condition and Results of Operations.....................................       21

Item 8.         Financial Statements and Supplementary Data.............................................       29

Item 9.         Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure............................................       29

PART III

Item 10.        Directors and Executive Officers of the Registrant......................................       30

Item 11.        Executive Compensation..................................................................       30

Item 12.        Security Ownership of Certain Beneficial Owners and Management..........................       30

Item 13.        Certain Relationships and Related Transactions..........................................       30


PART IV

Item 14.        Exhibits and Reports on Form 8-K........................................................       31

Signatures..............................................................................................       32


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

As of December 28, 1997, there were 960 Applebee's restaurants, of which 770 were operated by franchisees and 190 were owned or operated by the Company. The restaurants were located in 48 states, Canada, Europe, and the Caribbean. During 1997, 145 new restaurants were opened, including 113 franchise restaurants and 32 Company restaurants.

The Company acquired the Rio Bravo Cantina chain of Mexican casual dining restaurants in March 1995 and began franchise expansion in 1996. As of December 28, 1997, there were 55 Rio Bravo Cantina restaurants located in 18 states, of which 24 were operated by franchisees and 31 were owned by the Company. During 1997, 26 new restaurants were opened, including 16 franchise restaurants and 10 Company restaurants. The Company also owns four other specialty restaurants.

The following table sets forth certain unaudited financial information and other restaurant data relating to Company and franchise restaurants, as reported to the Company by franchisees.

                                                                             Fiscal Year Ended
                                                            -----------------------------------------------------
                                                            December 28,      December 29,        December 31,
                                                                1997              1996                1995
                                                           -----------------  ----------------  -----------------

    Number of restaurants:
    Applebee's:
         Company(1):
             Beginning of year............................           148               128                 97
             Restaurant openings..........................            32                29                 27
             Restaurant closings..........................            (1)               (3)                (1)
             Restaurants acquired from (by) franchisees...            11                (6)                 5
                                                           -----------------  ----------------  -----------------
             End of year..................................           190               148                128
                                                           -----------------  ----------------  -----------------
         Franchise:
             Beginning of year............................           671               538                408
             Restaurant openings..........................           113               134                135
             Restaurant closings..........................            (3)               (7)               --
             Restaurants acquired by (from) franchisees...           (11)                6                 (5)
                                                           -----------------  ----------------  -----------------
             End of year..................................           770               671                538
                                                           -----------------  ----------------  -----------------
         Total Applebee's:
             Beginning of year............................           819               666                505
             Restaurant openings..........................           145               163                162
             Restaurant closings..........................            (4)              (10)                (1)
                                                           -----------------  ----------------  -----------------
             End of year..................................           960               819                666
                                                           =================  ================  =================

    Rio Bravo Cantinas:
         Company:
             Beginning of year............................            21                16                 12
             Restaurant openings..........................            10                 5                  4
                                                           -----------------  ----------------  -----------------
             End of year..................................            31                21                 16
                                                           -----------------  ----------------  -----------------
         Franchise:
             Beginning of year............................             9               --                 --
             Restaurant openings..........................            16                 9                --
             Restaurant closings..........................            (1)              --                 --
                                                           -----------------  ----------------  -----------------
             End of year..................................            24                 9                --
                                                           -----------------  ----------------  -----------------
         Total Rio Bravo Cantinas:
             Beginning of year............................            30                16                  12
             Restaurant openings..........................            26                14                   4
             Restaurant closings..........................            (1)              --                 --
                                                           -----------------  ----------------  -----------------
             End of year..................................            55                30                  16
                                                           =================  ================  =================

    Specialty Restaurants................................              4                 4                   4
                                                           =================  ================  =================

    Total number of restaurants:
             Beginning of year............................           853               686                 521
             Restaurant openings..........................           171               177                 166
             Restaurant closings..........................            (5)              (10)                 (1)
                                                           -----------------  ----------------  -----------------
             End of year..................................         1,019               853                 686
                                                           =================  ================  =================




                                                                             Fiscal Year Ended
                                                            -----------------------------------------------------
                                                            December 28,      December 29,        December 31,
                                                                1997              1996                1995
                                                           -----------------  ----------------  -----------------

    Weighted average weekly sales per restaurant:
         Applebee's:
             Company(1)..................................  $       41,176     $      40,366      $      39,977
             Franchise...................................  $       39,513     $      39,870      $      40,922
             Total Applebee's............................  $       39,826     $      39,961      $      40,737
         Rio Bravo Cantinas:
             Company(2)..................................  $       60,946     $      66,743      $      66,158
             Franchise...................................  $       49,288     $      67,371      $          --
             Total Rio Bravo Cantinas....................  $       56,206     $      66,741      $      66,158

    Change in comparable restaurant sales:(3) Applebee's:
             Company(1)..................................             0.1 %             1.1 %              0.3%
             Franchise...................................             0.6 %            (1.2)%              0.5%
             Total Applebee's............................             0.5 %            (0.8)%              0.5%
         Rio Bravo Cantinas (Company)....................            (1.6)%             3.9 %              0.9%
    Total system sales (in thousands):
         Applebee's......................................  $    1,818,503     $   1,539,277      $   1,248,383
         Rio Bravo Cantinas..............................         128,196            66,663             48,135
         Specialty restaurants...........................          14,435            14,374             14,339
                                                           -----------------  ----------------  -----------------
             Total system sales..........................  $    1,961,134     $   1,620,314      $   1,310,857
                                                           =================  ================  =================










--------
    (1)Includes certain Texas restaurants operated by the Company under a management agreement since July 1990 (two at the end of 1995 and one at the end of 1996 and 1997).
    (2)Excludes one restaurant which is open for dinner only.
    (3)When computing comparable restaurant sales, restaurants open for at east 18 months are compared from period to period.

The Applebee's System

Concept. Each Applebee's restaurant is designed as an attractive, friendly, neighborhood establishment featuring moderately priced, high quality food and beverage items, table service and a comfortable atmosphere. Applebee's restaurants appeal to a wide range of customers including families with children, young adults and senior citizens.

Applebee's restaurants are designed according to Company specifications and are located in free-standing buildings, end caps of strip shopping centers, and shopping malls. The Company's two current free-standing restaurant prototypes, which were introduced during 1997, are approximately 4,700 and 5,000 square feet and seat approximately 165 and 200 patrons, respectively. Each Applebee's restaurant has a centrally located bar and many restaurants offer patio seating. The decor of each restaurant incorporates artifacts and memorabilia such as old movie posters, musical instruments and sports equipment along with photographs and magazine and newspaper articles highlighting local history and personalities, giving each restaurant an individual, neighborhood identity. Each Applebee's restaurant is required to be remodeled every six years to embody the design elements of the current prototype.

Menu. Each Applebee's restaurant offers a diverse menu of high quality, moderately priced food and beverage items consisting of traditional favorites and innovative dishes. The restaurants feature a broad selection of entrees, including beef, chicken, seafood and pasta items prepared in a variety of cuisines, as well as appetizers, salads, sandwiches, specialty drinks and desserts. Substantially all restaurants offer beer, wine, liquor and premium specialty drinks. During 1997, alcoholic beverages accounted for 15.2% of Company owned Applebee's restaurant sales. The Company continuously develops and tests new menu items through regional consumer tastings and additional tests in selected Company and franchise restaurants. Franchisees are required to present a menu consisting of approximately 65% of selections from the Company approved list of national core items and approximately 35% of additional items selected from the Company approved list of optional items. The Company launched a major new food and menu initiative in 1997 for all Applebee's restaurants which was designed to enhance both food quality and presentation. The initiative included enhanced food offerings and upgraded food specifications, new plateware, additional menu item selections and side dish alternatives. The rollout of this initiative was completed for most Applebee's restaurants in the system by the end of November 1997.

Restaurant Operations. All restaurants are operated in accordance with uniform operating standards and specifications relating to the quality and preparation of menu items, selection of menu items, maintenance and cleanliness of premises, and employee conduct. All standards and specifications are developed by the Company, with input from franchisees, and applied on a system-wide basis.

Training. The Company has an operations training course for general managers, kitchen managers and other restaurant managers. The course consists of in-store task-oriented training and formal administrative, customer service, and financial training which may last from 10 to 12 weeks. A team of Company employed trainers is provided for new restaurants to conduct hands-on training for all restaurant employees to ensure compliance with Company standards.

The Company also operates Applebee University, which offers restaurant managers specialized training programs, and conducts regular meetings that emphasize leadership, quality of food preparation, and service. In 1997, the Company conducted 110 Applebee University sessions consisting of one day of continuing education in a classroom setting. The Company, generally through in-restaurant seminars and video presentations, provides periodic training for its restaurant employees regarding topics such as the responsible service of alcohol and food sanitation and storage.

Advertising. The Company has historically concentrated its advertising and marketing efforts primarily on four food-specific promotions each year, with each promotion featuring a specific theme or ethnic cuisine. The Company added two optional promotions in 1997 and will add an additional food promotion in 1998. The Company advertises on a national, regional and local basis, utilizing primarily television, radio and print media. In 1997, approximately 4.0% of sales for Company Applebee's restaurants was spent on advertising, including 1.5% contributed to the national advertising pool which develops and funds the specific national promotions. All franchisees are also required to contribute 1.5% of sales to the national advertising pool. The remainder of the Company's advertising expenditures are focused on local advertising in areas with Company owned restaurants.

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

In order to maximize overall system growth, the Company's expansion strategy through 1992 emphasized franchise arrangements with experienced, successful and financially capable restaurant operators. Although the Company continues to expand the Applebee's system across the United States through franchise operations, commencing in 1992, the system growth strategy also included increasing the number of Company restaurants through the direct development of strategic territories and, if available under acceptable financial terms, by selectively acquiring existing franchise restaurants and terminating related development rights held by the selling franchisee. In that regard, the Company has expanded from a total of 31 owned or operated restaurants as of December 27, 1992 to a total of 190 as of December 28, 1997 through the opening of 125 new restaurants and the acquisition of 48 franchise restaurants over the last five years, including 11 franchise restaurants in the St. Louis metropolitan area that were acquired during 1997.

On December 23, 1997, the Company entered into an agreement with Apple South, Inc. ("Apple South"), its largest franchisee, to acquire 31 Applebee's restaurants plus one restaurant under construction in the Virginia markets of Norfolk, Richmond, Roanoke and Charlottesville for approximately $93,400,000, subject to certain closing adjustments, referred to herein as the "Virginia Acquisition." The Virginia Acquisition is anticipated to close in late March 1998, subject to obtaining financing, operating licenses and third-party consents.

In addition to the pending acquisition of the Virginia restaurants, the Company anticipates opening approximately 32 new Applebee's restaurants in 1998, although it may open more restaurants depending upon the availability of appropriate new sites. The areas in which the Company's restaurants are located and the areas where the Company opened new restaurants during 1997 are set forth in the following table.




                                                                                               Company
                                                                            Company          Restaurants
                                                                          Restaurants           as of
                                                                           Opened in         December 28,
                                     Area                                     1997               1997
        ------------------------------------------------------------ -------------------- --------------------

        New England (includes Massachusetts, Vermont,
          New Hampshire, Rhode Island and Maine)....................             9                 33
        Detroit/Southern Michigan...................................             6                 29
        Minneapolis/St. Paul, Minnesota.............................             3                 28
        North/Central Texas.........................................             1                 21
        Kansas City, Missouri/Kansas................................             2                 20
        St. Louis, Missouri/Illinois................................             3                 14
        Las Vegas/Reno, Nevada......................................             1                 10
        Philadelphia, Pennsylvania..................................             2                  8
        San Diego/Southern California...............................             1                  8
        Atlanta, Georgia............................................            --                  7
        Albuquerque, New Mexico.....................................             2                  6
        Long Island, New York.......................................             2                  6
                                                                       ------------------- -------------------
                                                                                32                190
                                                                       ==================== ==================

In February 1998, the Company entered into an agreement to sell its six restaurants located in the Long Island, New York area for approximately
$10,000,000 in cash. The operations of the restaurants and future restaurant development in the market area will be assumed by an existing Applebee's franchisee. The Company expects the sale to close in the second quarter of 1998 with minimal effect, if any, on its consolidated net earnings or financial position.

The Company continues to assess its strategic direction with respect to the operations of its seven Company owned Applebee's restaurants in the San Diego market area, and future restaurant development in this territory. The Company's alternatives for the San Diego market may include continued operation of the restaurants and development of new restaurants, a franchisee alliance for future development of the remainder of the market, or the possible sale of the existing restaurants to a franchisee.

Restaurant Operations. The staff for a typical Applebee's restaurant consists of one general manager, one kitchen manager, two or three assistant managers and approximately 75 hourly employees. All managers of Company owned restaurants receive a salary and performance bonus based on restaurant sales, profits and adherence to Company standards. As of December 28, 1997, the Company employed eight regional Directors of Operations and 31 District Managers, whose duties include regular restaurant visits and inspections and the ongoing maintenance of the Company standards of quality, service, cleanliness, value, and courtesy. In addition to providing a significant contribution to revenues and operating earnings, Company restaurants are used for many purposes which are integral to the development of the entire system, including testing of new menu items and training of franchise restaurant managers and operating personnel. In addition, the operation of Company restaurants enables the Company to develop and refine its operating standards and specifications further and to understand and better respond to day-to-day management and operating concerns of franchisees.

The Applebee's Franchise System

Franchise Territory and Restaurant Openings. The Company currently has exclusive franchise arrangements with approximately 55 franchise groups, including nine international franchisees. The Company has generally selected franchisees that are experienced multi-unit restaurant operators who have been involved with other restaurant concepts. The Company's franchisees operate Applebee's restaurants in 41 states, Canada, Europe, and the Caribbean. Virtually all territories in the contiguous 48 states have been granted to franchisees or designated for Company development.

As of December 28, 1997, there were 770 franchise restaurants. Franchisees opened 135 restaurants in 1995, 134 restaurants in 1996, and 113 restaurants in 1997. The Company anticipates between 85 to 100 franchise restaurant openings in 1998.

As part of the agreement with Apple South relating to the Virginia Acquisition, Apple South has also agreed to use its best efforts to sell its other Applebee's restaurants as soon as practical, resulting in its exit as an Applebee's franchisee. The reduction in expected franchise restaurant openings in 1998 is a result of probable delays in development that will occur during the transition of restaurants and territories from Apple South to new franchisees. To the extent any restaurants are not divested by Apple South by December 31, 1999, the Company has an option to purchase the remaining restaurants at a predetermined formula. The Company and Apple South have committed to work together to identify and approve qualified franchise groups to acquire the remaining Apple South restaurants and to effect an efficient transition of ownership.

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

Quality Control. The Company continuously monitors franchisee operations and inspects restaurants, principally through its full-time franchise consultants (24 at December 28, 1997) who report to the Company's Executive Director of
Franchise Operations. The Company makes both scheduled and unannounced inspections of restaurants to ensure that only approved products are in use and that Company prescribed practices and procedures are being followed. A minimum of three planned visits are made each year, during which a representative of the Company conducts an inspection and consultation at each restaurant. The Company has the right to terminate a franchise if a franchisee does not operate and maintain a restaurant in accordance with the Company's requirements.

Franchise Business Council. The Company maintains a Franchise Business Council which provides advice to the Company regarding operations, marketing, product development and other aspects of restaurant operations for the purpose of improving the franchise system. As of December 28, 1997, the Franchise Business Council consisted of eight franchisee representatives and three members of the Company's senior management. One franchisee representative is a permanent member, one franchisee representative must be a franchisee with five or less restaurants, and any franchisee who operates 10% or more of the total number of system restaurants is reserved a seat. Although Apple South operates more than 10% of the total number of system restaurants, in connection with the Virginia Acquisition, it relinquished its seat on the Franchise Business Council as of December 23, 1997. The remaining franchisee representatives are elected by franchisees prior to and announced at the annual franchise convention.

International Franchise Agreements. The Company has begun pursuing international franchising of the Applebee's concept under a long-term strategy of controlled expansion. This strategy includes seeking highly qualified franchisees with the resources to open multiple restaurants in each territory and the familiarity with the specific local business environment. The Company is currently focusing on international franchising in Canada, the United Kingdom, Australia, continental Europe and the Mediterranean region. In this regard, the Company currently has development agreements with nine international franchisees. Seven restaurants were opened during 1997 - two each in Canada and the Netherlands, and one each in Germany, Greece and Sweden. The success of further international expansion will be dependent upon, among other things, local acceptance of the Applebee's concept, and the Company's ability to attract qualified franchisees and operating personnel, to comply with the regulatory requirements of the local jurisdictions, and to supervise international franchisee operations effectively.

Franchise Financing. Although financing is the sole responsibility of the franchisee, the Company makes available to franchisees the names and addresses of financial institutions interested in financing the costs of restaurant development for qualified franchisees. None of these financial institutions is an affiliate or agent of the Company, and the Company has no control over the terms or conditions of any financing arrangement offered by these financial institutions. Under a previous franchise financing program, the Company provided a limited guaranty of loans made to certain franchisees. To assist in the transition of the Apple South restaurants to other franchisees, the Company has agreed to provide the availability of guarantees up to 10% of the borrowings of qualified franchise groups, up to a maximum of $10,000,000 in the aggregate. See Notes to Consolidated Financial Statements of the Company included elsewhere herein. On infrequent occasions, when the Company believes it is necessary to support franchise development in a strategic territory, the Company has made secured loans to franchisees, agreed to defer collection of royalties, or guaranteed equipment leases.

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

Expansion. As of December 28, 1997, the Company operated 31 Rio Bravo Cantina restaurants and franchisees operated 24 Rio Bravo Cantina restaurants in 18 states. During 1997, the Rio Bravo Cantina concept was expanded into seven new states. The Company opened ten Rio Bravo Cantina restaurants in 1997, and expects to open 11 Rio Bravo Cantina restaurants in 1998. In addition, the Company has identified 17 Rio Bravo Cantina franchisees, all of whom are experienced Applebee's franchisees. The development territories of the 17 franchisees encompass all or parts of 28 states. The Company expects between 8 to 10 franchise Rio Bravo Cantina restaurants to open in 1998.

Concept. Rio Bravo Cantina restaurants offer generous portions of Mexican cuisine at attractive prices. The restaurants feature tortillas made on the premises, fresh daily specials, a variety of signature margaritas and distinctive Mexican architecture and interior decor which create a festive atmosphere reminiscent of an authentic Mexican cantina. The design of the restaurants incorporates materials such as exposed brick, barn wood, Mexican tile floors and stucco walls embellished with various signs, inscriptions and other items depicting a rustic border motif.

Rio Bravo Cantina restaurants can be located in either free-standing buildings, strip shopping centers, or shopping malls. Existing locations, many of which are conversions of other restaurants, range in size from 5,600 to 10,300 square feet and seat between 210 and 450 customers. Most of the restaurants have a patio area providing additional seating during much of the year. The current free-standing prototype, which was introduced during 1997, is approximately 5,600 square feet and seats approximately 210 people with an optional outdoor patio area that seats 36 patrons.

Menu. All but one Rio Bravo Cantina restaurant are open for lunch and dinner seven days a week. The menu includes traditional Mexican food items such as burritos, enchiladas, tamales and tacos. In addition, the menu offers a wide variety of other favorites such as beef, chicken and shrimp fajitas, quesadillas, shrimp dishes, and a variety of salads and desserts. A large variety of Mexican and domestic beers, Sangria, and signature margaritas are also featured. The menu offers lunch entrees priced from $4.79 to $7.79 and dinner entrees priced from $5.99 to $12.99. During 1997, alcoholic beverages accounted for approximately 29% of total Company restaurant sales.

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

Rio Bravo Roundtable. The Company maintains a Rio Bravo Roundtable which provides advice to the Company regarding operations, marketing, product development, and other aspects of restaurant operations for the purpose of improving the franchise system. As of December 28, 1997, the Rio Bravo Roundtable consisted of five franchisee representatives and two members of the Company's senior management. Franchisee representatives are elected by franchisees at an annual meeting.

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

Competition

Competition in the casual dining segment of the restaurant industry is expected to remain intense with respect to price, service, location, concept, and the type and quality of food. There is also intense competition for real estate sites, qualified management personnel, and hourly restaurant staff. The Company's competitors include national, regional and local chains, as well as local owner-operated restaurants. There are a number of well-established competitors, some of which have been in existence for a longer period than the Company and may be better established in the markets where the Company's restaurants are or may be located. The Company has begun to experience increased competition in attracting and retaining qualified management level operating personnel.

Service Marks

The Company owns the rights to the "Applebee's Neighborhood Grill & Bar(R)" and "Rio Bravo Cantina(R)" service marks and certain variations thereof in the United States and, with respect to the Applebee's mark, in various foreign countries. The Company is aware of names and marks similar to the service marks of the Company used by third parties in certain limited geographical areas. The Company intends to protect its service marks by appropriate legal action where and when necessary.

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

Employees

At December 28, 1997, the Company employed approximately 18,150 full and part-time employees, of whom approximately 370 were corporate personnel, 1,130 were restaurant managers or managers in training and 16,650 were employed in non-management full and part-time restaurant positions. Of the 370 corporate employees, 100 were in management positions and 270 were general office employees, including part-time employees.

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

Executive Officers of the Registrant

The executive officers of the Company as of December 28, 1997 are shown below.

                  Name               Age                                   Position

     Abe J. Gustin, Jr................63     Chairman of the Board of  Directors  and Co-Chief  Executive  Officer
                                                (Chairman effective January 1, 1998)
     Lloyd L. Hill....................53     Co-Chief   Executive   Officer  (Chief  Executive  Officer  effective
                                                January 1,  1998),  President,  Chief Operating Officer and Member
                                                of the Board of Directors
     George D. Shadid.................43     Executive Vice President, Chief Financial Officer and Treasurer
     Robert A. Martin.................67     Executive  Vice  President  of  Marketing  and Member of the Board of
                                                Directors
     Louis A. Kaucic..................46     Senior Vice President of Human Resources
     Steven K. Lumpkin................43     Senior Vice President of Strategic Development
     Ronald J. Marks..................42     Senior Vice  President of Research &  Development  (resigned in March
                                                1998)
     Stuart F. Waggoner...............52     President  and Chief  Executive  Officer of Rio Bravo  International,
                                                Inc. (a wholly-owned subsidiary of Applebee's International, Inc.)

Abe J. Gustin, Jr. has been a director of the Company since September 1983 when the Company was formed. He served as Chairman of the Board of Directors of the Company from September 1983 until January 1988 and was again elected as Chairman in September 1992. He was Vice President from November 1987 to January 1988, and from January 1988 until December 1994, he served as President of the Company. Mr. Gustin served as Chief Executive Officer of the Company through 1996, and effective January 1, 1997, became Co-Chief Executive Officer along with Lloyd L. Hill. In January 1998, Mr. Gustin retained his position as the Chairman of the Board and Mr. Hill assumed the full duties of Chief Executive Officer. From 1983 to 1990, he also served as Chairman of Juneau Holding Co., a Kansas City, Missouri-based franchisee which operated Taco Bell restaurants.

Lloyd L. Hill was elected a director of the Company in August 1989 and was appointed Executive Vice President and Chief Operating Officer of the Company in January 1994. In December 1994, he assumed the role of President in addition to his role as Chief Operating Officer. Effective January 1, 1997, Mr. Hill assumed the role of Co-Chief Executive Officer along with Mr. Gustin. In January 1998, Mr. Gustin retained his position as the Chairman of the Board and Mr. Hill assumed the full duties of Chief Executive Officer. From 1990 to 1994, he served as President of Kimberly Quality Care, a home health care and nurse personnel staffing company, where he also served as a director from 1988 to 1994, having joined that organization in 1980.

George D. Shadid was employed by the Company in August 1992, and served as Senior Vice President and Chief Financial Officer until January 1994 when he was promoted to Executive Vice President and Chief Financial Officer. He also became Treasurer in March 1995. From 1985 to 1987, he served as Corporate Controller of Gilbert/Robinson, Inc., at which time he was promoted to Vice President, and in 1988 assumed the position of Vice President and Chief Financial Officer, which he held until joining the Company. From 1976 until 1985, Mr.Shadid was employed by Deloitte & Touche LLP.

Robert A. Martin was elected a director of the Company in August 1989. In April 1991, he became Vice President of Marketing, and in January 1994, he was promoted to Senior Vice President of Marketing. In January 1996, Mr. Martin was promoted to Executive Vice President of Marketing. From January 1990 to April 1991, he served as President of Kayemar Enterprises, a Kansas City-based marketing consulting firm. From 1983 to January 1990, he served as the President, Chief Operating Officer and a director of Juneau Holding Co., of which Mr. Gustin was Chairman. From July 1977 to June 1981, he served as President of United Vintners Winery and prior to that time was employed for 25 years by Schlitz Brewing Company, most recently in the position of Senior Vice President of Sales and Marketing.

Louis A. Kaucic was employed by the Company in November 1997 as Senior Vice President of Human Resources. From July 1992 until November 1997, Mr. Kaucic was Vice President of Human Resources and later promoted to Senior Vice President of Human Resources with DAKA International which operates several restaurant concepts. From 1982 to 1992, he was employed by Pizza Hut in a variety of positions, including Director of Employee Relations. From 1978 to 1982, Mr. Kaucic was employed by Kellogg's as an Industrial Relations Manager.

Steven K. Lumpkin was employed by the Company in May 1995 as Vice President of Administration. In January 1996, he was promoted to Senior Vice President of Administration. In November 1997, he assumed the position of Senior Vice President of Strategic Development. From July 1993 until January 1995, Mr. Lumpkin was a Senior Vice President with a division of the Olsten Corporation, Olsten Kimberly Quality Care. From June 1990 until July 1993, Mr. Lumpkin was an Executive Vice President and a member of the board of directors of Kimberly Quality Care. From January 1978 until June 1990, Mr. Lumpkin was employed by Price Waterhouse LLP, where he served as a management consulting partner and certified public accountant.

Ronald J. Marks has been an employee of the Company since March 1988 and served as Director of Product Development until March 1991, when he became Director of Menu Development. In February 1992, he was promoted to Executive Director of Research and Development, and in February 1993, Mr. Marks was promoted to Vice President of Research and Development. He was promoted to Senior Vice President of Research and Development in January 1997. Mr. Marks resigned as an officer and employee of the Company in March 1998.

Stuart F. Waggoner has been an employee of the Company since December 1988 and served as the Executive Director of Franchise Operations until March 1991, when he became Vice President of Franchise Operations. In December 1994, Mr. Waggoner assumed the newly created position of Senior Vice President of Operations, with overall responsibility for franchise and Company owned Applebee's restaurant operations. In October 1997, Mr. Waggoner was appointed President and Chief Executive Officer of Rio Bravo International, Inc., a wholly-owned subsidiary of Applebee's International, Inc. From October 1987 to December 1988, Mr. Waggoner was a Vice President of Operations for Eateries', Inc., a restaurant company based in Oklahoma City, Oklahoma. From 1985 to July 1987, Mr. Waggoner was President of Pendleton's Bar & Grill in Dallas, Texas. From October 1974 to March 1985, Mr. Waggoner was Vice President of Restaurant Administration for TGI Friday's, Inc., in Dallas, Texas.

Item 2.       Properties

At December 28, 1997, the Company owned or operated 225 restaurants, of which it leased the land and building for 70 sites, owned the building and leased the land for 78 sites, and owned the land and building for 77 sites. In addition, as of December 28, 1997, the Company owned 13 sites for future development of restaurants and had entered into 24 lease agreements for restaurant sites the Company plans to open during 1998. The Company's leases generally have an initial term of 15 to 20 years, with renewal terms of 5 to 20 years, and provide for a fixed rental plus, in certain instances, percentage rentals based on gross sales.

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

The following table sets forth the 48 states and the six international countries in which Applebee's and Rio Bravo Cantina restaurants are located and the number of restaurants operating in each state or country as of December 28, 1997:



                                                         Number of Restaurants
                        ----------------------------------------------------------------------------------------
   State or Country              Franchise                      Company                     Total System
----------------------- ----------------------------- ----------------------------- -----------------------------
                         Applebee's      Rio Bravo     Applebee's      Rio Bravo     Applebee's      Rio Bravo
                        -------------- -------------- -------------- -------------- -------------- --------------

Domestic:
Alabama................          15              1              --             --             15              1
Arizona................          17             --              --             --             17             --
Arkansas...............           6              1              --             --              6              1
California.............          48             --               8             --             56             --
Colorado...............          22             --              --             --             22             --
Connecticut............           1             --              --             --              1             --
Delaware...............           3             --              --             --              3             --
Florida................          62              1              --             10             62             11
Georgia................          37              4               7              8             44             12
Idaho..................           3             --              --             --              3             --
Illinois...............          39              1               3             --             42              1
Indiana................          36              2              --             --             36              2
Iowa...................          17             --              --             --             17             --
Kansas.................           8              2               9              2             17              4
Kentucky...............          21              1              --             --             21              1
Louisiana..............          15             --              --             --             15             --
Maine..................          --             --               2             --              2             --
Maryland...............          14             --              --             --             14             --
Massachusetts..........          --             --              16             --             16             --
Michigan...............           6             --              29              4             35              4
Minnesota..............          --             --              28              2             28              2
Mississippi............          10             --              --             --             10             --
Missouri...............           7              1              22              1             29              2
Montana................           5             --              --             --              5             --
Nebraska...............           8             --              --             --              8             --
Nevada.................          --             --              10             --             10             --
New Hampshire..........          --             --               9             --              9             --
New Jersey.............          12             --              --             --             12             --
New Mexico.............           4             --               6             --             10             --
New York...............          27              2               6             --             33              2
North Carolina.........          34              2              --             --             34              2
North Dakota...........           5              1              --             --              5              1
Ohio...................          50              3              --             --             50              3
Oklahoma...............           9             --              --             --              9             --
Oregon.................           7             --              --             --              7             --
Pennsylvania...........          17             --               8             --             25             --
Rhode Island...........          --             --               4             --              4             --
South Carolina.........          35              1              --             --             35              1
South Dakota...........           2             --              --             --              2             --
Tennessee..............          40             --              --              4             40              4
Texas..................          20             --              21             --             41             --
Utah...................           6             --              --             --              6             --
Vermont................          --             --               2             --              2             --
Virginia...............          41              1              --             --             41              1
Washington.............          11             --              --             --             11             --
West Virginia..........           9             --              --             --              9             --
Wisconsin..............          23             --              --             --             23             --
Wyoming................           2             --              --             --              2             --

International:
Canada.................           6             --              --             --              6             --
Germany................           3             --              --             --              3             --
Greece.................           1             --              --             --              1
The Netherlands........           4             --              --             --              4             --
Sweden.................           1             --              --             --              1
Curacao................           1             --              --             --              1             --
                        -------------- -------------- ------------- -------------- --------------- --------------
                                770             24             190             31            960             55
                        ============== ============== ============== ============== ============== ==============


Item 3.       Legal Proceedings

As of December 28, 1997, the Company was using assets owned by a former franchisee in the operation of one restaurant under a purchase rights agreement which required the Company to make certain payments to the franchisee's lender. In 1991, a dispute arose between the lender and the Company over the amount of the payments due the lender. Based upon a then current independent appraisal, the Company offered to settle the dispute and purchase the assets for $1,000,000 in 1991. In November 1992, the lender was declared insolvent by the FDIC and has since been liquidated. The Company closed one of the three restaurants in 1994 and one of the two remaining restaurants in February 1996. In the fourth quarter of 1996, the Company received information indicating that the franchisee's indebtedness to the FDIC had been acquired by a third party. In June 1997, the third party filed a lawsuit against the Company seeking approximately $3,800,000. The lawsuit remains in the discovery phase. The Company believes it has meritorious defenses and will vigorously defend this lawsuit. In the event that the Company were to pay an amount determined to be in excess of the fair market value of the assets, the Company will recognize a loss at the time of such payment.

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

                                     PART II

 Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

1. The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol APPB.

         The table below sets forth for the fiscal quarters indicated the reported high and low sale prices of the Company's common stock, as reported on The Nasdaq Stock Market.


                                                       1997                              1996
                                          -------------------------------   -------------------------------
                                               High            Low               High            Low
                                          --------------- ---------------   --------------- ---------------

                First Quarter              $      31.13    $     23.88       $      25.75    $     17.75
                Second Quarter             $      27.50    $     20.13       $      32.50    $     25.00
                Third Quarter              $      30.38    $     24.00       $      34.25    $     25.00
                Fourth Quarter             $      25.44    $     18.00       $      30.00    $     23.12

2.       Number of stockholders of record at December 28, 1997: 1,282

3. An annual dividend of $0.07 per common share was declared on November 25, 1996 for stockholders of record on December 6, 1996, and the dividend was payable on January 13, 1997. An annual dividend of $0.08 per common share was declared on December 10, 1997 for stockholders of record on December 22, 1997, and the dividend was payable on January 26, 1998.

         The Company presently anticipates continuing the payment of cash dividends based upon its annual net income. The actual amount of such dividends will depend upon future earnings, results of operations, capital requirements, the financial condition of the Company and certain other factors. There can be no assurance as to the amount of net income that the Company will generate in 1998 or future years and, accordingly, there can be no assurance as to the amount that will be available for the declaration of dividends, if any.

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


                                                                     Fiscal Year Ended
                                      --------------------------------------------------------------------------------
                                       December 28,    December 29,    December 31,    December 25,    December 26,
                                           1997            1996            1995            1994            1993
                                      --------------- --------------- --------------- ---------------- ---------------
                                                         (in thousands, except per share amounts)

STATEMENT OF
     EARNINGS DATA:
Company restaurant sales..............   $  452,173      $  358,990      $  299,824      $  222,445     $  159,482
Franchise income......................       63,647          54,141          43,739          31,419         21,324
                                      --------------- --------------- --------------- ---------------- ---------------
     Total operating revenues.........   $  515,820      $  413,131      $  343,563      $  253,864     $  180,806
                                      =============== =============== =============== ================ ===============
Operating earnings....................   $   71,283      $   58,833      $   45,712      $   29,311     $   19,677
Net earnings..........................   $   45,091      $   38,014      $   27,420      $   17,823     $   12,551
Basic net earnings per common
   share..............................   $     1.44      $     1.22      $     0.94      $     0.64     $     0.46
Diluted net earnings per common
   share..............................   $     1.43      $     1.21      $     0.92      $     0.63     $     0.45
Dividends per share...................   $     0.08      $     0.07      $     0.06      $     0.05     $     0.04
Basic weighted average shares
   outstanding........................       31,401          31,188          29,319          27,970         27,543
Diluted weighted average shares
   outstanding........................       31,640          31,533          29,860          28,472         27,932

BALANCE SHEET DATA
     (AT END OF FISCAL YEAR):
Total assets..........................   $  377,474      $  314,111      $  270,680     $   180,014     $  138,680
Long-term obligations, including
  current portion.....................   $   29,105      $   25,843      $   27,427     $    38,697     $   19,845
Stockholders' equity..................   $  290,443      $  244,764      $  203,993     $   108,788     $   92,680

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

The Company operates on a 52 or 53 week fiscal year ending on the last Sunday in December. The Company's fiscal years ended December 28, 1997 and December 29, 1996 contained 52 weeks, and the fiscal year ended December 31, 1995 contained 53 weeks, and are referred to hereafter as 1997, 1996 and 1995, respectively.

Acquisitions

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

The combined earnings of IRC included earnings of limited partnerships which were not taxable entities for federal and state income tax purposes. The accompanying consolidated statements of earnings reflect provisions for income taxes on a pro forma basis as if the Company had been liable for federal and state income taxes on the earnings of IRC's limited partnerships at statutory rates.

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

On April 14, 1997, the Company acquired the operations and assets of 11 franchise restaurants in the St. Louis metropolitan area, referred to herein as the "St. Louis Acquisition." The St. Louis Acquisition was accounted for as a purchase and, accordingly, the results of operations of such restaurants have been reflected in the consolidated financial statements subsequent to the date of acquisition.

On December 23, 1997, the Company entered into an agreement with Apple South, Inc. ("Apple South"), its largest franchisee, to acquire 31 Applebee's restaurants plus one restaurant under construction in the Virginia markets of Norfolk, Richmond, Roanoke and Charlottesville for approximately $93,400,000, subject to certain closing adjustments, referred to herein as the "Virginia Acquisition." The Virginia Acquisition is anticipated to close in late March 1998, subject to obtaining financing, operating licenses and third-party consents, and will be accounted for as a purchase.

Results of Operations

The following table sets forth, for the periods indicated, information derived from the Company's consolidated statements of earnings expressed as a percentage of total operating revenues, except where otherwise noted.
Percentages may not add due to rounding.

                                                                           Fiscal Year Ended
                                                            ------------------------------------------------
                                                             December 28,    December 29,     December 31,
                                                                 1997            1996             1995
                                                            --------------- --------------- ---------------

  Revenues:
       Company restaurant sales.........................            87.7%           86.9%           87.3%
       Franchise income.................................            12.3            13.1            12.7
                                                            --------------- --------------- ---------------
          Total operating revenues......................           100.0%          100.0%          100.0%
                                                            =============== =============== ===============
  Cost of sales (as a percentage of Company restaurant sales):
       Food and beverage................................            27.5%           28.0%           28.3%
       Labor............................................            32.1            31.5            31.7
       Direct and occupancy.............................            25.3            24.4            24.1
       Pre-opening expense..............................             0.8             1.0             0.8
                                                            --------------- --------------- ---------------
          Total cost of sales...........................            85.7%           84.9%           84.8%
                                                            =============== =============== ===============

  General and administrative expenses...................            10.2%           10.6%           11.3%
  Merger costs..........................................              --              --             0.5
  Amortization of intangible assets.....................             0.6             0.6             0.7
  Loss on disposition of restaurants and equipment......             0.2             0.8             0.2
                                                            --------------- --------------- ---------------
  Operating earnings....................................            13.8            14.2            13.3
                                                            --------------- --------------- ---------------
  Other income (expense):
       Investment income................................             0.4             0.7             0.5
       Interest expense.................................            (0.3)           (0.4)           (0.7)
       Other income.....................................             0.1             0.1             0.1
                                                            --------------- --------------- ---------------
          Total other income (expense)..................             0.1             0.5            (0.1)
                                                            --------------- --------------- ---------------
  Earnings before income taxes..........................            13.9            14.7            13.2
  Income taxes (including pro forma provision for
       income taxes)....................................             5.2             5.5             5.2
                                                            --------------- --------------- ---------------
  Net earnings..........................................             8.7%            9.2%            8.0%
                                                            =============== =============== ===============


Fiscal Year Ended December 28, 1997 Compared With Fiscal Year Ended December 29, 1996

Company Restaurant Sales. Overall Company restaurant sales increased $93,183,000 (26%) from $358,990,000 in 1996 to $452,173,000 in 1997. Sales for Company
Applebee's restaurants increased $69,350,000 (24%) from $285,093,000 in 1996 to $354,443,000 in 1997, due primarily to Company restaurant openings and sales from the 11 St. Louis restaurants acquired in April 1997. Sales for Company Rio Bravo Cantina restaurants were $59,523,000 and $83,295,000 in 1996 and 1997, respectively, and sales for the specialty restaurants were $14,374,000 and $14,435,000 in 1996 and 1997, respectively. The increase in sales for the Rio Bravo Cantina restaurants resulted primarily from Company restaurant openings.

Comparable restaurant sales at Company Applebee's restaurants increased by 0.1% in 1997. Weighted average weekly sales at Company Applebee's restaurants increased 2.0% from $40,366 in 1996 to $41,176 in 1997. Comparable restaurant sales and weighted average weekly sales at Company Applebee's restaurants in 1997 were positively affected by menu price increases. In addition, weighted average weekly sales in 1997 increased as a result of the sale of six lower than average volume restaurants in southern California in October 1996 and the purchase of 11 higher than average volume restaurants in St. Louis in April 1997. Excluding these restaurants, weighted average weekly sales decreased 0.2% in 1997.

Price increases were implemented during the fourth quarter of 1996 and the fourth quarter of 1997 for certain menu items. The Company does not expect significant comparable restaurant sales increases and may experience comparable restaurant sales decreases for the 1998 fiscal year for Company Applebee's restaurants, as many of its restaurants operate near sales capacity and various markets continue to experience competitive pressures. Although the Company's experience in developing markets indicates that the opening of multiple restaurants within a particular market results in increased market share, decreases in comparable restaurant sales may result.

Comparable restaurant sales for Company Rio Bravo Cantina restaurants decreased by 1.6% in 1997 due primarily to increased competition in the Atlanta market. Weighted average weekly sales (excluding one restaurant that is open for dinner only) decreased from $66,743 in 1996 to $60,946 in 1997. Weighted average weekly sales in 1997 were impacted by new restaurant openings in new markets, as well as the addition of a new smaller prototype restaurant. When entering new markets where the Company has not yet established a market presence, sales levels are expected to be lower than in the Georgia and Florida markets where the Company has a concentration of Rio Bravo Cantina restaurants and high customer awareness.

Franchise Income. Overall franchise income increased $9,506,000 (18%) from $54,141,000 in 1996 to $63,647,000 in 1997. This increase was due primarily to the increased number of franchise Applebee's and Rio Bravo Cantina restaurants operating during 1997 as compared to 1996. In addition, comparable restaurant sales for franchise Applebee's restaurants increased 0.6% in 1997. Such increases were partially offset by a decrease in weighted average weekly sales for franchise Applebee's restaurants of 0.9% in 1997.

Cost of Company Restaurant Sales. Food and beverage costs decreased from 28.0% in 1996 to 27.5% in 1997 due primarily to operational improvements, purchasing efficiencies resulting from the Company's rapid growth, and menu price increases. Such decreases were partially offset by an increase in food costs during the implementation of the Company's food and menu initiative. Beverage sales, as a percentage of Company restaurant sales, declined from 18.3% in 1996 to 17.8% in 1997 which had a negative impact on overall food and beverage costs, as a percentage of Company restaurant sales. Management believes that the reduction in beverage sales is due in part to the continuation of the overall trend toward increased awareness of responsible alcohol consumption.

Labor costs increased from 31.5% in 1996 to 32.1% in 1997. Such increases were due primarily to the adverse impact on restaurant labor costs during, and for a number of months following, the implementation of the Company's food and menu enhancement initiative in its Applebee's restaurants. The Company expects labor costs, as a percentage of sales, to continue to be impacted during the first half of the 1998 fiscal year as a result of this implementation. Increases in the minimum wage as well as the highly competitive nature of the restaurant industry continue to exert pressure on both hourly labor and management costs. An increase in the Federal minimum wage went into effect on October 1, 1996, and a second increase became effective on September 1, 1997. In addition, the 1997 fiscal year was negatively impacted by an increase in group medical insurance costs.

Direct and occupancy costs increased from 24.4% in 1996 to 25.3% in 1997. Such increases were due, in part, to the new plateware costs relating to the Company's food and menu enhancement initiative in its Applebee's restaurants. In addition, such increases were partially due to an increase in repairs and maintenance expense relating to maintenance contracts on restaurant point-of-sale systems as well as the aging of the Company's restaurants, higher depreciation expense associated with new restaurants, and increases in utility costs and property taxes.

General and Administrative Expenses. General and administrative expenses decreased from 10.6% in 1996 to 10.2% in 1997 due primarily to the absorption of general and administrative expenses over a larger revenue base as well as the additional leverage resulting from the St. Louis Acquisition. A portion of the decrease in 1997 was due to a decrease in executive bonuses. General and administrative expenses increased by $8,692,000 during 1997 compared to 1996 due primarily to the costs of additional personnel associated with the Company's development efforts and system-wide expansion, including costs related to the franchising and expansion of the Rio Bravo Cantina concept.

Loss on Disposition of Restaurants and Equipment. Loss on disposition of restaurants and equipment decreased from $3,318,000 in 1996 to $1,209,000 in 1997. In October 1996, the Company completed the sale of six of its eight Company owned Applebee's restaurants located in the San Bernardino and Riverside counties of southern California. The operations of the six restaurants and future restaurant development in the market area were assumed by an existing Applebee's franchisee. The sales price was $8,500,000 and a loss on the disposition of the properties of $75,000 was recorded in the third quarter of 1996. During the fourth quarter of 1996, the Company recognized a loss of $2,500,000 primarily relating to the intended disposition of the two remaining restaurants in the territory.

Investment Income. Investment income decreased in 1997 compared to 1996 primarily as a result of decreases in cash and cash equivalents and short-term investments due to capital expenditures and acquisitions.

Interest Expense. Interest expense increased in 1997 compared to 1996 primarily as a result of interest on capitalized leases associated with the St. Louis Acquisition.

Income Taxes. The effective income tax rate, as a percentage of earnings before income taxes, was 37.2% in 1997 compared to 37.4% in 1996. The decrease in the Company's overall effective tax rate in 1997 was due primarily to a reduction in state income taxes and an increase in credits resulting from FICA taxes on tips.

Fiscal Year Ended December 29, 1996 Compared With Fiscal Year Ended December 31, 1995

Company Restaurant Sales. Overall Company restaurant sales increased $59,166,000 (20%) from $299,824,000 in 1995 to $358,990,000 in 1996. Sales for Company
Applebee's restaurants increased $47,743,000 (20%) from $237,350,000 in 1995 to $285,093,000 in 1996, due primarily to Company restaurant openings and sales from the five Philadelphia restaurants acquired in April 1995, as well as an increase in comparable restaurant sales. Sales for Company Rio Bravo Cantina restaurants were $48,135,000 and $59,523,000 in 1995 and 1996, respectively, and sales for the specialty restaurants were $14,339,000 and $14,374,000 in 1995 and 1996, respectively. The increase in sales for the Rio Bravo Cantina restaurants resulted primarily from Company restaurant openings and an increase in comparable restaurant sales.

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

Capital expenditures were $65,672,000 in 1996 and $128,155,000 in 1997 (which includes $36,150,000 related to the St. Louis Acquisition and $1,525,000 related to the purchase of the remaining 50% interest in a joint venture arrangement with the Company's franchisee in Nevada). The Company currently expects to open 32 Applebee's restaurants and 11 Rio Bravo Cantina restaurants in 1998. Capital expenditures in fiscal 1998 are expected to be between $85,000,000 and $90,000,000 (excluding $93,400,000 relating to the Virginia Acquisition), primarily for the development of new restaurants, refurbishments of and capital replacements for existing restaurants, and enhancements to information systems for the Company's restaurants and corporate office. The amount of actual capital expenditures will be dependent upon, among other things, the proportion of leased versus owned properties as the Company expects to continue to purchase a portion of its sites. In addition, if the Company opens more restaurants than it currently anticipates or acquires additional restaurants, its capital requirements will increase accordingly.

The Company has certain debt agreements containing various covenants and restrictions which, among other things, require the maintenance of a stipulated fixed charge coverage ratio and minimum consolidated net worth, as defined, and also limit additional indebtedness in excess of specified amounts. The debt agreements also restrict the amount of retained earnings available for the payment of cash dividends. At December 28, 1997, retained earnings were not restricted for the payment of cash dividends. The Company is currently in compliance with the covenants of all of its debt agreements.

As of December 28, 1997, the Company held liquid assets totaling $19,814,000, consisting of cash and cash equivalents ($8,908,000) and short-term investments ($10,906,000). No amounts were outstanding under the revolving credit facility; however, standby letters of credit issued under the facility totaling $1,887,000 were outstanding as of December 28, 1997.

On January 22, 1998, the Company entered into a loan commitment with Merrill Lynch Capital Corporation to provide $225,000,000 in senior secured credit facilities, consisting of an eight-year senior secured term loan of $125,000,000 and a five-year secured revolving credit facility of $100,000,000.

The Company anticipates that it will use the proceeds of the facilities approximately as follows:

           (i) $105,000,000 to fund the Virginia Acquisition (including related transaction fees and expenses);

           (ii)   $20,000,000  to  refinance   certain   existing   indebtedness
                  currently bearing interest at 7.70%; and

           (iii) $100,000,000 for ongoing working capital needs and general corporate purposes (including stock repurchases as described below).

Up to $50,000,000 of the facilities will be available to fund repurchases of the Company's common stock. Since December 28, 1997 and through March 9, 1998, the Company has repurchased 1,270,000 shares of its common stock at an aggregate value of $25,000,000, pursuant to plans approved by the Company's Board of Directors. The Company contemplates further purchases of up to $25,000,000 subject to the completion of the financing discussed above.

The senior term loan is expected to bear interest at LIBOR plus 2.25% and require semi-annual principal payments aggregating $1,250,000 per year for each of the first seven years, with the remaining $116,250,000 due during the eighth year. The revolving credit facility is expected to bear interest at LIBOR plus 1.375%.

Both the senior term loan and the revolving credit facility will be subject to standard other terms, conditions, covenants, and fees and will be secured by the stock of each of the Company's present and future subsidiaries and all intercompany debt of the Company and such subsidiaries. The loan commitment is anticipated to close concurrently with the Virginia Acquisition.

The Company believes that its liquid assets and cash generated from operations, combined with borrowings available under its new $225,000,000 senior secured credit facilities, will provide sufficient funds for its capital requirements for the foreseeable future.

Inflation

Substantial increases in costs and expenses, particularly food, supplies, labor and operating expenses, could have a significant impact on the Company's operating results to the extent that such increases cannot be passed along to customers. The Company does not believe that inflation has materially affected its operating results during the past three years.

A majority of the Company's employees are paid hourly rates related to federal and state minimum wage laws and various laws that allow for credits to that wage. An increase in the Federal minimum wage went into effect on October 1, 1996, and a second increase became effective on September 1, 1997. In addition, increases in the minimum wage are also being discussed by various state governments. Although the Company has been able to and will continue to attempt to pass along increases in costs through food and beverage price increases, there can be no assurance that all such increases can be reflected in its prices or that increased prices will be absorbed by customers without diminishing, to some degree, customer spending at its restaurants.

New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997. The Company does not believe the reporting and display of comprehensive income will materially impact the financial statements.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be presented. This statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application.

Forward-Looking Statements

The statements contained herein regarding future sales, operating costs, restaurant development and capital expenditures are forward-looking and based on current expectations. There are several risks and uncertainties that could cause actual results to differ materially from those described. For a discussion of the principal factors that could cause actual results to be materially different, refer to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on February 9, 1998.

Impact of the Year 2000

The Year 2000 will have a broad impact on the business environment in which the Company operates due to the possibility that many computer systems across all industries will be unable to process information containing dates beginning in the Year 2000. The Company has conducted a preliminary assessment of the impact of the Year 2000 on its accounting, finance, and other systems, as well as the impact on its external business partners, in order to identify and address potential business issues relating to the Year 2000. Based on this preliminary assessment, the Company believes that its significant systems are Year 2000 compliant, and the costs associated with such compliance have not had, and will not have, a material impact on the Company's results of operations.

Item 8.       Financial Statements and Supplementary Data

See the Index to Consolidated Financial Statements on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant

For information with respect to the executive officers of the Company, see "Executive Officers of the Registrant" in Part I of this report. For information with respect to the Directors of the Company, see the Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 6, 1998, which is incorporated herein by reference.

Item 11.      Executive Compensation

The information set forth under the caption "Executive Compensation" in the Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 6, 1998, is incorporated herein by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

The information set forth under the caption "Security Ownership of Officers, Directors and Certain Beneficial Owners" in the Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 6, 1998, is incorporated herein by reference.

Item 13.      Certain Relationships and Related Transactions

The information set forth under the caption "Certain Transactions" in the Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 6, 1998, is incorporated herein by reference.

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

(b)       Reports on Form 8-K:

         The Company filed a report on Form 8-K on October 7, 1997 in accordance with the Private Securities Litigation Reform Act of 1995 listing factors that could cause actual results to differ materially from those projected in forward-looking statements made by the Company.

         The Company filed a report on Form 8-K on December 11, 1997, announcing the declaration of a dividend on its common stock to stockholders of record as of December 22, 1997, payable on January 26, 1998.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      APPLEBEE'S INTERNATIONAL, INC.


Date:     March 17, 1998              By:    /s/   Lloyd L. Hill
          -----------------               -----------------------------------
                                          Lloyd L. Hill
                                          Chief Executive Officer


                                POWER OF ATTORNEY

KNOWN TO ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lloyd L. Hill and Robert T. Steinkamp, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:     /s/   Lloyd L. Hill                 Date:    March 17, 1998
        ----------------------------                 -----------------
        Lloyd L. Hill
        Director and Chief Executive Officer
        (principal executive officer)

By:     /s/   George D. Shadid              Date:    March 17, 1998
        ----------------------------                 -----------------
        George D. Shadid
        Executive Vice President and Chief Financial Officer
        (principal financial officer)

By:     /s/   Mark A. Peterson              Date:    March 13, 1998
        ----------------------------                 -----------------
        Mark A. Peterson
        Vice President and Controller
        (principal accounting officer)

By:     /s/   Abe J. Gustin, Jr.            Date:    March 17, 1998
        ----------------------------                 -----------------
        Abe J. Gustin, Jr.
        Director, Chairman of the Board

By:     /s/   D. Patrick Curran             Date:    March 11, 1998
        ----------------------------                 -----------------
        D. Patrick Curran
        Director


By:     /s/   Eric L. Hansen                Date:    March 15, 1998
        ----------------------------                 -----------------
        Eric L. Hansen
        Director


By:     /s/   Jack P. Helms                 Date:    March 17, 1998
        ----------------------------                 -----------------
        Jack P. Helms
        Director


By:     /s/   Kenneth D. Hill               Date:    March 11, 1998
        ----------------------------                 -----------------
        Kenneth D. Hill
        Director


By:     /s/   Robert A. Martin              Date:    March 13, 1998
        ----------------------------                 -----------------
        Robert A. Martin
        Director


By:     /s/   Burton M. Sack                Date:    March 11, 1998
        ----------------------------                 -----------------
        Burton M. Sack
        Director

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                               Page




   Independent Auditors' Report.............................................................................  F-2

   Consolidated Balance Sheets as of December 28, 1997 and
       December 29, 1996  ..................................................................................  F-3

   Consolidated Statements of Earnings for the Fiscal Years Ended
       December 28, 1997,  December 29, 1996 and December 31, 1995..........................................  F-4

   Consolidated Statements of Stockholders' Equity for the Fiscal Years
       Ended December 28, 1997, December 29, 1996 and December 31, 1995.....................................  F-5

   Consolidated Statements of Cash Flows for the Fiscal Years Ended
       December 28, 1997, December 29, 1996 and December 31, 1995...........................................  F-6

   Notes to Consolidated Financial Statements...............................................................  F-8



                          INDEPENDENT AUDITORS' REPORT


Applebee's International, Inc.:

We have audited the accompanying consolidated balance sheets of Applebee's International, Inc. and subsidiaries (the "Company") as of December 28, 1997 and December 29, 1996, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three fiscal years in the period ended December 28, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applebee's International, Inc. and subsidiaries at December 28, 1997 and December 29, 1996, and the consolidated results of their operations and cash flows for each of the three fiscal years in the period ended December 28, 1997 in conformity with generally accepted accounting principles.





DELOITTE & TOUCHE LLP

Kansas City, Missouri
February 13, 1998
(March 9, 1998 as to the
third paragraph of Note 16)

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except per share amounts)


                                                                                      December 28,      December 29,
                                                                                          1997              1996
                                                                                     -------------     --------------

                                                       ASSETS
Current assets:
     Cash and cash equivalents...................................................     $   8,908         $  17,346
     Short-term investments, at market value.....................................        10,906            40,064
     Receivables, net of allowance...............................................        16,390            19,245
     Inventories.................................................................         4,788             4,557
     Prepaid and other current assets............................................         2,962             2,780
                                                                                     -------------     --------------
        Total current assets.....................................................        43,954            83,992
Property and equipment, net......................................................       276,082           196,950
Goodwill, net....................................................................        48,065            22,607
Franchise interest and rights, net...............................................         4,667             5,236
Deferred income taxes............................................................            --             1,366
Other assets.....................................................................         4,706             3,960
                                                                                     -------------     --------------
                                                                                      $ 377,474         $ 314,111
                                                                                     =============     ==============


                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt...........................................     $   6,306         $     968
     Current portion of obligations under noncompetition and consulting agreement           220               220
     Accounts payable............................................................        19,731            11,949
     Accrued expenses and other current liabilities..............................        28,547            25,597
     Accrued dividends...........................................................         2,518             2,191
     Accrued income taxes........................................................         5,166               918
                                                                                     -------------     --------------
        Total current liabilities................................................        62,488            41,843
                                                                                     -------------     --------------
Non-current liabilities:
     Long-term debt - less current portion.......................................        22,579            24,435
     Franchise deposits..........................................................         1,532             1,793
     Obligations under noncompetition and consulting agreement - less current
        portion..................................................................            --               220
     Deferred income taxes.......................................................           432                --
                                                                                     -------------     --------------
        Total non-current liabilities............................................        24,543            26,448
                                                                                     -------------     --------------
        Total liabilities........................................................        87,031            68,291
Minority interest in joint venture...............................................            --             1,056
Commitments and contingencies (Notes 7, 8 and 12)
Stockholders' equity:
     Preferred stock - par value $0.01 per share:  authorized - 1,000,000 shares;
        no shares issued.........................................................            --                --
     Common stock - par value $0.01 per share:  authorized - 125,000,000 shares;
        issued - 31,744,009 shares in 1997 and 31,580,955 shares in 1996.........           317               316
     Additional paid-in capital..................................................       156,165           153,028
     Retained earnings...........................................................       134,654            92,081
     Unrealized gain on short-term investments, net of income taxes..............            95               188
                                                                                     -------------     --------------
                                                                                        291,231           245,613
     Treasury stock - 261,629 shares in 1997 and 281,772 shares in 1996, at cost.          (788)             (849)
                                                                                     -------------     --------------
        Total stockholders' equity...............................................       290,443           244,764
                                                                                     -------------     --------------
                                                                                      $ 377,474         $ 314,111
                                                                                     =============     ==============

                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (in thousands, except per share amounts)


                                                                                  Fiscal Year Ended
                                                                  --------------------------------------------------
                                                                   December 28,      December 29,       December 31,
                                                                       1997             1996              1995
                                                                  -------------     -------------      -------------

 Revenues:
      Company restaurant sales................................     $ 452,173         $ 358,990          $ 299,824
      Franchise income........................................        63,647            54,141             43,739
                                                                  -------------     -------------      -------------
         Total operating revenues.............................       515,820           413,131            343,563
                                                                  -------------     -------------      -------------
 Cost of Company restaurant sales:
      Food and beverage.......................................       124,469           100,534             84,776
      Labor...................................................       145,165           112,969             94,935
      Direct and occupancy....................................       114,196            87,740             72,228
      Pre-opening expense.....................................         3,661             3,557              2,234
                                                                  -------------     -------------      -------------
         Total cost of Company restaurant sales...............       387,491           304,800            254,173
                                                                  -------------     -------------      -------------

 General and administrative expenses..........................        52,579            43,887             38,753
 Merger costs.................................................            --                --              1,770
 Amortization of intangible assets............................         3,258             2,293              2,305
 Loss on disposition of restaurants and equipment.............         1,209             3,318                850
                                                                  -------------     -------------      -------------
 Operating earnings...........................................        71,283            58,833             45,712
                                                                  -------------     -------------      -------------
 Other income (expense):
      Investment income.......................................         1,834             2,863              1,764
      Interest expense........................................        (1,705)           (1,571)            (2,507)
      Other income............................................           389               600                357
                                                                  -------------     -------------      -------------
         Total other income (expense).........................           518             1,892               (386)
                                                                  -------------     -------------      -------------
 Earnings before income taxes.................................        71,801            60,725             45,326
 Income taxes.................................................        26,710            22,711             17,906
                                                                  -------------     -------------      -------------
 Net earnings.................................................     $  45,091         $  38,014          $  27,420
                                                                  =============     =============     ==============

 Basic net earnings per common share..........................     $    1.44         $    1.22          $    0.94
                                                                  =============     =============      =============
 Diluted net earnings per common share........................     $    1.43         $    1.21          $    0.92
                                                                  =============     =============      =============

 Basic weighted average shares outstanding....................        31,401            31,188             29,319
                                                                  =============     =============      =============
 Diluted weighted average shares outstanding..................        31,640            31,533             29,860
                                                                  =============     =============      =============











                      See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                (dollars in thousands, except per share amounts)





                                                                                       Unrealized
                                                                                       Gain (Loss)
                                          Common Stock          Additional                 on                     Total
                                    -------------------------    Paid-In    Retained   Short-Term   Treasury   Stockholders'
                                       Shares       Amount       Capital    Earnings   Investments   Stock        Equity
                                    -------------- ---------- ------------ ----------- ---------- ----------- -------------

Balance, December 25, 1994.........  28,295,479     $  283     $  78,675   $ 30,775    $  (96)     $ (849)    $   108,788

   Issuance of common stock from
     public offering...............   2,415,000         24        60,410      --          --           --          60,434
   Dividends on common stock,
     $0.06 per share...............       --          --             --      (1,861)      --           --          (1,861)
   Stock options exercised:
     Company.......................     588,038          6         4,649      --          --           --           4,655
     IRC...........................       --          --           1,333      --          --           --           1,333
   Income tax benefit upon exercise
     of stock options..............       --          --           2,615      --          --           --           2,615
   Change in unrealized gain on
     short-term investments, net of
     income taxes..................       --          --             --       --          286          --             286
   Adjustment related to tax basis
     of pooled entities............       --          --             250      --          --           --             250
   Pro forma provision for income
     taxes of pooled company.......       --          --             --          73       --           --              73
   Reclassification of net income
     of IRC partnerships...........       --          --             149       (149)      --           --             --
   Net earnings....................       --          --             --      27,420       --           --          27,420
                                    -------------- ---------- ------------ ----------- ---------- ----------- -------------

Balance, December 31, 1995.........  31,298,517        313       148,081     56,258       190        (849)        203,993

   Dividends on common stock,
     $0.07 per share...............       --          --             --      (2,191)      --           --          (2,191)
   Stock options exercised.........     282,438          3         3,798      --          --           --           3,801
   Income tax benefit upon exercise
     of stock options..............       --          --           1,149      --          --           --           1,149
   Change in unrealized gain on
     short-term investments, net of
     income taxes..................       --          --             --       --           (2)         --              (2)
   Net earnings....................       --          --             --      38,014       --           --          38,014
                                    -------------- ---------- ------------ ----------- ---------- -------------------------

Balance, December 29, 1996.........  31,580,955        316       153,028     92,081       188        (849)        244,764

   Dividends on common stock,
     $0.08 per share...............       --          --             --      (2,518)      --           --          (2,518)
   Stock options exercised.........     163,054          1         2,193      --          --           --           2,194
   Shares sold under employee
     stock purchase plan...........       --          --             396      --          --           61             457
   Income tax benefit upon exercise
     of stock options..............       --          --             548      --          --           --             548
   Change in unrealized gain on
     short-term investments, net of
     income taxes..................       --          --             --       --          (93)         --             (93)
   Net earnings....................       --          --             --      45,091       --           --          45,091
                                    -------------- ---------- ------------ ----------- ---------- ----------- -------------

Balance, December 28, 1997.........  31,744,009     $  317     $ 156,165   $134,654     $  95      $ (788)    $   290,443
                                    ============== ========== ============ =========== ========== =========== =============


               See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                                                     Fiscal Year Ended
                                                                       ----------------------------------------------
                                                                       December 28,    December 29,    December 31,
                                                                           1997            1996            1995
                                                                      --------------- --------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings..................................................    $  45,091       $  38,014       $  27,420
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
        Depreciation and amortization..............................       20,877          15,652          11,964
        Amortization of intangible assets..........................        3,258           2,293           2,305
        Loss (gain) on sale of investments.........................           20              27             (67)
        Deferred income tax provision (benefit)....................        1,001             128            (179)
        Loss on disposition of restaurants and equipment...........        1,209           3,318             850
        Pro forma provision for income taxes of pooled company.....           --              --              73
     Changes in assets and liabilities (exclusive of effects of acquisitions other than pooled company):
        Receivables................................................        2,451          (2,702)         (2,447)
        Inventories................................................          (66)          5,479          (4,877)
        Prepaid and other current assets...........................          671            (898)            155
        Accounts payable...........................................        7,782             766             433
        Accrued expenses and other current liabilities.............        2,400           2,806           5,307
        Accrued income taxes.......................................        4,248            (723)           (328)
        Franchise deposits.........................................         (261)            625            (187)
        Other......................................................       (1,302)           (139)            356
                                                                      --------------- --------------- ---------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES..................       87,379          64,646          40,778
                                                                      --------------- --------------- ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of short-term investments...........................      (19,150)        (49,487)        (16,809)
     Maturities and sales of short-term investments................       48,117          31,149           4,392
     Purchases of property and equipment...........................      (90,480)        (65,672)        (51,899)
     Acquisitions of restaurants...................................      (33,650)             --          (9,682)
     Acquisition of minority interest in joint venture.............       (1,525)             --              --
     Proceeds from sale of restaurants and equipment...............          988           4,314             104
                                                                      --------------- --------------- ---------------
        NET CASH USED BY INVESTING ACTIVITIES......................      (95,700)        (79,696)        (73,894)
                                                                      --------------- --------------- ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock........................           --              --          60,434
     Dividends paid................................................       (2,191)         (1,861)         (1,269)
     Issuance of common stock upon exercise of stock options.......        2,194           3,801           5,988
     Income tax benefit upon exercise of stock options.............          548           1,149           2,615
     Shares sold under employee stock purchase plan................          457              --              --
     Proceeds from issuance of long-term debt......................           --              --           8,087
     Payments on long-term debt....................................         (974)           (945)        (22,179)
     Payments under noncompetition and consulting agreement........         (220)           (220)           (220)
     Minority interest in net earnings of joint venture............           69             284             214
                                                                      --------------- --------------- ---------------
        NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES...........         (117)          2,208          53,670
                                                                      --------------- --------------- ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...............       (8,438)        (12,842)         20,554
CASH AND CASH EQUIVALENTS, beginning of period.....................       17,346          30,188           9,634
                                                                      --------------- --------------- ---------------
CASH AND CASH EQUIVALENTS, end of period...........................    $   8,908       $  17,346       $  30,188
                                                                      =============== =============== ===============


                   See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                             (dollars in thousands)


                                                                             Fiscal Year Ended
                                                            -----------------------------------------------------
                                                              December 28,      December 29,       December 31,
                                                                  1997              1996               1995
                                                            ----------------- -----------------  -----------------
SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
     Cash paid during the year for:
       Income taxes....................................        $     20,613      $     22,437       $     15,537
                                                            ================= =================  =================
       Interest........................................        $      2,573      $      1,061       $      3,060
                                                            ================= =================  =================

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Capitalized leases of $2,610,000 were recorded in April 1995 when the Company acquired the operations and assets of five franchise restaurants (see Note 4). A capitalized lease of $424,000 was recorded in July 1995 when the Company entered into a lease for a new restaurant. This lease was transferred to a franchisee in connection with the sale of six restaurants in October 1996.

The Company received a $5,000,000 promissory note in connection with the sale of six restaurants in October 1996 (see Note 10), which was paid in full in January 1997.

Capitalized leases of $4,055,000 were recorded in April 1997 when the Company acquired the operations and assets of 11 franchise restaurants. In connection with this acquisition, the Company issued $2,500,000 of promissory notes (see
Note 4).

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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    Organization

Applebee's International, Inc. and its subsidiaries (the "Company") develops, franchises and operates casual dining restaurants principally under the names "Applebee's Neighborhood Grill & Bar" and "Rio Bravo Cantina." As of December 28, 1997, there were 960 Applebee's restaurants, of which 770 were operated by franchisees and 190 were operated by the Company, and 55 Rio Bravo Cantina restaurants, of which 24 were operated by franchisees and 31 were operated by the Company. The Company also operated four other specialty restaurants. Such restaurants were located in 48 states, Canada, Europe and the Caribbean.

2.    Summary of Significant Accounting Policies

Principles of consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany profits, transactions and balances have been eliminated.

Fiscal year: The Company's fiscal year ends on the last Sunday of the calendar year. The fiscal years ended December 28, 1997 and December 29, 1996 contained 52 weeks, and the fiscal year ended December 31, 1995 contained 53 weeks, and are referred to hereafter as 1997, 1996 and 1995, respectively.

Short-term investments: Short-term investments are comprised of U.S. government and agency securities, certificates of deposit, state and municipal bonds, and preferred stocks. Gains and losses from sales are determined using the specific identification method. As of December 28, 1997, all short-term investments have been classified as available-for-sale.

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market.

Pre-opening expense: The Company expenses direct training and other costs related to opening new or relocated restaurants in the month of opening.

Property and equipment: Property and equipment are stated at cost. Depreciation is provided primarily on a straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the lease term, including renewal options, or the estimated useful life of the related asset. The general ranges of original depreciable lives are as follows:

                                                                           Years
      Buildings....................................................          20
      Leasehold improvements.......................................       15-20
      Furniture and equipment......................................         3-7

Interest has been capitalized in connection with the development of new restaurants and is amortized over the estimated useful life of the related asset. Interest costs of $755,000, $618,000 and $624,000 were capitalized during 1997, 1996 and 1995, respectively.

Goodwill: Goodwill represents the excess of cost over fair market value of net assets acquired by the Company. Goodwill is being amortized over periods ranging from 15 to 20 years on a straight-line basis. Accumulated amortization at December 28, 1997 and December 29, 1996 was $7,595,000 and $5,155,000,
respectively.

Impairment of long-lived assets: Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Franchise interest and rights: Franchise interest and rights represent allocations of purchase price to either the purchased restaurants or franchise operations acquired. The allocated costs are amortized over the estimated life of the restaurants or the franchise agreements on a straight-line basis ranging from 7 to 20 years. Accumulated amortization at December 28, 1997 and December 29, 1996 was $6,263,000 and $5,695,000, respectively.

Franchise revenues: Franchise revenues are deferred until substantial performance of franchisor obligations is complete. Initial franchise fees, included in franchise income in the consolidated statements of earnings, totaled $4,263,000, $4,615,000 and $4,162,000 for 1997, 1996 and 1995, respectively.

Advertising costs: The Company expenses advertising costs for Company owned restaurants as incurred except for production costs of advertising which are expensed the first time the advertising takes place. Advertising expense related to Company restaurants was $20,752,000, $16,470,000 and $12,749,000 for 1997,
1996 and 1995, respectively.

Stock-based compensation: The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." The Statement encourages rather than requires companies to adopt a method that accounts for stock compensation awards based on their estimated fair value at the date they are granted. Companies are permitted, however, to account for stock compensation awards under Accounting Principles Board ("APB") Opinion No. 25 which requires compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. The Company has elected to continue to apply APB Opinion No. 25 and has disclosed the pro forma net earnings and earnings per share, determined as if the fair value method had been applied, in Note 14.

Earnings per share: The Company adopted SFAS No. 128, "Earnings Per Share," during 1997. SFAS No. 128 requires presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. All prior period weighted average and per share information has been restated in accordance with SFAS No. 128. Outstanding stock options issued by the Company represent the only dilutive effect on weighted average shares. A reconciliation between basic and diluted weighted average shares outstanding and the related earnings per share calculation is presented below (in thousands, except per share amounts):

                                                                1997              1996              1995
                                                          ---------------  ----------------  -----------------

      Net earnings.......................................   $     45,091      $     38,014      $     27,420
                                                          ================  ================  ================

      Basic weighted average shares outstanding..........         31,401            31,188            29,319
      Dilutive effect of stock options...................            239               345               541
                                                          ----------------  ----------------  ----------------
      Diluted weighted average shares outstanding........         31,640            31,533            29,860
                                                          ================  ================  ================

      Basic net earnings per common share................   $       1.44      $       1.22      $       0.94
                                                          ================  ================  ================
      Diluted net earnings per common share..............   $       1.43      $       1.21      $       0.92
                                                          ================  ================  ================

Stock options with exercise prices greater than the average market price of the Company's common stock for the applicable periods are excluded from the computation of diluted weighted average shares outstanding. Such options totaled approximately 1,625,000, 1,368,000 and 374,000 for 1997, 1996 and 1995,
respectively.

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

New accounting pronouncements: In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997. The Company does not believe the reporting and display of comprehensive income will materially impact the financial statements.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be presented. This statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application.

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

The estimated fair values of the Company's financial instruments are as follows (in thousands):

                                                   December 28, 1997                   December 29, 1996
                                           ----------------------------------- ----------------------------------
                                               Carrying            Fair            Carrying           Fair
                                                Amount            Value             Amount           Value
                                           ----------------- ----------------- ----------------- ----------------

   Short-term investments.................    $     10,906      $     10,906      $     40,064     $     40,064
   Long-term debt, excluding
     capitalized lease obligations........    $     24,306      $     24,941      $     22,780     $     23,099

4.    Acquisitions

IRC Merger: On March 23, 1995, a wholly-owned subsidiary of the Company merged with and into Innovative Restaurant Concepts, Inc. ("IRC"), referred to herein as the "IRC Merger." Immediately prior to the IRC Merger, IRC's affiliated limited partnerships, Cobb/Gwinnett Rio, Ltd., Rio Real Estate, L.P. and CG Restaurant Partners, Ltd., were liquidated, and contemporaneously with the IRC Merger, the Company acquired the interests of the limited partners in the distributed assets of these partnerships. As a result of the IRC Merger, IRC became a wholly-owned subsidiary of the Company. A total of approximately 2,630,000 shares of the Company's newly-issued common stock was issued to the shareholders and limited partners of IRC, including IRC shares issued in 1995 upon the exercise of IRC stock options prior to the IRC Merger. IRC employees also exchanged pre-existing stock options for options to purchase approximately 147,000 shares of the Company's common stock. In addition, the Company assumed approximately $13,700,000 of IRC indebtedness, of which $1,270,000 was repaid at closing and the remainder was repaid during 1995. At the time of the IRC Merger, IRC operated 17 restaurants, 13 of which were Rio Bravo Cantinas, a Mexican restaurant concept, and four were other specialty restaurants. The IRC Merger was accounted for as a pooling of interests. Merger costs of $1,770,000 relating to the IRC Merger were expensed in 1995. Merger costs include investment banking fees, legal and accounting fees, and other merger related expenses. The impact of these costs on net earnings per common share was approximately $0.06 in 1995.

Other restaurant acquisitions: On April 3, 1995, the Company acquired the operations of five franchise restaurants and the related furniture and fixtures, certain land and leasehold improvements, and rights to future development of restaurants for a total purchase price of $9,682,000. The acquisition was accounted for as a purchase, and accordingly, the purchase price has been allocated to the fair value of net assets acquired and resulted in an allocation to goodwill of $6,432,000. In connection with this acquisition, the Company also recorded capitalized leases of $2,610,000. The 1995 financial statements reflect the results of operations of such restaurants subsequent to the date of acquisition. Results of operations of such restaurants prior to acquisition were not material in relation to the Company's operating results for the periods shown.

In 1997, the Company exercised its option to purchase the remaining 50% interest in a joint venture arrangement with its franchisee in Nevada for $1,525,000.

On April 14, 1997, the Company acquired the operations of 11 franchise Applebee's restaurants located in the St. Louis metropolitan area and the related furniture and fixtures, certain land and leasehold improvements, and rights to future development of restaurants for a total purchase price of $36,150,000. The purchase price was paid in a combination of $33,650,000 in cash and $2,500,000 of promissory notes, of which $1,500,000 was payable in January 1998 and $1,000,000 is payable in December 1998. One of the principals of the franchisee was related to a person who was a director of the Company until May 1997. The acquisition was accounted for as a purchase, and accordingly, the purchase price has been allocated to the fair value of net assets acquired and resulted in an allocation to goodwill of approximately $27,000,000 which is being amortized on a straight-line basis over 20 years. In connection with this acquisition, the Company also recorded capitalized leases of $4,055,000. The results of operations of such restaurants have been reflected in the consolidated financial statements subsequent to the date of acquisition. Results of operations of such restaurants prior to acquisition were not material in relation to the Company's operating results for the periods shown.

On December 23, 1997, the Company entered into an agreement with Apple South, Inc. ("Apple South"), its largest franchisee, to acquire 31 Applebee's restaurants plus one restaurant under construction in the Virginia markets of Norfolk, Richmond, Roanoke and Charlottesville for approximately $93,400,000, subject to certain closing adjustments, referred to herein as the "Virginia Acquisition." The Virginia Acquisition is anticipated to close in late March 1998, subject to obtaining financing, operating licenses and third-party consents, and will be accounted for as a purchase. See Note 12 for additional commitments and contingencies relating to the agreement with Apple South.

5.    Short-Term Investments

The amortized cost, estimated market value and unrealized gains or losses on short-term investments are as follows (in thousands):

                                            December 28, 1997                         December 29, 1996
                                ------------------------------------------ ------------------------------------------
                                  Amortized    Unrealized      Market       Amortized    Unrealized       Market
                                    Cost          Gain          Value         Cost          Gain          Value
                                -------------- ------------- ------------- ------------- ------------- --------------

Certificates of deposit........   $        19   $       --    $        19   $        19   $       --    $        19
Preferred stocks...............           402            56           458         1,374            52         1,426
U.S. government and
   agency securities...........         4,496           --          4,496        19,829           150        19,979
State and local
   municipal securities........         5,837            96         5,933        18,541            99        18,640
                                -------------- ------------- ------------- ------------- ------------- --------------
                                  $    10,754   $       152   $    10,906   $    39,763   $       301   $    40,064
                                ============== ============= ============= ============= ============= ==============

The amortized cost and estimated market value of debt securities as of December 28, 1997, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                             Amortized            Market
                                                                               Cost               Value
                                                                         ------------------  -----------------
      Due within one year or less......................................     $      2,911        $      2,911
      Due after one year through five years............................            7,422               7,518
                                                                         ------------------  -----------------
                                                                            $     10,333        $     10,429
                                                                         ==================  =================

6.    Receivables

Receivables are comprised of the following (in thousands):

                                                                           December 28,        December 29,
                                                                               1997                1996
                                                                         -----------------   -----------------

      Franchise royalty, advertising and trade receivables.............     $     12,406        $      9,801
      Notes receivable.................................................            1,150               6,305
      Credit card receivables..........................................            2,272               1,636
      Interest and dividends receivable................................              288                 833
      Franchise fee receivables........................................              743                 425
      Other............................................................              368                 515
                                                                         -----------------   -----------------
                                                                                  17,227              19,515
      Less allowance for bad debts.....................................              837                 270
                                                                         -----------------   -----------------
                                                                            $     16,390        $     19,245
                                                                         =================   =================

Included in notes receivable as of December 29, 1996 was a $5,000,000 promissory note which was received from a franchisee in connection with the sale of six restaurants in October 1996 (see Note 10), which was paid in full in January 1997.

The provision for bad debts totaled $635,000 for 1997 and $250,000 for 1995. No provision for bad debts was recorded during 1996. Write-offs against the allowance for bad debts totaled $68,000, $453,000 and $267,000 during 1997, 1996 and 1995, respectively.

7.    Property and Equipment

Property and equipment, net is comprised of the following (in thousands):

                                                                           December 28,       December 29,
                                                                               1997               1996
                                                                         -----------------  ------------------

      Land.............................................................     $     52,638        $    38,340
      Buildings and leasehold improvements.............................          176,517            125,486
      Furniture and equipment..........................................          106,125             77,034
      Construction in progress.........................................           10,238              7,882
                                                                         -----------------  ------------------
                                                                                 345,518            248,742
      Less accumulated depreciation and capitalized
         lease amortization............................................           69,436             51,792
                                                                         -----------------  ------------------
                                                                            $    276,082       $    196,950
                                                                         =================  ==================

Property under capitalized leases in the amount of $4,540,000 and $2,610,000 at December 28, 1997 and December 29, 1996, respectively, is included in buildings and leasehold improvements. Accumulated amortization of such property amounted to $235,000 and $225,000 at December 28, 1997 and December 29, 1996,
respectively. Capitalized leases relate to the buildings on certain restaurant properties. The land portions of the restaurant property leases are accounted for as operating leases.

Depreciation and capitalized lease amortization expense relating to property and equipment totaled $20,877,000, $15,652,000 and $11,964,000 for 1997, 1996 and
1995, respectively. Of these amounts, $210,000, $145,000 and $105,000 related to capitalized lease amortization during 1997, 1996 and 1995, respectively.

The Company leases certain of its restaurants. The leases generally provide for payment of minimum annual rent, real estate taxes, insurance and maintenance and, in some cases, contingent rent (calculated as a percentage of sales) in excess of minimum rent. Total rental expense for all operating leases is comprised of the following (in thousands):

                                                           1997                1996                1995
                                                     ------------------  ------------------  -----------------

      Minimum rent.................................    $       10,452      $        8,138      $        7,300
      Contingent rent..............................             1,298               1,451               1,520
                                                     ------------------  ------------------  -----------------
                                                       $       11,750      $        9,589      $        8,820
                                                     ==================  ==================  =================

The present value of capitalized lease payments and the future minimum lease payments under noncancelable operating leases (including leases executed for sites to be developed in 1998) as of December 28, 1997 are as follows (in thousands):

                                                                            Capitalized         Operating
                                                                              Leases              Leases
                                                                         ------------------  -----------------

      1998.............................................................     $        642       $     12,483
      1999.............................................................              664             12,754
      2000.............................................................              691             12,159
      2001.............................................................              717             11,900
      2002.............................................................              741             11,764
      Thereafter.......................................................           11,308            103,691
                                                                         ------------------ ------------------
      Total minimum lease payments.....................................           14,763       $    164,751
                                                                                            ==================
      Less amounts representing interest...............................           10,184
                                                                         ------------------
      Present value of minimum lease payments..........................     $      4,579
                                                                         ==================

8.    Long-Term Debt

Long-term debt, including capitalized lease obligations, is comprised of the following (in thousands):

                                                                           December 28,       December 29,
                                                                               1997               1996
                                                                         ------------------ ------------------

     Unsecured notes payable; 7.70% interest per annum, with
         principal payments beginning in 1998; due May 2004...........      $    20,000       $    20,000

     Secured bank note; 6.69% interest per annum; due in
         quarterly installments of principal and interest through
         October 1998.................................................              600             1,200

     Unsecured promissory notes issued in connection with the
         acquisition of restaurants; 8.00% interest per annum; due
         in annual installments of principal and interest through
         February 2000................................................            1,187             1,544

     Unsecured promissory notes issued in connection with the
         acquisition of restaurants; 8.00% interest per annum; due
         in two installments of principal and interest in January
         and December 1998............................................            2,500               --

     Capitalized lease obligations....................................            4,579             2,623

     Other............................................................               19                36
                                                                         ------------------ ------------------
     Total long-term debt.............................................           28,885            25,403
     Less current portion of long-term debt...........................            6,306               968
                                                                         ------------------ ------------------
     Long-term debt - less current portion............................      $    22,579       $    24,435
                                                                         ================== ==================

During 1995, the Company obtained a $20,000,000 unsecured bank revolving credit facility that was to expire on December 31, 1997. In September 1997, the terms of the facility were amended to extend the expiration date to December 31, 1998. Of this amount, $5,000,000 can be utilized for standby letters of credit. The revolving credit facility bears interest at LIBOR plus 0.60% or the prime rate, at the Company's option, and requires the Company to pay a commitment fee of 0.15% on any unused portion of the facility. As of December 28, 1997, no amounts were outstanding under the facility. Standby letters of credit issued under the facility totaling $1,887,000 and $1,324,000 were outstanding as of December 28, 1997 and December 29, 1996, respectively.

The debt agreements contain various covenants and restrictions which, among other things, require the maintenance of a stipulated fixed charge coverage ratio and minimum consolidated net worth, as defined, and limit additional indebtedness in excess of specified amounts. The debt agreements also restrict the amount available for the payment of cash dividends. At December 28, 1997, retained earnings were not restricted for the payment of cash dividends. The Company is currently in compliance with the covenants of all of its debt agreements.

Maturities of long-term debt, including capitalized lease obligations, for each of the five fiscal years subsequent to December 28, 1997, ending during the years indicated, are as follows (in thousands):

       1998..................................................     $     6,306
       1999..................................................           3,199
       2000..................................................           3,249
       2001..................................................           2,853
       2002..................................................           2,874

The Company entered into a financing commitment in January 1998 (see Note 16). As a result of this commitment, the Company expects to refinance the $20,000,000 unsecured notes payable due in 2004, and to cancel the $20,000,000 unsecured bank revolving credit facility.

9.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following (in thousands):

                                                                           December 28,        December 29,
                                                                               1997                1996
                                                                         ------------------  -----------------

      Compensation and related taxes....................................    $      9,060        $      9,828
      Gift certificates.................................................           4,129               3,826
      Sales and use taxes...............................................           2,790               2,006
      Insurance.........................................................           4,473               1,596
      Rent..............................................................           2,782               2,477
      Other.............................................................           5,313               5,864
                                                                         ------------------ ------------------

                                                                            $     28,547        $     25,597
                                                                         ==================  =================

10.   Loss on Disposition of Restaurants and Equipment

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

11.   Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. The combined earnings of IRC, a pooled company, included earnings of limited partnerships which were not taxable entities for federal and state income tax purposes. The accompanying consolidated statements of earnings reflect provisions for income taxes on a pro forma basis as if the Company were liable for federal and state income taxes on the earnings of IRC's limited partnerships for periods prior to the IRC Merger at a statutory rate of 39%.

The income tax provision consists of the following (in thousands):

                                                                    1997             1996            1995
                                                               ---------------  --------------- ----------------
     Current provision:
         Federal............................................    $   22,016       $   18,783      $   15,163
         State..............................................         3,693            3,800           2,849
     Deferred provision (benefit)...........................         1,001              128            (179)
     Pro forma provision for income taxes
         of pooled company..................................            --               --              73
                                                               --------------   --------------- ----------------
     Income taxes...........................................    $   26,710       $   22,711      $   17,906
                                                               ===============  =============== ================


The deferred income tax provision is comprised of the following (in thousands):

                                                                    1997             1996            1995
                                                               ---------------  --------------- ----------------
     Depreciation...........................................   $     2,270      $       617     $        13
     Franchise deposits.....................................          (534)              77              85
     Allowance for bad debts................................          (111)             345             (72)
     Accrued expenses.......................................          (758)             203            (125)
     Property and equipment writedown.......................           671             (935)             --
     Other..................................................          (537)            (179)            (80)
                                                               ---------------  --------------- ----------------
     Deferred income tax provision (benefit)................         1,001              128            (179)
     Adjustment to tax basis of pooled company..............            --               --          (1,350)
     Deferred income taxes related to change in
         unrealized gain (loss) on investments..............            57               (3)            173
                                                               ---------------  --------------- ----------------
     Net change in deferred income taxes....................    $    1,058       $      125      $   (1,356)
                                                               ===============  =============== ================

A reconciliation between the income tax provision and the expected tax determined by applying the statutory federal income tax rates to earnings before income taxes follows (in thousands):

                                                                    1997             1996            1995
                                                               ---------------  --------------- ----------------
     Federal income tax at statutory rates..................    $   25,130       $   21,254      $   15,864
     Increase (decrease) to income tax expense:
         Amortization of goodwill ..........................           280              276             281
         State income taxes, net of federal benefit.........         2,625            2,470           1,852
         Merger costs.......................................            --               --             625
         Tax exempt investment income.......................          (310)            (338)           (169)
         Meals and entertainment disallowance...............           278              317             258
         FICA tip tax credit................................        (1,598)          (1,136)           (985)
         Other..............................................           305             (132)            180
                                                               ---------------  --------------- ----------------
     Income taxes...........................................    $   26,710       $   22,711      $   17,906
                                                               ===============  =============== ================

The net current deferred income tax asset amounts are included in "prepaid and other current assets" in the accompanying consolidated balance sheets. The significant components of deferred income tax assets and liabilities and the related balance sheet classifications are as follows (in thousands):


                                                                           December 28,         December 29,
                                                                               1997                 1996
                                                                         -----------------    ------------------

      Classified as current:
          Allowance for bad debts.....................................      $       126          $        15
          Accrued expenses............................................            1,003                  245
          Other, net..................................................             (624)                (495)
                                                                         -----------------    ------------------
          Net deferred income tax asset (liability)...................      $       505          $      (235)
                                                                         =================    ==================

      Classified as non-current:
          Depreciation................................................      $    (1,786)         $       484
          Franchise deposits..........................................              900                  366
          Other, net..................................................              454                  516
                                                                         -----------------    ------------------
          Net deferred income tax asset (liability)...................      $      (432)         $     1,366
                                                                         =================    ==================

12.   Commitments and Contingencies

Litigation, claims and disputes: As of December 28, 1997, the Company was using assets owned by a former franchisee in the operation of one restaurant under a purchase rights agreement which required the Company to make certain payments to the franchisee's lender. In 1991, a dispute arose between the lender and the Company over the amount of the payments due the lender. Based upon a then current independent appraisal, the Company offered to settle the dispute and purchase the assets for $1,000,000 in 1991. In November 1992, the lender was declared insolvent by the FDIC and has since been liquidated. The Company closed one of the three restaurants in 1994 and one of the two remaining restaurants in February 1996. In the fourth quarter of 1996, the Company received information indicating that the franchisee's indebtedness to the FDIC had been acquired by a third party. In June 1997, the third party filed a lawsuit against the Company seeking approximately $3,800,000. The lawsuit remains in the discovery phase. The Company believes it has meritorious defenses and will vigorously defend this lawsuit. In the event that the Company were to pay an amount determined to be in excess of the fair market value of the assets, the Company will recognize a loss at the time of such payment.

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

Franchise financing: The Company entered into an agreement in 1992 with a financing source to provide up to $75,000,000 of financing to Company franchisees to fund development of new franchise restaurants. The Company provided a limited guaranty of loans made under the agreement. The Company's maximum recourse obligation of 10% of the amount funded is reduced beginning in the second year of each long-term loan and thereafter decreases ratably to zero after the seventh year of each loan. At December 28, 1997, approximately $48,000,000 had been funded through this financing source, of which approximately $19,000,000 was outstanding. This agreement expired on December 31, 1994 and was not renewed, although some loan commitments as of the termination date were thereafter funded through December 31, 1995.

Severance agreements: The Company has severance and employment agreements with certain officers providing for severance payments to be made in the event the employee resigns or is terminated related to a change in control (as defined in the agreements). If the severance payments had been due as of December 28, 1997, the Company would have been required to make payments aggregating approximately $4,900,000. In addition, the Company has severance and employment agreements with certain officers which contain severance provisions not related to a change in control, and such provisions would have required aggregate payments of approximately $3,900,000 if such officers had been terminated as of December 28, 1997.

Apple South divestiture plan: As part of the agreement with Apple South relating to the Virginia Acquisition (see Note 4), Apple South has also agreed to use its best efforts to sell its other Applebee's restaurants as soon as practical, resulting in its exit as an Applebee's franchisee. To the extent any restaurants are not divested by Apple South by December 31, 1999, the Company has an option to purchase the remaining restaurants at a predetermined formula. The Company and Apple South have committed to work together to identify and approve qualified franchise groups to acquire the remaining Apple South restaurants and to effect an efficient transition of ownership. To assist in this transition, the Company has agreed to provide the availability of guarantees up to 10% of the borrowings of qualified franchise groups, up to a maximum of $10,000,000 in the aggregate.

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

Options under the 1989 Plan were granted for a term of three to ten years and were generally exercisable one year from date of grant. The 1995 Plan allows the granting of stock options, stock appreciation rights, restricted stock awards, performance unit awards and performance share awards (collectively, "Awards") to eligible participants. The number of shares authorized to be issued pursuant to the 1995 Plan is 2,300,000. Options granted under the 1995 Plan during 1995 have a term of five to ten years and are generally exercisable three years from date of grant. Options granted under the 1995 Plan during 1996 and 1997 have a term of ten years and are generally 50% exercisable three years from date of grant, 25% exercisable four years from date of grant, and 25% exercisable five years from date of grant. Subject to the terms of the 1995 Plan, the Committee has the sole discretion to determine the employees who shall be granted Awards, the size and types of such Awards, and the terms and conditions of such Awards. Under both plans, the option price for both qualified and nonqualified options as of the date granted cannot be less than the fair market value of the Company's common stock.

The Company accounts for both plans in accordance with APB Opinion No. 25 which requires compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. Under this method, no compensation cost has been recognized for stock option awards.

Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value as prescribed by SFAS No. 123 (see Note 2), the Company's net earnings and net earnings per common share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                         1997              1996             1995
                                                                    ---------------   ---------------   --------------

          Net earnings, as reported................................  $    45,091       $   38,014        $   27,420
          Net earnings, pro forma..................................  $    41,119       $   32,863        $   25,613

          Basic net earnings per common share, as reported.........  $      1.44       $     1.22        $     0.94
          Basic net earnings per common share, pro forma...........  $      1.31       $     1.05        $     0.87

          Diluted net earnings per common share, as reported.......  $      1.43       $     1.21        $     0.92
          Diluted net earnings per common share, pro forma.........  $      1.30       $     1.04        $     0.86

The weighted average fair value at date of grant for options granted during 1997, 1996 and 1995 was $12.76, $15.14 and $14.77 per share, respectively, which, for the purposes of this disclosure, is assumed to be amortized over the respective vesting period of the grants. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997, 1996 and 1995: dividend yield of 0.3% for all years; expected volatility of 56.0%, 58.1% and 63.4%, respectively; risk-free interest rate of 5.7%, 6.2% and 6.4%, respectively; and expected lives of 4.6, 4.9 and 4.0 years, respectively.

Transactions relative to both plans are as follows:

                                                        1995 Plan                              1989 Plan
                                           -------------------------------------  -------------------------------------
                                                                   Weighted                              Weighted
                                               Number of            Average           Number of           Average
                                                Options          Exercise Price        Options         Exercise Price
                                           ------------------  -----------------  -----------------  ------------------

        Options outstanding at
            December 25, 1994............             --                 --          1,594,679          $     11.29
               Granted..................         891,300          $    28.01           163,000          $     18.80
               Exercised.................             --                 --           (588,038)         $      7.92
               Canceled..................        (15,000)         $    28.50           (71,100)         $     15.59
                                           ------------------                     -----------------
        Options outstanding at
            December 31, 1995............        876,300          $    28.00         1,098,541          $     13.92
               Granted..................       1,073,701          $    27.99                --                  --
               Exercised.................             --                 --           (282,438)         $     27.46
               Canceled..................       (120,658)         $    28.39            (4,400)         $     13.73
                                           ------------------                     -----------------
        Options outstanding at
            December 29, 1996............      1,829,343          $    27.97           811,703          $     14.09
               Granted..................         142,825          $    24.98                --                  --
               Exercised.................         (2,167)         $    25.88          (160,887)         $     13.29
               Canceled..................       (228,902)         $    28.03           (10,804)         $     20.52
                                           ------------------                     -----------------
        Options outstanding at
            December 28, 1997............      1,741,099          $    27.72           640,012          $     14.17
                                           ==================                     =================
        Options exercisable at
            December 28, 1997............        214,000          $    26.23           640,012          $     14.17
                                           ==================                     =================
        Options available for grant at
            December 28, 1997............        556,734                                    --
                                           ==================                     =================

The following table summarizes information relating to fixed-priced stock options outstanding for both plans at December 28, 1997:

                                                  Options Outstanding                       Options Exercisable
                                    ------------------------------------------------  --------------------------------
                                                       Weighted
                                                        Average         Weighted                          Weighted
                                                       Remaining         Average                          Average
                                        Number        Contractual       Exercise          Number          Exercise
         Range of Exercise Prices    Outstanding          Life            Price        Exercisable         Price
        --------------------------  ---------------  ---------------  --------------  ---------------  ---------------

        1989 Plan:
          $   3.02   to $   7.63          28,562        3.9 years         $   4.62          28,562         $   4.62
          $  11.83   to $  14.69         521,950        3.7 years         $  13.74         521,950         $  13.74
          $  19.25   to $  21.88          89,500        2.6 years         $  19.78          89,500         $  19.78
                                    ---------------                                   ---------------
          $   3.02   to $  21.88         640,012        3.5 years         $  14.17         640,012         $  14.17
                                    ===============                                   ===============

         1995 Plan:
          $  22.75   to $  25.75         258,358        6.0 years         $  24.98         130,000          $ 24.97
          $  28.00   to $  29.25       1,482,741        8.1 years         $  28.19          84,000          $ 28.18
                                    ---------------                                   ---------------
          $  22.75   to $  29.25       1,741,099        7.8 years         $  27.72         214,000          $ 26.23
                                    ===============                                   ===============

Employee retirement plans: During 1992, the Company established a profit sharing plan and trust in accordance with Section 401(k) of the Internal Revenue Code. Prior to 1997, the Company matched 25% of employee contributions, not to exceed 2% of the employee's total annual compensation, with the Company contributions vesting at the rate of 20% each year beginning after the employee's second year of service. The Company adopted amendments to the 401(k) plan which were effective beginning in 1997. The Company's matching contributions were increased to 35% and 50% of employee contributions in 1997 and 1998, respectively, not to exceed 2.8% and 4.0%, respectively, of the employee's total annual compensation, and will be made in shares of the Company's common stock. The Company's contributions vest at the rate of 60% after the employee's third year of service, 80% after four years of service and 100% after five years of service. The number of common shares authorized pursuant to the 401(k) plan is 50,000. During 1994, the Company established a non-qualified defined contribution retirement plan for key employees. The Company's contributions under both plans in 1997, 1996 and 1995 were $702,000, $570,000 and $312,000, respectively.

Employee stock purchase plan: During 1996, the Company established an employee stock purchase plan in accordance with Section 423 of the Internal Revenue Code, and the plan was approved at the 1997 Annual Meeting of Stockholders. The plan allows employees to purchase shares of the Company's common stock at a 10% discount through payroll deductions. The number of common shares authorized pursuant to the plan is 200,000. During 1997, employees purchased 20,143 shares under this plan.

Employee stock ownership plan: The Company's Board of Directors approved an employee stock ownership plan in January 1997. The Company's contributions to this plan are completely discretionary and will be made in shares of the Company's common stock. The Company's contribution to the plan was $500,000 for 1997.

15.   Related Party Transactions

The Company and certain franchisees have obtained restaurant equipment from a company owned by an individual who is related to a person who was a director of the Company until May 1997. During 1997, 1996 and 1995, the Company paid $264,000, $426,000 and $3,128,000, respectively, for equipment and services purchased from this company.

The Company leases a restaurant site from a corporation whose ownership is composed of certain current and former stockholders, directors and officers of the Company. The lease has a term of 20 years with two renewal options. The lease provides for rentals in an amount equal to approximately 7% of gross sales of the restaurants. During 1995, the Company entered into an agreement with this party to lease additional parking space at the same site. Rents incurred under both leases totaled $166,000, $185,000 and $186,000 for 1997, 1996 and 1995,
respectively, and are included in direct and occupancy costs in the consolidated statements of earnings.

The Company leases a restaurant site from a partnership in which a former director, who is related to a person who was a director of the Company until May 1997, holds a 50% interest. The lease has a term of 20 years with two options to renew. The lease provides for rentals in an amount equal to approximately 7% of gross sales of the restaurant. Rents incurred under the lease were $128,000 for 1997 and $113,000 for both 1996 and 1995, and are included in direct and occupancy costs in the consolidated statements of earnings.

The Company leases certain office space under an operating lease from a partnership in which a person, who was a director of the Company until August 1997 and who remains a significant stockholder of the Company, holds a 37.5% interest. The lease expires in December 1998 and is renewable for one-year terms at the Company's option. Rents incurred under the lease were $120,000, $104,000, and $84,000 for 1997, 1996 and 1995, respectively, and are included in general and administrative expenses in the consolidated statements of earnings.

16.   Subsequent Events

On January 22, 1998, the Company entered into a loan commitment with Merrill Lynch Capital Corporation to provide $225,000,000 in senior secured credit facilities, consisting of an eight-year senior secured term loan of $125,000,000 and a five-year secured revolving credit facility of $100,000,000.

The Company anticipates that it will use the proceeds of the facilities approximately as follows:

           (i) $105,000,000 to fund the Virginia Acquisition (including related transaction fees and expenses);

          (ii)    $20,000,000  to  refinance   certain   existing   indebtedness
                  currently bearing interest at 7.70% (see Note 8); and

         (iii) $100,000,000 for ongoing working capital needs and general corporate purposes (including stock repurchases as described below).

Up to $50,000,000 of the facilities will be available to fund repurchases of the Company's common stock. Since December 28, 1997 and through March 9, 1998, the Company has repurchased 1,270,000 shares of its common stock at an aggregate value of $25,000,000, pursuant to plans approved by the Company's Board of Directors. The Company contemplates additional purchases of up to $25,000,000 subject to the completion of the financing discussed above.

The senior term loan is expected to bear interest at LIBOR plus 2.25% and require semi-annual principal payments aggregating $1,250,000 per year for each of the first seven years, with the remaining $116,250,000 due during the eighth year. The revolving credit facility is expected to bear interest at LIBOR plus 1.375%.

Both the senior term loan and the revolving credit facility will be subject to standard other terms, conditions, covenants, and fees and will be secured by the common stock of each of the Company's present and future subsidiaries and all intercompany debt of the Company and such subsidiaries. The loan commitment is anticipated to close concurrently with the Virginia Acquisition (see Note 4).

In February 1998, the Company entered into an agreement to sell its six restaurants located in the Long Island, New York area for approximately
$10,000,000 in cash. The operations of the restaurants and future restaurant development in the market area will be assumed by an existing Applebee's franchisee. The Company expects the sale to close in the second quarter of 1998 with minimal effect, if any, on its consolidated net earnings or financial position.

17.   Quarterly Results of Operations (Unaudited)

The following presents the unaudited consolidated quarterly results of operations for 1997 and 1996 (in thousands, except per share amounts).

                                                                                   1997
                                                      ---------------------------------------------------------------
                                                                           Fiscal Quarter Ended
                                                      ---------------------------------------------------------------
                                                       March 30,        June 29,       September 28,     December 28,
                                                          1997            1997             1997              1997
                                                      -------------   --------------   -------------    -------------
Revenues:
     Company restaurant sales.......................    $100,843        $ 114,775        $117,607         $118,948
     Franchise income...............................      15,409           15,917          16,260           16,061
                                                      -------------   --------------   -------------    -------------
        Total operating revenues....................     116,252          130,692         133,867          135,009
                                                      -------------   --------------   -------------    -------------
Cost of Company restaurant sales:
     Food and beverage..............................      27,721           31,661          32,228           32,859
     Labor..........................................      32,101           36,025          37,914           39,125
     Direct and occupancy...........................      26,022           28,419          28,884           30,871
     Pre-opening expense............................         510              902             864            1,385
                                                      -------------   --------------   -------------    -------------
        Total cost of Company restaurant sales......      86,354           97,007          99,890          104,240
                                                      -------------   --------------   -------------    -------------
General and administrative expenses.................      12,446           13,109          13,060           13,964
Amortization of intangible assets...................         568              857             913              920
Loss on disposition of restaurants and equipment....         233              251             262              463
                                                      -------------   --------------   -------------    -------------
Operating earnings..................................      16,651           19,468          19,742           15,422
                                                      -------------   --------------   -------------    -------------
Other income (expense):
     Investment income..............................         933              446             180              275
     Interest expense...............................        (359)            (473)           (407)            (466)
     Other income...................................         148               90              58               93
                                                      -------------   --------------   -------------    -------------
        Total other income (expense)................         722               63            (169)             (98)
                                                      -------------   --------------   -------------    -------------
Earnings before income taxes........................      17,373           19,531          19,573           15,324
Income taxes........................................       6,497            7,305           7,320            5,588
                                                      -------------   --------------   -------------    -------------
Net earnings........................................    $ 10,876        $  12,226        $ 12,253         $  9,736
                                                      =============   ==============   =============    =============

Basic net earnings per common share.................    $   0.35        $    0.39        $   0.39         $   0.31
                                                      =============   ==============   =============    =============
Diluted net earnings per common share...............    $   0.34        $    0.39        $   0.39         $   0.31
                                                      =============   ==============   =============    =============

Basic weighted average shares outstanding...........      31,310           31,370          31,444           31,478
                                                      =============   ==============   =============    =============
Diluted weighted average shares outstanding.........      31,606           31,611          31,692           31,654
                                                      =============   ==============   =============    =============




                                                                                   1996
                                                      ---------------------------------------------------------------
                                                                           Fiscal Quarter Ended
                                                      ---------------------------------------------------------------
                                                       March 31,        June 30,       September 29,     December 29,
                                                          1996            1996             1996              1996
                                                      -------------   --------------   -------------    -------------
Revenues:
     Company restaurant sales.......................    $ 82,640        $  91,116        $ 92,969         $ 92,265
     Franchise income...............................      12,401           13,469          14,105           14,166
                                                      -------------   --------------   -------------    -------------
        Total operating revenues....................      95,041          104,585         107,074          106,431
                                                      -------------   --------------   -------------    -------------
Cost of Company restaurant sales:
     Food and beverage..............................      23,351           25,549          26,172           25,462
     Labor..........................................      26,859           28,292          29,027           28,791
     Direct and occupancy...........................      20,463           22,865          22,049           22,363
     Pre-opening expense............................         249              925             865            1,518
                                                      -------------   --------------   -------------    -------------
        Total cost of Company restaurant sales......      70,922           77,631          78,113           78,134
                                                      -------------   --------------   -------------    -------------
General and administrative expenses.................      10,385           11,109          11,152           11,241
Amortization of intangible assets...................         588              570             570              565
Loss on disposition of restaurants and equipment....         115              424             183            2,596
                                                      -------------   --------------   -------------    -------------
Operating earnings..................................      13,031           14,851          17,056           13,895
                                                      -------------   --------------   -------------    -------------
Other income (expense):
     Investment income..............................         801              597             694              771
     Interest expense...............................        (446)            (434)           (363)            (328)
     Other income...................................         105              200             205               90
                                                      -------------   --------------   -------------    -------------
        Total other income (expense)................         460              363             536              533
                                                      -------------   --------------   -------------    -------------
Earnings before income taxes........................      13,491           15,214          17,592           14,428
Income taxes........................................       5,126            5,639           6,598            5,348
                                                      -------------   --------------   -------------    -------------
Net earnings........................................    $  8,365        $   9,575        $ 10,994         $  9,080
                                                      =============   ==============   =============    =============

Basic net earnings per common share.................    $   0.27        $    0.31        $   0.35         $   0.29
                                                      =============   ==============   =============    =============
Diluted net earnings per common share...............    $   0.27        $    0.30        $   0.35         $   0.29
                                                      =============   ==============   =============    =============

Basic weighted average shares outstanding...........      31,033           31,148          31,277           31,295
                                                      =============   ==============   =============    =============
Diluted weighted average shares outstanding.........      31,338           31,553          31,680           31,600
                                                      =============   ==============   =============    =============



                          -------------------------

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

       3.2 Restated and Amended By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1996).

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

      10.6 Schedule of Applebee's Development and Franchise Agreements as of December 28, 1997.

      10.7 Form of Rio Bravo Cantina Development Agreement (incorporated by reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1996).

      10.8 Form of Rio Bravo Cantina Franchise Agreement (incorporated by reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1996).

      10.9       Schedule  of  Rio  Bravo  Cantina   Development  and  Franchise
                 Agreements as of December 28, 1997.

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

     10.12 Asset Purchase Agreement dated December 23, 1997 by and among Applebee's International, Inc. and Apple South, Inc. (incorporated by reference to the Registrant's Current Report on Form 8-K dated December 23, 1997).

                 Management Contracts and Compensatory Plans or Arrangements

     10.13       1995 Equity Incentive Plan, as amended.

     10.14       Employee Stock Purchase Plan.

     10.15 Employment Agreement, dated January 1, 1996, with Abe J. Gustin, Jr. (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996).

     10.16 Employment Agreement, dated January 27, 1994, with Lloyd L. Hill (incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1994).

     10.17 Severance and Noncompetition Agreement, dated January 27, 1994, with Lloyd L. Hill (incorporated by reference to Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1994).

   Exhibit
    Number                   Description of Exhibit
---------------  ---------------------------------------------------------------

     10.18 Employment Agreement, dated March 1, 1995, with George D. Shadid (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 1995).

     10.19 Amended Consulting Agreement, dated March 1, 1996, between Applebee's International, Inc. and Kenneth D. Hill (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1997).

     10.20       Form of Indemnification Agreement (incorporated by reference to
                 Exhibit 10.29 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 25, 1994).

     10.21       Schedule of parties to Indemnification Agreement.

     10.22       Form of  Severance  Agreement  (incorporated  by  reference  to
                 Exhibit 10.30 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 25, 1994).

     10.23       Schedule of parties to Severance Agreement.

        21       Subsidiaries of Applebee's International, Inc.

      23.1       Consent of Deloitte & Touche LLP.

        24       Power of Attorney (see page 32 of the Form 10-K).

        27       Financial Data Schedule.