Form 10-Q
period 1998-03-29
APPLEBEES INTERNATIONAL INC
filed 1998-04-30
CIK 853665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     March 29, 1998
                                   -----------------------------------------
                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from                       to
                              ----------------------     ----------------------
Commission File Number:    000-17962


                         Applebee's International, Inc.
               --------------------------------------------------
              (Exact name of registrant as specified in its charter)

               Delaware                             43-1461763
    -------------------------------    ------------------------------------
     (State or other jurisdiction       (I.R.S. Employer Identification No.)
         of incorporation or
            organization)

          4551 W. 107th Street, Suite 100, Overland Park, Kansas 66207
 ------------------------------------------------------------------------------
              (Address of principal executive offices and zip code)

                                 (913) 967-4000
                -------------------------------------------------
               (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes   X     No
                                            -----      -----
The number of shares of the registrant's common stock outstanding as of April 23, 1998 was 30,309,317.

                                          APPLEBEE'S INTERNATIONAL, INC.
                                                     FORM 10-Q
                                        FISCAL QUARTER ENDED MARCH 29, 1998
                                                       INDEX


                                                                                                               Page

PART I              FINANCIAL INFORMATION

Item 1.             Consolidated Financial Statements:

                    Consolidated Balance Sheets as of March 29, 1998
                       and December 28, 1997................................................................      3

                    Consolidated Statements of Earnings for the 13 Weeks
                       Ended March 29, 1998 and March 30, 1997..............................................      4

                    Consolidated Statement of Stockholders' Equity for the
                       13 Weeks Ended March 29, 1998........................................................      5

                    Consolidated Statements of Cash Flows for the 13 Weeks
                       Ended March 29, 1998 and March 30, 1997..............................................      6

                    Notes to Consolidated Financial Statements..............................................      8

Item 2.             Management's Discussion and Analysis of
                       Financial Condition and Results of Operations........................................     12



PART II             OTHER INFORMATION

Item 1.             Legal Proceedings.......................................................................     21

Item 6.             Exhibits and Reports on Form 8-K........................................................     21


Signatures .................................................................................................     22

Exhibit Index...............................................................................................     23


                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                (dollars in thousands, except per share amounts)


                                                                                      March 29,        December 28,
                                                                                         1998              1997
                                                                                     -------------     --------------
                                                       ASSETS

Current assets:
     Cash and cash equivalents....................................................    $   14,818        $   8,908
     Short-term investments, at market value (amortized cost of  $6,246 in 1998
        and $10,754 in 1997)......................................................         6,421           10,906
     Receivables (less allowance for bad debts of $1,098 in 1998 and $837 in 1997)        17,264           16,390
     Inventories..................................................................         4,513            4,788
     Prepaid and other current assets.............................................         1,949            2,962
                                                                                     -------------     --------------
        Total current assets......................................................        44,965           43,954
Property and equipment, net.......................................................       278,791          276,082
Goodwill, net.....................................................................        47,356           48,065
Franchise interest and rights, net................................................         4,366            4,667
Other assets......................................................................         5,134            4,706
                                                                                     -------------     --------------
                                                                                      $  380,612        $ 377,474
                                                                                     =============     ==============


                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt............................................    $   22,159        $   6,306
     Current portion of obligations under noncompetition and consulting agreement.            --              220
     Accounts payable.............................................................        16,163           19,731
     Accrued expenses and other current liabilities...............................        32,071           28,547
     Accrued dividends............................................................            --            2,518
     Accrued income taxes.........................................................         7,937            5,166
                                                                                     -------------     --------------
        Total current liabilities.................................................        78,330           62,488
                                                                                     -------------     --------------
Non-current liabilities:
     Long-term debt - less current portion........................................        22,206           22,579
     Franchise deposits...........................................................         1,576            1,532
     Deferred income taxes........................................................           380              432
                                                                                     -------------     --------------
        Total non-current liabilities.............................................        24,162           24,543
                                                                                     -------------     --------------
        Total liabilities.........................................................       102,492           87,031
                                                                                     -------------     --------------
Commitments and contingencies (Note 3)
Stockholders' equity:
     Preferred stock - par value $0.01 per share:  authorized - 1,000,000 shares;
        no shares issued..........................................................            --               --
     Common stock - par value $0.01 per share:  authorized - 125,000,000 shares;
        issued - 31,775,804 shares in 1998 and 31,744,009 shares in 1997..........           318              317
     Additional paid-in capital...................................................       156,808          156,165
     Retained earnings............................................................       146,624          134,654
     Unrealized gain on short-term investments, net of income taxes...............           109               95
                                                                                     -------------     --------------
                                                                                         303,859          291,231
     Treasury stock - 1,518,793 shares in 1998 and 261,629 shares in 1997, at cost       (25,739)            (788)
                                                                                     -------------     --------------
        Total stockholders' equity...............................................        278,120          290,443
                                                                                     -------------     --------------
                                                                                      $  380,612        $ 377,474
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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                    (in thousands, except per share amounts)


                                                                                 13 Weeks Ended
                                                                         --------------------------------
                                                                          March 29,         March 30,
                                                                             1998              1997
                                                                         -------------     -------------
         Revenues:
              Company restaurant sales................................     $ 129,758         $ 100,843
              Franchise income........................................        16,845            15,409
                                                                         -------------     -------------
                 Total operating revenues.............................       146,603           116,252
                                                                         -------------     -------------
         Cost of Company restaurant sales:
              Food and beverage.......................................        35,368            27,721
              Labor...................................................        42,323            32,101
              Direct and occupancy....................................        33,219            26,022
              Pre-opening expense.....................................           481               510
                                                                         -------------     -------------
                 Total cost of Company restaurant sales...............       111,391            86,354
                                                                         -------------     -------------
         General and administrative expenses..........................        14,454            12,446
         Amortization of intangible assets............................           875               568
         Loss on disposition of restaurants and equipment.............           458               233
                                                                         -------------     -------------
         Operating earnings...........................................        19,425            16,651
                                                                         -------------     -------------
         Other income (expense):
              Investment income.......................................           220               933
              Interest expense........................................          (751)             (359)
              Other income............................................           167               148
                                                                         -------------     -------------
                 Total other income (expense).........................          (364)              722
                                                                         -------------     -------------
         Earnings before income taxes.................................        19,061            17,373
         Income taxes.................................................         7,091             6,497
                                                                         -------------     -------------
         Net earnings.................................................     $  11,970         $  10,876
                                                                         =============     =============

         Basic net earnings per common share..........................     $    0.39         $    0.35
                                                                         =============     =============
         Diluted net earnings per common share........................     $    0.39         $    0.34
                                                                         =============     =============

         Basic weighted average shares outstanding....................        30,611            31,310
                                                                         =============     =============
         Diluted weighted average shares outstanding..................        30,734            31,606
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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                             (dollars in thousands)



                                                                                        Unrealized
                                         Common Stock         Additional                  Gain on                    Total
                                   -------------------------   Paid-In      Retained   Short-Term    Treasury   Stockholders'
                                       Shares      Amount      Capital      Earnings   Investments     Stock       Equity
                                   -------------- ---------- ------------ ------------ ------------ ----------- -------------

Balance, December 28, 1997.........  31,744,009   $    317     $ 156,165  $  134,654   $      95    $    (788) $   290,443

   Purchases of treasury stock.....       --          --            --          --          --        (24,990)     (24,990)
   Stock options exercised.........      31,795          1           420        --          --           --            421
   Shares sold under employee stock
     purchase plan.................       --          --             170        --          --             39          209
   Income tax benefit upon exercise
     of stock options..............       --          --              53        --          --           --             53
   Change in unrealized gain on
     short-term investments,
     net of income taxes...........       --          --            --          --            14         --             14
   Net earnings....................       --          --            --        11,970        --           --         11,970
                                   -------------- ---------- ------------ ------------- ----------- ----------- -------------

Balance, March 29, 1998............  31,775,804   $    318   $   156,808   $ 146,624    $    109    $ (25,739)  $  278,120
                                   ============== ========== ============ ============= =========== =========== =============






                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (dollars in thousands)


                                                                                  13 Weeks Ended
                                                                          --------------------------------
                                                                           March 29,          March 30,
                                                                              1998              1997
                                                                          -------------     --------------
         CASH FLOWS FROM OPERATING ACTIVITIES:
              Net earnings.............................................     $  11,970         $  10,876
              Adjustments to reconcile net earnings to net
                 cash provided by operating activities:
                 Depreciation and amortization.........................         6,466             4,748
                 Amortization of intangible assets.....................           875               568
                 Gain on sale of investments...........................           (25)               --
                 Deferred income tax provision (benefit)...............          (528)              477
                 Loss on disposition of restaurants and equipment......           458               233
              Changes in assets and liabilities:
                 Receivables...........................................          (874)            4,071
                 Inventories...........................................           275              (804)
                 Prepaid and other current assets......................         1,481             1,105
                 Accounts payable......................................        (3,568)            2,504
                 Accrued expenses and other current liabilities........         3,481            (2,926)
                 Accrued income taxes..................................         2,771             4,874
                 Franchise deposits....................................            44              (129)
                 Other.................................................          (411)             (249)
                                                                          -------------     --------------
                 NET CASH PROVIDED BY
                    OPERATING ACTIVITIES...............................        22,415            25,348
                                                                          -------------     --------------
         CASH FLOWS FROM INVESTING ACTIVITIES:
              Purchases of short-term investments......................        (2,000)           (6,401)
              Maturities and sales of short-term investments...........         6,512               504
              Purchases of property and equipment......................        (9,790)          (15,195)
              Acquisition of minority interest in joint venture........            --            (1,275)
              Proceeds from sale of restaurants and equipment..........           359               891
                                                                          -------------     --------------
                 NET CASH USED BY INVESTING ACTIVITIES.................        (4,919)          (21,476)
                                                                          -------------     --------------
         CASH FLOWS FROM FINANCING ACTIVITIES:
              Purchases of treasury stock..............................       (24,990)               --
              Dividends paid...........................................        (2,518)           (2,191)
              Issuance of common stock upon exercise of stock options..           421               323
              Income tax benefit upon exercise of stock options........            53                42
              Shares sold under employee stock purchase plan...........           209                --
              Proceeds from issuance of long-term debt.................        17,500                --
              Payments on long-term debt...............................        (2,041)             (506)
              Payments under noncompetition and consulting agreement...          (220)             (220)
              Minority interest in net earnings of joint venture.......            --                69
                                                                          -------------     --------------
                 NET CASH USED BY FINANCING ACTIVITIES.................       (11,586)           (2,483)
                                                                          -------------     --------------
         NET INCREASE IN CASH AND CASH EQUIVALENTS.....................         5,910             1,389
         CASH AND CASH EQUIVALENTS, beginning of period................         8,908            17,346
                                                                          -------------     --------------
         CASH AND CASH EQUIVALENTS, end of period......................     $  14,818         $  18,735
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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                   (Unaudited)
                             (dollars in thousands)


                                                                                          13 Weeks Ended
                                                                                -----------------------------------
                                                                                  March 29,           March 30,
                                                                                     1998               1997
                                                                                ---------------    ----------------

SUPPLEMENTAL DISCLOSURES OF CASH
     FLOW INFORMATION:
     Cash paid during the 13 week period for:
       Income taxes........................................................        $     5,239        $    1,085
                                                                                ===============    ================
       Interest............................................................        $       358        $      976
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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Basis of Presentation

The consolidated financial statements of Applebee's International, Inc. and subsidiaries (the "Company") included in this Form 10-Q have been prepared without audit (except that the balance sheet information as of December 28, 1997 has been derived from consolidated financial statements which were audited) in accordance with the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1997.

The Company believes that all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2.    Acquisitions

On April 14, 1997, the Company acquired the operations of 11 franchise Applebee's restaurants located in the St. Louis metropolitan area and the related furniture and fixtures, certain land and leasehold improvements, and rights to future development of restaurants for a total purchase price of $36,150,000. The purchase price was paid in a combination of $33,650,000 in cash and $2,500,000 of promissory notes, of which $1,500,000 was paid in January 1998 and $1,000,000 is payable in December 1998. One of the principals of the franchisee was related to a person who was a director of the Company until May 1997. The acquisition was accounted for as a purchase, and accordingly, the purchase price has been allocated to the fair value of net assets acquired and resulted in an allocation to goodwill of approximately $27,000,000 which is being amortized on a straight-line basis over 20 years. In connection with this acquisition, the Company also recorded capitalized leases of $4,055,000. The results of operations of such restaurants have been reflected in the consolidated financial statements subsequent to the date of acquisition. Results of operations of such restaurants prior to acquisition were not material in relation to the Company's operating results for the periods shown.

On December 23, 1997, the Company entered into an agreement with Apple South, Inc. ("Apple South"), its largest franchisee, to acquire 31 Applebee's restaurants plus one restaurant under construction in the Virginia markets of Norfolk, Richmond, Roanoke and Charlottesville, referred to herein as the "Virginia Acquisition." The Virginia Acquisition was completed on March 30, 1998, and was effective immediately after the close of business on March 29, 1998. The total purchase price was $94,749,000 and was paid in cash on March 30, 1998. The purchase price reflects $93,400,000 for the 32 restaurants referred to above plus $1,349,000 for one additional restaurant that was opened by Apple South prior to closing, as well as normal closing adjustments. See Note 3 for additional commitments and contingencies relating to the agreement with Apple South. The acquisition will be accounted for as a purchase in the second quarter of 1998 and, accordingly, the purchase price will be allocated to the fair value of net assets acquired and the results of operations of such restaurants will be reflected in the 1998 financial statements subsequent to the date of acquisition.

3.    Commitments and Contingencies

Litigation, claims and disputes: As of March 29, 1998, the Company was using assets owned by a former franchisee in the operation of one restaurant under a purchase rights agreement which required the Company to make certain payments to the franchisee's lender. In 1991, a dispute arose between the lender and the Company over the amount of the payments due the lender. Based upon a then current independent appraisal, the Company offered to settle the dispute and purchase the assets for $1,000,000 in 1991. In November 1992, the lender was declared insolvent by the FDIC and has since been liquidated. The Company closed one of the three restaurants in 1994 and one of the two remaining restaurants in February 1996. In the fourth quarter of 1996, the Company received information indicating that the franchisee's indebtedness to the FDIC had been acquired by a third party. In June 1997, the third party filed a lawsuit against the Company seeking approximately $3,800,000. The lawsuit remains in the discovery phase. The Company believes it has meritorious defenses and will vigorously defend this lawsuit. In the event that the Company were to pay an amount determined to be in excess of the fair market value of the assets, the Company will recognize a loss at the time of such payment.

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

Franchise financing: The Company entered into an agreement in 1992 with a financing source to provide up to $75,000,000 of financing to Company franchisees to fund development of new franchise restaurants. The Company provided a limited guaranty of loans made under the agreement. The Company's maximum recourse obligation of 10% of the amount funded is reduced beginning in the second year of each long-term loan and thereafter decreases ratably to zero after the seventh year of each loan. At March 29, 1998, approximately $48,000,000 had been funded through this financing source, of which $14,500,000 was outstanding. This agreement expired on December 31, 1994 and was not renewed, although some loan commitments as of the termination date were thereafter funded through December 31, 1995.

Severance agreements: The Company has severance and employment agreements with certain officers providing for severance payments to be made in the event the employee resigns or is terminated related to a change in control (as defined in the agreements). If the severance payments had been due as of March 29, 1998, the Company would have been required to make payments aggregating approximately $5,600,000. In addition, the Company has severance and employment agreements with certain officers which contain severance provisions not related to a change in control, and such provisions would have required aggregate payments of approximately $3,900,000 if such officers had been terminated as of March 29, 1998.

Apple South divestiture plan: As part of the agreement with Apple South relating to the Virginia Acquisition (see Note 2), Apple South has also agreed to use its best efforts to sell its other Applebee's restaurants as soon as practical, resulting in its exit as an Applebee's franchisee. To the extent any restaurants are not divested by Apple South by December 31, 1999, the Company has an option to purchase the remaining restaurants at a predetermined formula. The Company and Apple South have committed to work together to identify and approve qualified franchise groups to acquire the remaining Apple South restaurants and to effect an efficient transition of ownership. To assist in this transition, the Company has agreed to provide the availability of guarantees up to 10% of the borrowings of qualified franchise groups, up to a maximum of $10,000,000 in the aggregate.

4.    Financing

On March 30, 1998, the Company entered into a bank credit agreement that provides for $225,000,000 in senior secured credit facilities, consisting of an eight-year senior secured term loan of $125,000,000 and a five-year secured working capital facility of $100,000,000. The Company also entered into a five-year $5,000,000 letter of credit facility with another bank. On March 30, 1998, $125,000,000 was borrowed under the term loan facility and $15,000,000 was borrowed under the working capital facility. The total proceeds were utilized as follows:

         (i) to fund the Virginia Acquisition (see Note 2) including related transaction fees and expenses;

         (ii) to repay certain existing indebtedness totaling $37,500,000 and to pay a prepayment penalty of $930,000 on a portion of the repaid debt (which will be reflected as an expense in the second quarter of 1998); and

         (iii)    for working capital needs and general corporate purposes.

Up to $50,000,000 of the facilities are available to fund repurchases of the Company's common stock. Through March 29, 1998, the Company has repurchased 1,270,000 shares of its common stock at an aggregate value of $24,990,000, pursuant to plans approved by the Company's Board of Directors. The Company contemplates additional purchases of up to $25,000,000 subject to market conditions.

The senior term loan bears interest at either the bank's prime rate plus 1.25% or LIBOR plus 2.25%, at the Company's option, and requires semi-annual principal payments aggregating $1,250,000 per year for each of the first seven years, with the remaining $116,250,000 due during the eighth year. The working capital facility bears interest at either the bank's prime rate plus 0.375% or LIBOR plus 1.375%, at the Company's option. A commitment fee of 0.30% is payable on any unused portion of the working capital facility.

In connection with the senior term loan, the Company has entered into interest rate swap agreements to manage its exposure to interest rate fluctuations. The agreements are effective beginning May 1, 1998, and have maturity dates ranging from four to seven years for an aggregate notional amount of $100,000,000 for three-month LIBOR rates ranging from 5.91% to 6.05%.

Both the senior term loan and the working capital facility are subject to standard other terms, conditions, covenants, and fees and are secured by the common stock of each of the Company's present and future subsidiaries and all intercompany debt of the Company and such subsidiaries.

5.     Earnings Per Share

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

                                                                               13 Weeks Ended
                                                                ----------------------------------------------
                                                                      March 29,               March 30,
                                                                        1998                    1997
                                                                ----------------------  ----------------------

      Net earnings............................................      $     11,970            $      10,876
                                                                ======================  ======================

      Basic weighted average shares outstanding...............            30,611                   31,310
      Dilutive effect of stock options........................               123                      296
                                                                ----------------------  ----------------------
      Diluted weighted average shares outstanding.............            30,734                   31,606
                                                                ======================  ======================

      Basic net earnings per common share.....................      $       0.39            $        0.35
                                                                ======================  ======================
      Diluted net earnings per common share...................      $       0.39            $        0.34
                                                                ======================  ======================

6.     New Accounting Pronouncements

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

The Company operates on a 52 or 53 week fiscal year ending on the last Sunday in December. The Company's fiscal quarters ended March 29, 1998 and March 30, 1997 each contained 13 weeks, and are referred to hereafter as the "1998 quarter" and the "1997 quarter," respectively.

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

On December 23, 1997, the Company entered into an agreement with Apple South, Inc. ("Apple South"), its largest franchisee, to acquire 31 Applebee's restaurants plus one restaurant under construction in the Virginia markets of Norfolk, Richmond, Roanoke and Charlottesville, referred to herein as the "Virginia Acquisition." The Virginia Acquisition was completed on March 30, 1998, and was effective immediately after the close of business on March 29, 1998. The total purchase price was $94,749,000 and was paid in cash on March 30, 1998. The acquisition will be accounted for as a purchase in the second quarter of 1998 and, accordingly, the purchase price will be allocated to the fair value of net assets acquired and the results of operations of such restaurants will be reflected in the 1998 financial statements subsequent to the date of acquisition.

Results of Operations

The following table sets forth, for the periods indicated, information derived from the Company's consolidated statements of earnings expressed as a percentage of total operating revenues, except where otherwise noted. Percentages may not add due to rounding.

                                                                                    13 Weeks Ended
                                                                           ---------------------------------
                                                                             March 29,         March 30,
                                                                                1998              1997
                                                                           ---------------   ---------------
        Revenues:
             Company restaurant sales....................................         88.5%             86.7%
             Franchise income............................................         11.5              13.3
                                                                           ---------------   ---------------
                Total operating revenues.................................        100.0%            100.0%
                                                                           ===============   ===============
        Cost of sales (as a percentage of Company restaurant sales):
             Food and beverage...........................................         27.3%             27.5%
             Labor.......................................................         32.6              31.8
             Direct and occupancy........................................         25.6              25.8
             Pre-opening expense.........................................          0.4               0.5
                                                                           ---------------   ---------------
                Total cost of sales......................................         85.8%             85.6%
                                                                           ===============   ===============

        General and administrative expenses..............................          9.9%             10.7%
        Amortization of intangible assets................................          0.6               0.5
        Loss on disposition of restaurants and equipment.................          0.3               0.2
                                                                           ---------------   ---------------
        Operating earnings...............................................         13.3              14.3
                                                                           ---------------   ---------------
        Other income (expense):
             Investment income...........................................          0.2               0.8
             Interest expense............................................         (0.5)             (0.3)
             Other income................................................          0.1               0.1
                                                                           ---------------   ---------------
                Total other income (expense).............................         (0.2)              0.6
                                                                           ---------------   ---------------
        Earnings before income taxes.....................................         13.0              14.9
        Income taxes.....................................................          4.8               5.6
                                                                           ---------------   ---------------
        Net earnings.....................................................          8.2%              9.4%
                                                                           ===============   ===============

The following table sets forth certain unaudited financial information and other restaurant data relating to Company and franchise restaurants, as reported to the Company by franchisees.

                                                                                         13 Weeks Ended
                                                                           -----------------------------------------
                                                                             March 29,              March 30,
                                                                                1998                   1997
                                                                          -------------------    -------------------
    Number of restaurants:
    Applebee's:
         Company(1):
             Beginning of period........................................              190                    148
             Restaurant openings........................................                5                      2
             Restaurant closings........................................              --                      (1)
                                                                          -------------------    -------------------
             End of period..............................................              195                    149
                                                                          -------------------    -------------------
         Franchise:
             Beginning of period........................................              770                    671
             Restaurant openings........................................               15                     24
             Restaurant closings........................................               (1)                   --
                                                                          -------------------    -------------------
             End of period..............................................              784                    695
                                                                          -------------------    -------------------
         Total Applebee's:
             Beginning of period........................................              960                    819
             Restaurant openings........................................               20                     26
             Restaurant closings........................................               (1)                    (1)
                                                                          -------------------    -------------------
             End of period..............................................              979                    844
                                                                          ===================    ===================

    Rio Bravo Cantinas:
         Company:
             Beginning of period........................................               31                     21
             Restaurant openings........................................                1                      3
                                                                          -------------------    -------------------
             End of period..............................................               32                     24
                                                                          -------------------    -------------------
         Franchise:
             Beginning of period........................................               24                      9
             Restaurant openings........................................                2                      5
                                                                          -------------------    -------------------
             End of period..............................................               26                     14
                                                                          -------------------    -------------------
         Total Rio Bravo Cantinas:
             Beginning of period........................................               55                     30
             Restaurant openings........................................                3                      8
                                                                          -------------------    -------------------
             End of period..............................................               58                     38
                                                                          ===================    ===================

    Specialty Restaurants...............................................                4                      4
                                                                          ===================    ===================

    Total number of restaurants:
             Beginning of period........................................            1,019                    853
             Restaurant openings........................................               23                     34
             Restaurant closings........................................               (1)                    (1)
                                                                          -------------------    -------------------
             End of period..............................................            1,041                    886
                                                                          ===================    ===================





                                                                                        13 Weeks Ended
                                                                           -----------------------------------------
                                                                             March 29,              March 30,
                                                                                1998                   1997
                                                                          -------------------    -------------------
    Weighted average weekly sales per restaurant:
         Applebee's:
             Company(1).................................................  $        41,318        $         40,888
             Franchise..................................................  $        39,815        $         40,506
             Total Applebee's...........................................  $        40,115        $         40,574
        Rio Bravo Cantinas:
             Company(2).................................................  $        55,717        $         62,912
             Franchise..................................................  $        42,606        $         53,008
             Total Rio Bravo Cantinas...................................  $        49,759        $         59,595
    Change in comparable restaurant sales:(3) Applebee's:
             Company(1).................................................           (0.7)%                    2.1%
             Franchise..................................................           (0.2)%                    2.7%
             Total Applebee's...........................................           (0.3)%                    2.6%
         Rio Bravo Cantinas (Company)...................................           (3.4)%                    2.2%
    Total system sales (in thousands):
         Applebee's.....................................................  $       504,681        $        439,095
         Rio Bravo Cantinas.............................................           36,638                  25,506
         Specialty restaurants..........................................            3,637                   3,560
                                                                          -------------------    -------------------
             Total system sales.........................................  $       544,956        $        468,161
                                                                          ===================    ===================



--------
    (1) Includes one Texas restaurant operated by the Company under a management agreement since July 1990.
    (2) Excludes one  restaurant  which is open for dinner only.
    (3) When computing comparable restaurant sales, restaurants open for at least 18 months are compared from period to period.

Company Restaurant Sales. Company restaurant sales for the 1998 and 1997 quarters were as follows (in thousands):

                                                                  13 Weeks Ended
                                                -------------------------------------------------
                                                    March 29,        March 30,
                                                      1998              1997          Increase
                                                 ---------------  ---------------  --------------
         Applebee's........................      $    103,501     $     79,200     $    24,301
         Rio Bravo Cantinas................            22,620           18,083           4,537
         Specialty restaurants.............             3,637            3,560              77
                                                 ---------------  ---------------  --------------
              Total........................      $    129,758     $    100,843     $    28,915
                                                 ===============  ===============  ==============


Total Company restaurant sales increased 29% in the 1998 quarter. Sales in the 1998 quarter increased 31% for Applebee's restaurants and 25% for Rio Bravo Cantina restaurants due primarily to Company restaurant openings and sales from the 11 St. Louis restaurants acquired in April 1997.

Comparable restaurant sales at Company Applebee's restaurants decreased by 0.7% in the 1998 quarter. Weighted average weekly sales at Company Applebee's restaurants increased 1.1% from $40,888 in the 1997 quarter to $41,318 in the 1998 quarter. Weighted average weekly sales in the 1998 quarter increased as a result of the purchase of 11 higher than average volume restaurants in St. Louis in April 1997. Excluding these restaurants, weighted average weekly sales decreased 0.5% in the 1998 quarter.

Price increases were implemented during the fourth quarter of 1997 for certain menu items. The Company does not expect significant comparable restaurant sales increases and may experience comparable restaurant sales decreases for the remainder of the 1998 fiscal year for Company Applebee's restaurants, as many of its restaurants operate near sales capacity and various markets continue to experience competitive pressures. Although the Company's experience in developing markets indicates that the opening of multiple restaurants within a particular market results in increased market share, decreases in comparable restaurant sales may result.

Comparable restaurant sales for Company Rio Bravo Cantina restaurants decreased by 3.4% in the 1998 quarter due primarily to increased competition and inclement weather in the Atlanta market. Weighted average weekly sales (excluding one restaurant that is open for dinner only) decreased from $62,912 in the 1997 quarter to $55,717 in the 1998 quarter. Weighted average weekly sales in the 1998 quarter continue to be impacted by new restaurant openings in new markets, as well as the addition of a new smaller prototype restaurant during 1997. When entering new markets where the Company has not yet established a market presence, sales levels are expected to be lower than in the Georgia and Florida markets where the Company has a concentration of restaurants and high customer awareness.

Franchise Income. Overall franchise income increased $1,436,000 (9.3%) from $15,409,000 in the 1997 quarter to $16,845,000 in the 1998 quarter. This increase was due primarily to the increased number of franchise Applebee's and Rio Bravo Cantina restaurants operating during the 1998 quarter as compared to the 1997 quarter.

Cost of Company Restaurant Sales. Food and beverage costs decreased from 27.5% in the 1997 quarter to 27.3% in the 1998 quarter, due primarily to operational improvements, purchasing efficiencies resulting from the Company's rapid growth, and the menu price increase implemented in the fourth quarter of 1997. Beverage sales, as a percentage of Company restaurant sales, declined from 18.1% in the 1997 quarter to 17.2% in the 1998 quarter, which had a negative impact on overall food and beverage costs, as a percentage of Company restaurant sales. Management believes that the reduction in beverage sales is due in part to the continuation of the overall trend toward increased awareness of responsible alcohol consumption.

Labor costs increased from 31.8% in the 1997 quarter to 32.6% in the 1998 quarter. This increase was due primarily to the adverse impact on restaurant labor costs during, and for a number of months following, the implementation of the Company's food and menu enhancement initiative in its Applebee's restaurants during the latter half of 1997. The Company expects labor costs, as a percentage of sales, to continue to be impacted during the second quarter of 1998 as a result of this implementation. In addition, increases in the minimum wage as well as the highly competitive nature of the restaurant industry continue to exert pressure on both hourly labor and management costs.

Direct and occupancy costs decreased from 25.8% in the 1997 quarter to 25.6% in the 1998 quarter due primarily to slightly lower levels of planned advertising expenditures and decreases in utility costs and supplies, which were partially offset by higher depreciation expense associated with new restaurants.

General and Administrative Expenses. General and administrative expenses decreased in the 1998 quarter to 9.9% from 10.7% in the 1997 quarter, due primarily to the absorption of general and administrative expenses over a larger revenue base, as well as the additional leverage resulting from the St. Louis Acquisition. General and administrative expenses increased by $2,008,000 (16%) during the 1998 quarter compared to the 1997 quarter due primarily to the costs of additional personnel associated with the Company's development efforts and system-wide expansion, including costs related to the franchising and expansion of the Rio Bravo Cantina concept.

Investment Income. Investment income decreased in the 1998 quarter primarily as a result of decreases in cash and cash equivalents and short-term investments due to capital expenditures and acquisitions.

Interest Expense. Interest expense increased in the 1998 quarter as a result of interest on capitalized leases associated with the St. Louis Acquisition, commitment fees on the Company's $225,000,000 credit facilities, and borrowings under the revolving credit facility which were utilized primarily for repurchases of the Company's stock during the 1998 quarter.

Income Taxes. The effective income tax rate, as a percentage of earnings before income taxes, was 37.2% in the 1998 quarter compared to 37.4% in the 1997 quarter. The decrease in the Company's effective tax rate in the 1998 quarter was due primarily to a reduction in state income taxes and an increase in credits resulting from FICA taxes on tips.

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

Capital expenditures were $128,155,000 in 1997 (which includes $36,150,000 related to the St. Louis Acquisition and $1,525,000 related to the purchase of the remaining 50% interest in a joint venture arrangement with the Company's franchisee in Nevada) and $9,790,000 in the 1998 quarter. The Company currently expects to open 32 Applebee's restaurants and 11 Rio Bravo Cantina restaurants in 1998, and acquired 33 Applebee's restaurants as part of the Virginia Acquisition on March 30, 1998. In addition to the $94,749,000 relating to the Virginia Acquisition, capital expenditures in fiscal 1998 are expected to be between $85,000,000 and $90,000,000 primarily for the development of new restaurants, refurbishments of and capital replacements for existing restaurants, and enhancements to information systems for the Company's restaurants and corporate office. The amount of actual capital expenditures will be dependent upon, among other things, the proportion of leased versus owned properties as the Company expects to continue to purchase a portion of its sites. In addition, if the Company opens more restaurants than it currently anticipates or acquires additional restaurants, its capital requirements will increase accordingly.

As of March 29, 1998, the Company had certain debt agreements containing various covenants and restrictions which, among other things, require the maintenance of a stipulated fixed charge coverage ratio and minimum consolidated net worth, as defined, and also limit additional indebtedness in excess of specified amounts. The debt agreements also restrict the amount of retained earnings available for the payment of cash dividends. At March 29, 1998, retained earnings were not restricted for the payment of cash dividends. The Company is currently in compliance with the covenants of all of its debt agreements.

As of March 29, 1998, the Company held liquid assets totaling $21,239,000, consisting of cash and cash equivalents ($14,818,000) and short-term investments ($6,421,000). In addition, $17,500,000 was outstanding under the revolving credit facility, and standby letters of credit issued under the facility totaling $2,156,000 were outstanding as of March 29, 1998.

On March 30, 1998, the Company entered into a bank credit agreement that provides for $225,000,000 in senior secured credit facilities, consisting of an eight-year senior secured term loan of $125,000,000 and a five-year secured working capital facility of $100,000,000. The Company also entered into a five-year $5,000,000 letter of credit facility with another bank. On March 30, 1998, $125,000,000 was borrowed under the term loan facility and $15,000,000 was borrowed under the working capital facility. The total proceeds were utilized as follows:

         (i) to fund the Virginia Acquisition (see Note 2) including related transaction fees and expenses;

         (ii) to repay certain existing indebtedness totaling $37,500,000 and to pay a prepayment penalty of $930,000 on a portion of the repaid debt (which will be reflected as an expense in the second quarter of 1998); and

         (iii)    for working capital needs and general corporate purposes.

Up to $50,000,000 of the facilities are available to fund repurchases of the Company's common stock. Through March 29, 1998, the Company has repurchased 1,270,000 shares of its common stock at an aggregate value of $24,990,000, pursuant to plans approved by the Company's Board of Directors. The Company contemplates additional purchases of up to $25,000,000 subject to market conditions.

The senior term loan bears interest at either the bank's prime rate plus 1.25% or LIBOR plus 2.25%, at the Company's option, and requires semi-annual principal payments aggregating $1,250,000 per year for each of the first seven years, with the remaining $116,250,000 due during the eighth year. The working capital facility bears interest at either the bank's prime rate plus 0.375% or LIBOR plus 1.375%, at the Company's option. A commitment fee of 0.30% is payable on any unused portion of the working capital facility.

In connection with the senior term loan, the Company has entered into interest rate swap agreements to manage its exposure to interest rate fluctuations. The agreements are effective beginning May 1, 1998, and have maturity dates ranging from four to seven years for an aggregate notional amount of $100,000,000 for three-month LIBOR rates ranging from 5.91% to 6.05%.

Both the senior term loan and the working capital facility are subject to standard other terms, conditions, covenants, and fees and are secured by the common stock of each of the Company's present and future subsidiaries and all intercompany debt of the Company and such subsidiaries.

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

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

As of March 29, 1998, the Company was using assets owned by a former franchisee in the operation of one restaurant under a purchase rights agreement which required the Company to make certain payments to the franchisee's lender. In 1991, a dispute arose between the lender and the Company over the amount of the payments due the lender. Based upon a then current independent appraisal, the Company offered to settle the dispute and purchase the assets for $1,000,000 in 1991. In November 1992, the lender was declared insolvent by the FDIC and has since been liquidated. The Company closed one of the three restaurants in 1994 and one of the two remaining restaurants in February 1996. In the fourth quarter of 1996, the Company received information indicating that the franchisee's indebtedness to the FDIC had been acquired by a third party. In June 1997, the third party filed a lawsuit against the Company seeking approximately $3,800,000. The lawsuit remains in the discovery phase. The Company believes it has meritorious defenses and will vigorously defend this lawsuit. In the event that the Company were to pay an amount determined to be in excess of the fair market value of the assets, the Company will recognize a loss at the time of such payment.

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

           (b) The Company filed a report on Form 8-K on January 12, 1998 announcing that it had entered into a definitive agreement with Apple South, Inc., the Company's largest franchisee, to acquire 31 Applebee's restaurants plus one restaurant under construction in the Virginia markets of Norfolk, Richmond, Roanoke and Charlottesville.

           (c) The Company filed a report on Form 8-K on February 9, 1998 in accordance with the Private Securities Litigation Reform Act of 1995 as it relates to a safe harbor for companies making forward-looking statements. The factors listed in the report are important factors that could cause actual results to differ materially from those projected in forward-looking statements made by the Company.

           (d) The Company filed a report on Form 8-K on February 9, 1998 announcing that it had entered into a loan commitment with Merrill Lynch Capital Corporation to provide $225,000,000 in senior secured credit facilities, consisting of an eight-year senior secured term loan of $125,000,000 and a five-year secured revolving credit facility of $100,000,000.

                                                    SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         APPLEBEE'S INTERNATIONAL, INC.
                                  (Registrant)



Date:    April 29, 1998                By:  /s/    Lloyd L. Hill
         -----------------------          -------------------------
                                          Lloyd L. Hill
                                          Chief Executive Officer, President and
                                          Chief Operating Officer

Date:    April 29, 1998                By:  /s/    George D. Shadid
         -----------------------          -------------------------
                                          George D. Shadid
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (principal financial officer)

Date:    April 29, 1998                By:  /s/    Mark A. Peterson
         -----------------------          -------------------------
                                          Mark A. Peterson
                                          Vice President and Controller
                                          (principal accounting officer)

                         APPLEBEE'S INTERNATIONAL, INC.
                                  EXHIBIT INDEX



  Exhibit
   Number                           Description of Exhibit
------------- ------------------------------------------------------------------

      10.1 First Amendment to Employment Agreement with Abe J. Gustin, Jr., dated December 31, 1997.

      10.2    Form of Severance Agreement.

      10.3    Schedule of parties to Severance Agreement.

      10.4    Credit Agreement dated as of March 30, 1998.

        27    Financial Data Schedule.