Form 10-Q
period 1998-06-28
APPLEBEES INTERNATIONAL INC
filed 1998-07-29
CIK 853665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(MarkOne)
[ X  ]     QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended          June 28, 1998
                               ----------------------------------

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
The number of shares of the registrant's common stock outstanding as of July 23, 1998 was 30,299,283.

                         APPLEBEE'S INTERNATIONAL, INC.
                                    FORM 10-Q
                       FISCAL QUARTER ENDED JUNE 28, 1998
                                      INDEX


                                                                                                               Page

PART I              FINANCIAL INFORMATION

Item 1.             Consolidated Financial Statements:

                    Consolidated Balance Sheets as of June 28, 1998
                       and December 28, 1997................................................................      3

                    Consolidated Statements of Earnings for the 13 Weeks and 26 Weeks
                       Ended June 28, 1998 and June 29, 1997................................................      4

                    Consolidated Statement of Stockholders' Equity for the
                       26 Weeks Ended June 28, 1998.........................................................      5

                    Consolidated Statements of Cash Flows for the 26 Weeks
                       Ended June 28, 1998 and June 29, 1997................................................      6

                    Notes to Consolidated Financial Statements..............................................      8

Item 2.             Management's Discussion and Analysis of
                       Financial Condition and Results of Operations........................................     13



PART II             OTHER INFORMATION

Item 1.             Legal Proceedings.......................................................................     22

Item 4.             Submission of Matters to a Vote of Security Holders.....................................     23

Item 6.             Exhibits and Reports on Form 8-K........................................................     23


Signatures .................................................................................................     24

Exhibit Index...............................................................................................     25


                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                (dollars in thousands, except per share amounts)


                                                                                       June 28,        December 28,
                                                                                         1998              1997
                                                                                     -------------     --------------
                                                       ASSETS

Current assets:
     Cash and cash equivalents...................................................     $    7,968        $    8,908
     Short-term investments, at market value (amortized cost of $6,234 in 1998
        and $10,754 in 1997).....................................................          6,403            10,906
     Receivables (less allowance for bad debts of $920 in 1998 and $837 in 1997).         17,613            16,390
     Inventories.................................................................          5,025             4,788
     Prepaid and other current assets............................................          2,870             2,962
                                                                                     -------------     --------------
        Total current assets.....................................................         39,879            43,954
Property and equipment, net......................................................        331,602           276,082
Goodwill, net....................................................................        101,769            48,065
Franchise interest and rights, net...............................................          4,230             4,667
Other assets.....................................................................          8,225             4,706
                                                                                     -------------     --------------
                                                                                      $  485,705        $  377,474
                                                                                     =============     ==============


                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt...........................................     $    2,986        $    6,526
     Accounts payable............................................................         19,775            19,731
     Accrued expenses and other current liabilities..............................         37,492            28,547
     Accrued dividends...........................................................             --             2,518
     Accrued income taxes........................................................            155             5,166
                                                                                     -------------     --------------
        Total current liabilities................................................         60,408            62,488
                                                                                     -------------     --------------
Non-current liabilities:
     Long-term debt - less current portion.......................................        134,103            22,579
     Franchise deposits..........................................................          1,608             1,532
     Deferred income taxes.......................................................            481               432
                                                                                     -------------     --------------
        Total non-current liabilities............................................        136,192            24,543
                                                                                     -------------     --------------
        Total liabilities........................................................        196,600            87,031
                                                                                     -------------     --------------
Commitments and contingencies (Note 3)
Stockholders' equity:
     Preferred stock - par value $0.01 per share:  authorized - 1,000,000 shares;
        no shares issued.........................................................             --                --
     Common stock - par value $0.01 per share:  authorized - 125,000,000 shares;
        issued - 32,067,913 shares in 1998 and 31,744,009 shares in 1997.........            321               317
     Additional paid-in capital..................................................        161,587           156,165
     Retained earnings...........................................................        159,400           134,654
     Unrealized gain on short-term investments, net of income taxes..............            106                95
                                                                                     -------------     --------------
                                                                                         321,414           291,231
     Treasury stock - 1,779,747 shares in 1998 and 261,629 shares in 1997, at cost       (32,309)             (788)
                                                                                     -------------     --------------
        Total stockholders' equity...............................................        289,105           290,443
                                                                                     -------------     --------------
                                                                                      $  485,705        $  377,474
                                                                                     =============     ==============

                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                            13 Weeks Ended                 26 Weeks Ended
                                                      ---------------------------    ---------------------------
                                                       June 28,        June 29,       June 28,        June 29,
                                                         1998            1997           1998            1997
                                                      -----------     -----------    ------------    -----------
Revenues:
     Company restaurant sales....................     $  149,829      $  114,775     $   279,587     $  215,618
     Franchise income............................         16,580          15,917          33,425         31,326
                                                      -----------     -----------    ------------    -----------
        Total operating revenues.................        166,409         130,692         313,012        246,944
                                                      -----------     -----------    ------------    -----------
Cost of Company restaurant sales:
     Food and beverage...........................         40,917          31,661          76,285         59,382
     Labor.......................................         47,291          36,025          89,614         68,126
     Direct and occupancy........................         37,191          28,419          70,410         54,441
     Pre-opening expense.........................            527             902           1,008          1,412
                                                      -----------     -----------    ------------    -----------
        Total cost of Company restaurant sales...        125,926          97,007         237,317        183,361
                                                      -----------     -----------    ------------    -----------
General and administrative expenses..............         14,564          13,109          29,018         25,555
Amortization of intangible assets................          1,546             857           2,421          1,425
Loss on disposition of restaurants and equipment.            213             251             671            484
                                                      -----------     -----------    ------------    -----------
Operating earnings...............................         24,160          19,468          43,585         36,119
                                                      -----------     -----------    ------------    -----------
Other income (expense):
     Investment income...........................            394             446             614          1,379
     Interest expense............................         (3,298)           (473)         (4,049)          (832)
     Other income................................            108              90             275            238
                                                      -----------     -----------    ------------    -----------
        Total other income (expense).............         (2,796)             63          (3,160)           785
                                                      -----------     -----------    ------------    -----------
Earnings before income taxes and
     extraordinary item..........................         21,364          19,531          40,425         36,904
Income taxes.....................................          7,947           7,305          15,038         13,802
                                                      -----------     -----------    ------------    -----------
Earnings before extraordinary item...............         13,417          12,226          25,387         23,102
Extraordinary loss from early extinguishment
     of debt, net of income taxes (Note 4).......           (641)           --              (641)          --
                                                      -----------     -----------    ------------    -----------
Net earnings.....................................     $   12,776      $   12,226     $    24,746     $   23,102
                                                      ===========     ===========    ============    ===========

Basic earnings per common share:
     Basic earnings before extraordinary item....     $     0.44      $     0.39     $     0.83      $     0.74
     Extraordinary item..........................          (0.02)           --            (0.02)           --
                                                      -----------     -----------    ------------    -----------
Basic net earnings per common share..............     $     0.42      $     0.39     $     0.81      $     0.74
                                                      ===========     ===========    ============    ===========

Diluted earnings per common share:
     Diluted earnings before extraordinary item..     $     0.44      $     0.39     $     0.83      $     0.73
     Extraordinary item..........................          (0.02)           --            (0.02)           --
                                                      -----------     -----------    ------------    -----------
Diluted net earnings per common share............     $     0.42      $     0.39     $     0.81      $     0.73
                                                      ===========     ===========    ============    ===========

Basic weighted average shares outstanding........         30,381          31,370         30,496          31,340
                                                      ===========     ===========    ============    ===========
Diluted weighted average shares outstanding......         30,522          31,611         30,630          31,609
                                                      ===========     ===========    ============    ===========





                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                             (dollars in thousands)



                                                                               Unrealized
                                    Common Stock        Additional               Gain on                   Total
                               ------------------------   Paid-In    Retained  Short-Term    Treasury   Stockholders'
                                  Shares      Amount      Capital    Earnings  Investments     Stock       Equity
                               ------------ ----------- ---------- ----------- ------------ ----------- -------------


Balance, December 28, 1997..... 31,744,009    $  317    $ 156,165   $ 134,654   $      95    $    (788)   $ 290,443

   Purchases of treasury stock.      --          --          --          --            --      (31,589)     (31,589)
   Shares sold under employee
      stock purchase plan......      --          --           322        --            --           73          395
   Stock options exercised.....    247,904         3        3,359        --            --         (128)       3,234
   Income tax benefit upon
     exercise of stock options.      --          --           937        --            --          --           937
   Shares issued under employee
     stock ownership plan......      --          --           432        --            --           68          500
   Shares issued under 401(k)
     plan......................      --          --           352        --            --           55          407
   Restricted shares awarded under
     equity incentive plan.....     76,000         1        1,586        --            --          --         1,587
   Unearned compensation relating
     to restricted shares......      --          --        (1,566)       --            --          --        (1,566)
   Change in unrealized gain on
     short-term investments,
     net of income taxes.......      --          --          --          --            11          --            11
   Net earnings................      --          --          --        24,746          --          --        24,746
                               ------------ ----------- ---------- ----------- ------------ ----------- ------------

Balance, June 28, 1998......... 32,067,913    $  321    $ 161,587   $ 159,400   $     106   $  (32,309)   $ 289,105
                               ============ =========== ========== =========== ============ =========== ============






                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (dollars in thousands)


                                                                                           26 Weeks Ended
                                                                                   --------------------------------
                                                                                     June 28,          June 29,
                                                                                       1998              1997
                                                                                   -------------      -------------
         CASH FLOWS FROM OPERATING ACTIVITIES:
              Net earnings......................................................     $  24,746         $  23,102
              Adjustments to reconcile net earnings to net
                 cash provided by operating activities:
                 Depreciation and amortization..................................        13,457             9,529
                 Amortization of intangible assets..............................         2,421             1,425
                 Amortization of deferred financing costs.......................           162                25
                 Gain on sale of investments....................................           (24)               --
                 Deferred income tax provision (benefit)........................          (651)              662
                 Loss on disposition of restaurants and equipment...............           671               484
              Changes  in  assets  and  liabilities  (exclusive  of  effects  of acquisitions):
                 Receivables....................................................        (1,223)            3,844
                 Inventories....................................................           252            (1,298)
                 Prepaid and other current assets...............................           846               320
                 Accounts payable...............................................            44             5,666
                 Accrued expenses and other current liabilities.................         9,665            (3,712)
                 Accrued income taxes...........................................        (5,011)             (918)
                 Franchise deposits.............................................            76               (55)
                 Other..........................................................           377              (539)
                                                                                   -------------     --------------
                 NET CASH PROVIDED BY OPERATING ACTIVITIES......................        45,808            38,535
                                                                                   -------------     --------------
         CASH FLOWS FROM INVESTING ACTIVITIES:
              Purchases of short-term investments...............................       (22,834)          (10,375)
              Maturities and sales of short-term investments....................        27,345            42,774
              Purchases of property and equipment...............................       (29,082)          (43,750)
              Acquisitions of restaurants, including acquisition costs..........      (101,749)          (33,650)
              Acquisition of minority interest in joint venture.................            --            (1,275)
              Proceeds from sale of restaurants and equipment...................        10,212               979
                                                                                   -------------     --------------
                 NET CASH USED BY INVESTING ACTIVITIES..........................      (116,108)          (45,297)
                                                                                   -------------     --------------
         CASH FLOWS FROM FINANCING ACTIVITIES:
              Purchases of treasury stock.......................................       (31,589)               --
              Dividends paid....................................................        (2,518)           (2,191)
              Issuance of common stock upon exercise of stock options...........         3,234             1,462
              Income tax benefit upon exercise of stock options.................           937               304
              Shares sold under employee stock purchase plan....................           395                93
              Proceeds from issuance of long-term debt..........................       157,825                --
              Deferred financing costs relating to issuance of long-term debt...        (4,000)               --
              Payments on long-term debt........................................       (54,924)             (894)
              Minority interest in net earnings of joint venture................            --                69
                                                                                   -------------     --------------
                 NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES...............        69,360            (1,157)
                                                                                   -------------     --------------
         NET DECREASE IN CASH AND CASH EQUIVALENTS..............................          (940)           (7,919)
         CASH AND CASH EQUIVALENTS, beginning of period.........................         8,908            17,346
                                                                                   -------------     --------------
         CASH AND CASH EQUIVALENTS, end of period...............................     $   7,968         $   9,427
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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                   (Unaudited)
                             (dollars in thousands)


                                                                                          26 Weeks Ended
                                                                                -----------------------------------
                                                                                   June 28,           June 29,
                                                                                     1998               1997
                                                                                ---------------    ----------------

SUPPLEMENTAL DISCLOSURES OF CASH
     FLOW INFORMATION:
     Cash paid during the 26 week period for:
       Income taxes........................................................        $    19,569        $   13,745
                                                                                ===============    ================
       Interest............................................................        $     2,859        $    1,771
                                                                                ===============    ================


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Capitalized leases of $5,052,000 were recorded in April 1998 when the Company acquired the operations and assets of 33 franchise restaurants.

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

2.    Acquisitions

On April 14, 1997, the Company acquired the operations of 11 franchise Applebee's restaurants located in the St. Louis metropolitan area and the related furniture and fixtures, certain land and leasehold improvements and rights to future development of restaurants for a total purchase price of $36,150,000. The purchase price was paid in a combination of $33,650,000 in cash and $2,500,000 of promissory notes, of which $1,500,000 was paid in January 1998 and $1,000,000 is payable in December 1998. One of the principals of the franchisee was related to a person who was a director of the Company until May 1997. The acquisition was accounted for as a purchase, and accordingly, the purchase price has been allocated to the fair value of net assets acquired and resulted in an allocation to goodwill of approximately $27,000,000 which is being amortized on a straight-line basis over 20 years. In conjunction with this acquisition, the Company also recorded capitalized leases of $4,055,000. The results of operations of such restaurants have been reflected in the consolidated financial statements subsequent to the date of acquisition. Results of operations of such restaurants prior to acquisition were not material in relation to the Company's operating results for the periods shown.

On December 23, 1997, the Company entered into an agreement with Apple South, Inc. ("Apple South"), its largest franchisee, to acquire 31 Applebee's restaurants plus one restaurant under construction and rights to future development of restaurants in the Virginia markets of Norfolk, Richmond, Roanoke and Charlottesville, referred to herein as the "Virginia Acquisition." The
Virginia Acquisition was completed on March 30, 1998, and was effective immediately after the close of business on March 29, 1998. The total purchase price was $94,749,000 and was paid in cash on March 30, 1998. The purchase price reflects $93,400,000 for the 32 restaurants referred to above plus $1,349,000 for one additional restaurant that was opened by Apple South prior to closing, as well as normal closing adjustments. See Note 3 for additional commitments and contingencies relating to the agreement with Apple South. The acquisition was accounted for as a purchase in the second quarter of 1998 and, accordingly, the purchase price has been allocated to the fair value of net assets acquired and the results of operations of such restaurants are reflected in the 1998 financial statements subsequent to the date of acquisition.

The Virginia Acquisition purchase price of $94,749,000 plus estimated acquisition fees of $7,000,000 has been allocated to the fair value of net assets acquired based upon an independent appraisal. The total of $101,749,000 has been allocated in the financial statements as follows (in thousands):

     Property and equipment...............................    $    45,485
     Inventories..........................................            489
     Goodwill.............................................         55,772
     Petty cash...........................................             48
     Prepaid and other current assets.....................             60
     Accrued expenses.....................................           (105)
                                                            ---------------
          Total...........................................    $   101,749
                                                            ===============

The following summarized unaudited pro forma results of operations of the Company (in thousands, except per share amounts) for the 1998 and 1997 year-to-date periods assume the Virginia Acquisition occurred as of the beginning of the respective periods. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Virginia Acquisition been effective as of the dates indicated, or which may result in the future.


                                                                              26 Weeks Ended
                                                           ------------------------------------------------------
                                                                 June 28, 1998              June 29, 1997
                                                           -------------------------- ---------------------------
                                                              Actual      Pro Forma      Actual       Pro Forma
                                                           ------------ ------------- ------------- -------------
     Food and beverage sales.............................. $ 279,587    $   296,254    $  215,618    $  246,106
     Franchise income.....................................    33,425         32,698        31,326        30,047
                                                           ------------ ------------- ------------- -------------
     Total operating revenues............................. $ 313,012    $   328,952    $  246,944    $  276,153
                                                           ============ ============== ============= =============
     Earnings before extraordinary item................... $  25,387    $    25,112    $   23,102    $   22,771
     Net earnings......................................... $  24,746    $    24,471    $   23,102    $   22,771
     Basic net earnings per common share.................. $    0.81    $      0.80    $     0.74    $     0.73
     Diluted net earnings per common share................ $    0.81    $      0.80    $     0.73    $     0.72
     Basic weighted average shares outstanding............    30,496         30,496        31,340        31,340
     Diluted weighted average shares outstanding..........    30,630         30,630        31,609        31,609

3.    Commitments and Contingencies

Litigation, claims and disputes: As of June 28, 1998, the Company was using assets owned by a former franchisee in the operation of one restaurant which remains under a purchase rights agreement that required the Company to make certain payments to the franchisee's lender. In 1991, a dispute arose between the lender and the Company over the amount of the payments due the lender. Based upon a then current independent appraisal, the Company offered to settle the dispute and purchase the assets of the existing restaurants for $1,000,000 in 1991. In November 1992, the lender was declared insolvent by the FDIC and has since been liquidated. The Company closed one of the three restaurants in 1994 and one of the two remaining restaurants in February 1996. In the fourth quarter of 1996, the Company received information indicating that the franchisee's indebtedness to the FDIC had been acquired by a third party. In June 1997, the third party filed a lawsuit against the Company seeking approximately $3,800,000. The lawsuit remains in the discovery phase. The Company believes it has meritorious defenses and will vigorously defend this lawsuit. In the event that the Company were to pay an amount determined to be in excess of the fair market value of the assets, the Company will recognize a loss at the time of such payment.

In addition, the Company is involved in various legal actions arising in the normal course of business. While the resolution of any such actions or the matter described above may have an impact on the financial results for the period in which it is resolved, the Company believes that the ultimate disposition of these matters will not, in the aggregate, have a material adverse effect upon its business or consolidated financial position.

Franchise financing: The Company entered into an agreement in 1992 with a financing source to provide up to $75,000,000 of financing to Company franchisees to fund development of new franchise restaurants. The Company provided a limited guaranty of loans made under the agreement. The Company's maximum recourse obligation of 10% of the amount funded is reduced beginning in the second year of each long-term loan and thereafter decreases ratably to zero after the seventh year of each loan. At June 28, 1998, approximately $48,000,000 had been funded through this financing source, of which $14,000,000 was outstanding. This agreement expired on December 31, 1994 and was not renewed, although some loan commitments as of the termination date were thereafter funded through December 31, 1995.

Severance agreements: The Company has severance and employment agreements with certain officers providing for severance payments to be made in the event the employee resigns or is terminated related to a change in control (as defined in the agreements). If the severance payments had been due as of June 28, 1998, the Company would have been required to make payments aggregating approximately $4,900,000. In addition, the Company has severance and employment agreements with certain officers which contain severance provisions not related to a change in control, and such provisions would have required aggregate payments of approximately $3,900,000 if such officers had been terminated as of June 28, 1998.

Apple South divestiture plan: As part of the agreement with Apple South relating to the Virginia Acquisition (see Note 2), Apple South has also agreed to use its best efforts to sell its other Applebee's restaurants as soon as practical, resulting in its exit as an Applebee's franchisee. To the extent any restaurants are not divested by Apple South by December 31, 1999, the Company has an option to purchase the remaining restaurants at a predetermined formula. The Company and Apple South have committed to work together to identify and approve qualified franchise groups to acquire the remaining Apple South restaurants and to effect an efficient transition of ownership. To assist in this transition, the Company has agreed to provide the availability of guarantees of up to 10% of the borrowings of qualified franchise groups, up to a maximum of $10,000,000 in the aggregate. To date, the Company has provided a guarantee to one franchise group totaling $1,000,000. Two principals of the franchise group are related to a director and officer of the Company.

4.    Financing

On March 30, 1998, the Company entered into a bank credit agreement that provides for $225,000,000 in senior secured credit facilities, consisting of an eight-year senior secured term loan of $125,000,000 and a five-year secured working capital facility of $100,000,000. The Company also entered into a five-year $5,000,000 letter of credit facility with another bank. On March 30, 1998, $125,000,000 was borrowed under the term loan facility and $15,000,000 was borrowed under the working capital facility. The total proceeds were utilized to fund the Virginia Acquisition (see Note 2) including related transaction fees and expenses; to repay certain existing indebtedness totaling $37,500,000; to pay deferred financing costs of $4,000,000; and for working capital needs and general corporate purposes.

In connection with the early extinguishment of debt, the Company paid a prepayment penalty of $930,000 on March 30, 1998. The prepayment penalty plus the remaining unamortized portion of the related deferred financing costs of $91,000 is reflected as an extraordinary loss of $641,000, net of income taxes of $380,000, in the accompanying consolidated statement of earnings for the second quarter of 1998.

Long-term debt, including capitalized lease obligations, as of June 28, 1998 is comprised of the following (in thousands):

     Term loan facility...................................    $    125,000
     Capitalized lease obligations........................           9,661
     Other................................................           2,428
                                                            ---------------
          Total...........................................    $    137,089
                                                            ===============

As of June 28, 1998, no amounts were outstanding under the $100,000,000 working capital facility, and standby letters of credit totaling $2,257,000 were outstanding under the $5,000,000 letter of credit facility.

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

In connection with the senior term loan, the Company has entered into interest rate swap agreements to manage its exposure to interest rate fluctuations. The agreements were effective beginning May 1, 1998, and have maturity dates ranging from four to seven years for an aggregate notional amount of $100,000,000 for three-month LIBOR rates ranging from 5.91% to 6.05%.

Both the senior term loan and the working capital facility are secured by the common stock of each of the Company's present and future subsidiaries and all intercompany debt of the Company and such subsidiaries. In addition, both the senior term loan and the working capital facility are subject to various covenants and restrictions which, among other things, require the maintenance of stipulated fixed charge, interest coverage and leverage ratios, as defined, and limit additional indebtedness and capital expenditures in excess of specified amounts. The credit agreement also restricts the amount available for cash dividends. The Company is currently in compliance with the covenants contained in its credit agreement.

The Company's Board of Directors has approved plans to repurchase up to $50,000,000 of the Company's common stock, subject to market conditions. The credit agreement permits up to $50,000,000 to be utilized for such repurchases. Since December 28, 1997, the Company has repurchased 1,578,000 shares of its common stock at an aggregate value of $31,589,000.

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

                                                               13 Weeks Ended                  26 Weeks Ended
                                                       ------------------------------- -------------------------------
                                                          June 28,       June 29,         June 28,        June 29,
                                                            1998           1997             1998            1997
                                                       --------------- --------------- --------------- ---------------

Net earnings.........................................    $  12,776       $  12,226       $  24,746       $  23,102
                                                       =============== =============== =============== ===============

Basic weighted average shares outstanding............       30,381          31,370          30,496          31,340
Dilutive effect of stock options.....................          141             241             134             269
                                                       --------------- --------------- --------------- ---------------
Diluted weighted average shares outstanding..........       30,522          31,611          30,630          31,609
                                                       =============== =============== =============== ===============

Basic net earnings per common share..................    $    0.42       $    0.39       $    0.81       $    0.74
                                                       =============== =============== =============== ===============
Diluted net earnings per common share................    $    0.42       $    0.39       $    0.81       $    0.73
                                                       =============== =============== =============== ===============



6.     Long Island Sale

In May 1998, the Company completed the sale of its six restaurants located in the Long Island, New York area for approximately $10,000,000 in cash. The operations of the restaurants and future restaurant development in the market area have been assumed by an existing Applebee's franchisee. The sale of these restaurants did not have a significant effect on the Company's net earnings and financial position.

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

The Company operates on a 52 or 53 week fiscal year ending on the last Sunday in December. The Company's fiscal quarters ended June 28, 1998 and June 29, 1997 each contained 13 weeks, and are referred to hereafter as the "1998 quarter" and the "1997 quarter," respectively. The 26 week periods ended June 28, 1998 and June 29, 1997 are referred to hereafter as the "1998 year-to-date period" and the "1997 year-to-date period," respectively.

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

On December 23, 1997, the Company entered into an agreement with Apple South, Inc. ("Apple South"), its largest franchisee, to acquire 31 Applebee's restaurants plus one restaurant under construction and rights to future development of restaurants in the Virginia markets of Norfolk, Richmond, Roanoke and Charlottesville, referred to herein as the "Virginia Acquisition." The
Virginia Acquisition was completed on March 30, 1998, and was effective immediately after the close of business on March 29, 1998. The total purchase price was $94,749,000 and was paid in cash on March 30, 1998. The acquisition was accounted for as a purchase in the second quarter of 1998 and, accordingly, the purchase price has been allocated to the fair value of net assets acquired and the results of operations of such restaurants have been reflected in the 1998 financial statements subsequent to the date of acquisition.

Results of Operations

The following table sets forth, for the periods indicated, information derived from the Company's consolidated statements of earnings expressed as a percentage of total operating revenues, except where otherwise noted.
Percentages may not add due to rounding.

                                                                      13 Weeks Ended             26 Weeks Ended
                                                                ------------------------------------------------------
                                                                 June 28,       June 29,      June 28,     June 29,
                                                                   1998           1997          1998         1997
                                                                ------------   ------------ ------------- ------------
Revenues:
     Company restaurant sales................................       90.0%          87.8%         89.3%        87.3%
     Franchise income........................................       10.0           12.2          10.7         12.7
                                                                ------------   ------------ ------------- ------------
        Total operating revenues.............................      100.0%         100.0%        100.0%       100.0%
                                                                ============   ============ ============= ============
Cost of sales (as a percentage of Company restaurant sales):
     Food and beverage.......................................       27.3%          27.6%         27.3%        27.5%
     Labor...................................................       31.6           31.4          32.1         31.6
     Direct and occupancy....................................       24.8           24.8          25.2         25.2
     Pre-opening expense.....................................        0.4            0.8           0.4          0.7
                                                                ------------   ------------ ------------- ------------
        Total cost of sales..................................       84.0%          84.5%         84.9%        85.0%
                                                                ============   ============ ============= ============

General and administrative expenses..........................        8.8%          10.0%          9.3%        10.3%
Amortization of intangible assets............................        0.9            0.7           0.8          0.6
Loss on disposition of restaurants and equipment.............        0.1            0.2           0.2          0.2
                                                                ------------   ------------ ------------- ------------
Operating earnings...........................................       14.5           14.9          13.9         14.6
                                                                ------------   ------------ ------------- ------------
Other income (expense):
     Investment income.......................................        0.2            0.3           0.2          0.6
     Interest expense........................................       (2.0)          (0.4)         (1.3)        (0.3)
     Other income............................................        0.1            0.1           0.1          0.1
                                                                ------------   ------------ ------------- ------------
        Total other income (expense).........................       (1.7)           0.0          (1.0)         0.3
                                                                ------------   ------------ ------------- ------------
Earnings before income taxes and
     extraordinary item......................................       12.8           14.9          12.9         14.9
Income taxes.................................................        4.8            5.6           4.8          5.6
                                                                ------------   ------------ ------------- ------------
Earnings before extraordinary item...........................        8.1            9.4           8.1          9.4
Extraordinary loss from early extinguishment of
     debt, net of income taxes...............................       (0.4)            --          (0.2)          --
                                                                -------------  ------------ ------------- ------------
Net earnings.................................................        7.7%           9.4%          7.9%         9.4%
                                                                ============   ============ ============= ============


The following table sets forth certain unaudited financial information and other restaurant data relating to Company and franchise restaurants, as reported to the Company by franchisees.

                                                                13 Weeks Ended                 26 Weeks Ended
                                                           ----------------------------  -----------------------------
                                                             June 28,       June 29,       June 28,        June 29,
                                                               1998           1997           1998            1997
                                                           -------------  -------------  --------------  -------------
Number of restaurants:
Applebee's:
     Company(1):
         Beginning of period...........................          195            149             190            148
         Restaurant openings...........................            3              6               8              8
         Restaurants acquired from franchisees.........           33             11              33             11
         Restaurants acquired by franchisees...........           (6)            --              (6)            --
         Restaurant closings...........................           (1)            --              (1)            (1)
                                                           -------------  -------------  --------------  -------------
         End of period.................................          224            166             224            166
                                                           -------------  -------------  --------------  -------------
     Franchise:
         Beginning of period...........................          784            695             770            671
         Restaurant openings...........................           25             23              40             47
         Restaurants acquired from franchisees.........          (33)           (11)            (33)           (11)
         Restaurants acquired by franchisees...........            6             --               6             --
         Restaurant closings...........................           (2)            (1)             (3)            (1)
                                                           -------------  -------------  --------------  -------------
         End of period.................................          780            706             780            706
                                                           -------------  -------------  --------------  -------------
     Total Applebee's:
         Beginning of period...........................          979            844             960            819
         Restaurant openings...........................           28             29              48             55
         Restaurant closings...........................           (3)            (1)             (4)            (2)
                                                           -------------  -------------  --------------  -------------
         End of period.................................        1,004            872           1,004            872
                                                           =============  =============  ==============  =============

Rio Bravo Cantinas:
     Company:
         Beginning of period...........................           32             24              31             21
         Restaurant openings...........................            3              3               4              6
                                                           -------------  -------------  --------------  -------------
         End of period.................................           35             27              35             27
                                                           -------------  -------------  --------------  -------------
     Franchise:
         Beginning of period...........................           26             14              24              9
         Restaurant openings...........................         --                4               2              9
                                                           -------------  -------------  --------------  -------------
         End of period.................................           26             18              26             18
                                                           -------------  -------------  --------------  -------------
     Total Rio Bravo Cantinas:
         Beginning of period...........................           58             38              55             30
         Restaurant openings...........................            3              7               6             15
                                                           -------------  -------------  --------------  -------------
         End of period.................................           61             45              61             45
                                                           =============  =============  ==============  =============

Specialty Restaurants..................................            4              4               4              4
                                                           =============  =============  ==============  =============

Total number of restaurants:
         Beginning of period...........................        1,041            886           1,019            853
         Restaurant openings...........................           31             36              54             70
         Restaurant closings...........................           (3)            (1)             (4)            (2)
                                                           -------------  -------------  --------------  -------------
         End of period.................................        1,069            921           1,069            921
                                                           =============  =============  ==============  =============



                                                               13 Weeks Ended                  26 Weeks Ended
                                                         ------------------------------  -----------------------------
                                                           June 28,        June 29,        June 28,        June 29,
                                                             1998            1997            1998            1997
                                                         --------------  --------------  --------------  -------------
Weighted average weekly sales per restaurant:
     Applebee's:
         Company(1)...................................    $  41,670       $  42,706       $   41,507      $ 41,831
         Franchise....................................    $  40,132       $  40,984       $   39,973      $ 40,747
         Total Applebee's.............................    $  40,480       $  41,306       $   40,299      $ 40,946
    Rio Bravo Cantinas:
         Company(2)...................................    $   58,464      $  67,802       $   57,119      $ 65,509
         Franchise....................................    $   44,664      $  54,327       $   43,649      $ 53,784
         Total Rio Bravo Cantinas.....................    $   52,245      $  62,569       $   51,024      $ 61,237
Change in comparable restaurant sales:(3)
    Applebee's:
         Company(1)...................................        (1.3)%          (0.3)%           (1.0)%         0.8%
         Franchise....................................        (1.2)%           1.2 %           (0.7)%         1.9%
         Total Applebee's.............................        (1.2)%           0.9 %           (0.8)%         1.7%
     Rio Bravo Cantinas (Company).....................        (5.6)%          (1.8)%           (4.6)%         0.0%
Total system sales (in thousands):
     Applebee's.......................................    $ 520,896       $ 459,986       $1,025,577      $899,081
     Rio Bravo Cantinas...............................       39,819          32,840           76,457        58,346
     Specialty restaurants............................        3,723           3,671            7,360         7,231
                                                         --------------  --------------  --------------  -------------
         Total system sales...........................    $ 564,438       $ 496,497       $1,109,394      $964,658
                                                         ==============  ==============  ==============  =============





















--------
(1) Includes one Texas restaurant operated by the Company under a management agreement since July 1990.
(2) Excludes one restaurant  which is open for dinner only.
(3) When computing comparable restaurant sales, restaurants open for at least 18 months are compared from period to period.

Company Restaurant Sales. Company restaurant sales for the 1998 and 1997 quarters and the 1998 and 1997 year-to-date periods were as follows (in thousands):

                                                                 13 Weeks Ended
                                                ---------------------------------------------------
                                                   June 28,           June 29,
                                                     1998               1997           Increase
                                                --------------     --------------    --------------
         Applebee's........................      $    121,384       $     89,127       $    32,257
         Rio Bravo Cantinas................            24,722             21,977             2,745
         Specialty restaurants.............             3,723              3,671                52
                                                --------------     --------------    --------------
              Total........................      $    149,829       $    114,775       $    35,054
                                                ==============     ==============    ==============


                                                                 26 Weeks Ended
                                                ---------------------------------------------------
                                                   June 28,           June 29,
                                                     1998               1997            Increase
                                                --------------     --------------    --------------
         Applebee's........................      $    224,885       $    168,327       $    56,558
         Rio Bravo Cantinas................            47,342             40,060             7,282
         Specialty restaurants.............             7,360              7,231               129
                                                --------------     --------------    --------------
              Total........................      $    279,587       $    215,618       $    63,969
                                                ==============     ==============    ==============

Total Company restaurant sales increased 31% and 30% in the 1998 quarter and the 1998 year-to-date period, respectively. Sales increased 36% and 34% for Applebee's restaurants in the 1998 quarter and the 1998 year-to-date period, respectively, due primarily to Company restaurant openings and sales from the 33 Virginia restaurants acquired at the beginning of the 1998 quarter. Sales in the 1998 year-to-date period also increased as a result of the April 1997 acquisition of 11 St. Louis restaurants. Sales increased 12% and 18% for Rio Bravo Cantina restaurants in the 1998 quarter and the 1998 year-to-date period, respectively, due primarily to Company restaurant openings.

Comparable restaurant sales at Company Applebee's restaurants decreased by 1.3% and 1.0% in the 1998 quarter and the 1998 year-to-date period, respectively. Weighted average weekly sales at Company Applebee's restaurants decreased 2.4% from $42,706 in the 1997 quarter to $41,670 in the 1998 quarter and decreased 0.8% from $41,831 in the 1997 year-to-date period to $41,507 in the 1998 year-to-date period.

The Company does not expect significant comparable restaurant sales increases and may experience comparable restaurant sales decreases for the remainder of the 1998 fiscal year for Company Applebee's restaurants. Although the Company's experience in developing markets indicates that the opening of multiple restaurants within a particular market results in increased market share, decreases in comparable restaurant sales and average weekly sales volumes of new restaurants may result.

Comparable restaurant sales for Company Rio Bravo Cantina restaurants decreased by 5.6% in the 1998 quarter and 4.6% in the 1998 year-to-date period due primarily to increased competition in the Atlanta and Florida markets. Weighted average weekly sales (excluding one restaurant that is open for dinner only) decreased from $67,802 in the 1997 quarter to $58,464 in the 1998 quarter and from $65,509 in the 1997 year-to-date period to $57,119 in the 1998 year-to-date period. Weighted average weekly sales in the 1998 quarter and the 1998 year-to-date period continue to be impacted by new restaurant openings in new markets, as well as the addition of a new smaller prototype restaurant during 1997. When entering new markets where the Company has not yet established a market presence, sales levels are expected to be lower than in the Georgia and Florida markets where the Company has a concentration of restaurants and high customer awareness.

Franchise Income. Overall franchise income increased $663,000 (4%) from $15,917,000 in the 1997 quarter to $16,580,000 in the 1998 quarter and increased $2,099,000 (7%) from $31,326,000 in the 1997 year-to-date period to $33,425,000 in the 1998 year-to-date period. Such increases were due primarily to the increased number of franchise Applebee's and Rio Bravo Cantina restaurants operating during the 1998 quarter and 1998 year-to-date period as compared to the 1997 quarter and 1997 year-to-date period. Franchise income in both the 1998 quarter and the 1998 year-to-date period was impacted by the acquisition of the Virginia restaurants in the 1998 quarter and the St. Louis restaurants in the 1997 quarter.

Cost of Company Restaurant Sales. Food and beverage costs decreased from 27.6% and 27.5% in the 1997 quarter and the 1997 year-to-date period, respectively, to 27.3% in both the 1998 quarter and the 1998 year-to-date period due primarily to operational improvements, purchasing efficiencies resulting from the Company's rapid growth, and the menu price increase implemented in the fourth quarter of 1997. Beverage sales, as a percentage of Company restaurant sales, declined from 18.1% in both the 1997 quarter and the 1997 year-to-date period to 16.8% and 17.0% in the 1998 quarter and the 1998 year-to-date period, respectively, which had a negative impact on overall food and beverage costs. Management believes that the reduction in beverage sales is due in part to the continuation of the overall trend toward increased awareness of responsible alcohol consumption.

Labor costs increased from 31.4% in the 1997 quarter to 31.6% in the 1998 quarter and increased from 31.6% in the 1997 year-to-date period to 32.1% in the 1998 year-to-date period. These increases were due primarily to the adverse impact on restaurant labor costs during, and for a number of months following, the implementation of the Company's food and menu enhancement initiative in its Applebee's restaurants during the latter half of 1997. In addition, increases in the minimum wage, as well as the highly competitive nature of the restaurant industry, continue to exert pressure on both hourly labor and management costs. These increases were partially offset by lower labor costs in the Virginia restaurants.

Direct and occupancy costs were 24.8% in both the 1997 quarter and the 1998 quarter and were 25.2% in both the 1997 year-to-date period and the 1998 year-to-date period. Rent expense, as a percentage of sales, declined in both the 1998 quarter and 1998 year-to-date period due to a higher proportion of owned properties in Virginia. This decrease was offset by an increase in depreciation expense associated with new restaurants.

General and Administrative Expenses. General and administrative expenses decreased from 10.0% and 10.3% in the 1997 quarter and 1997 year-to-date period, respectively, to 8.8% and 9.3% in the 1998 quarter and 1998 year-to-date period, respectively, due primarily to the absorption of general and administrative expenses over a larger revenue base as well as the additional leverage resulting from the Virginia and St. Louis acquisitions. General and administrative expenses increased by $1,455,000 (11%) and $3,463,000 (14%) during the 1998 quarter and 1998 year-to-date period, respectively, compared to the 1997 quarter and 1997 year-to-date period, respectively, due primarily to the costs of additional personnel associated with the Company's development efforts and system-wide expansion.

Investment Income. Investment income decreased in both the 1998 quarter and the 1998 year-to-date period primarily as a result of decreases in cash and cash equivalents and short-term investments due to capital expenditures and acquisitions.

Interest Expense. Interest expense increased in both the 1998 quarter and the 1998 year-to-date period as a result of interest associated with borrowings under the Company's $225,000,000 credit facilities and capitalized leases related to the St. Louis and Virginia acquisitions.

Income Taxes. The effective income tax rate, as a percentage of earnings before income taxes, was 37.2% in both the 1998 quarter and 1998 year-to-date period, compared to 37.4% in the 1997 quarter and 1997 year-to-date period, respectively. The decrease in the Company's effective tax rate in both the 1998 quarter and the 1998 year-to-date period was due primarily to a reduction in state income taxes and an increase in credits resulting from FICA taxes on tips.

Extraordinary Item. In connection with the early extinguishment of debt, the Company paid a prepayment penalty of $930,000 on March 30, 1998. The prepayment penalty plus the remaining unamortized portion of the related deferred financing costs of $91,000 is reflected as an extraordinary loss of $641,000, net of income taxes of $380,000, in the accompanying consolidated statement of earnings for the second quarter of 1998.

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

Capital expenditures were $90,480,000 in fiscal year 1997 (excluding $33,650,000 related to the St. Louis Acquisition and $1,525,000 related to the purchase of the remaining 50% interest in a joint venture arrangement with the Company's franchisee in Nevada) and $29,082,000 (excluding $101,749,000 related to the Virginia Acquisition, including acquisition costs) in the 1998 year-to-date period. The Company currently expects to open 32 Applebee's restaurants and 9 Rio Bravo Cantina restaurants in 1998, excluding the 33 Applebee's restaurants acquired as part of the Virginia Acquisition on March 30, 1998. In addition to the $101,749,000 relating to the Virginia Acquisition, capital expenditures in fiscal 1998 are expected to be between $85,000,000 and $90,000,000 primarily for the development of new restaurants, refurbishments of and capital replacements for existing restaurants, and enhancements to information systems for the
Company's restaurants and corporate office. The amount of actual capital expenditures will be dependent upon, among other things, the proportion of leased versus owned properties as the Company expects to continue to purchase a portion of its sites. In addition, if the Company opens more restaurants than it currently anticipates or acquires additional restaurants, its capital requirements will increase accordingly.

On March 30, 1998, the Company entered into a bank credit agreement that provides for $225,000,000 in senior secured credit facilities, consisting of an eight-year senior secured term loan of $125,000,000 and a five-year secured working capital facility of $100,000,000. The Company also entered into a five-year $5,000,000 letter of credit facility with another bank. On March 30, 1998, $125,000,000 was borrowed under the term loan facility and $15,000,000 was borrowed under the working capital facility. The total proceeds were utilized to fund the Virginia Acquisition (see Note 2) including related transaction fees and expenses; to repay certain existing indebtedness totaling $37,500,000; to pay deferred financing costs of $4,000,000; and for working capital needs and general corporate purposes.

Both the senior term loan and the working capital facility are secured by the common stock of each of the Company's present and future subsidiaries and all intercompany debt of the Company and such subsidiaries. In addition, both the senior term loan and the working capital facility are subject to various covenants and restrictions which, among other things, require the maintenance of stipulated fixed charge, interest coverage and leverage ratios, as defined, and limit additional indebtedness and capital expenditures in excess of specified amounts. The credit agreement also restricts the amount available for cash dividends. The Company is currently in compliance with the covenants contained in its credit agreement.

The Company's Board of Directors has approved plans to repurchase up to $50,000,000 of the Company's common stock, subject to market conditions. The credit agreement permits up to $50,000,000 to be utilized for such repurchases. Since December 28, 1997, the Company has repurchased 1,578,000 shares of its common stock at an aggregate value of $31,589,000.

As of June 28, 1998, the Company held liquid assets totaling $14,371,000, consisting of cash and cash equivalents ($7,968,000) and short-term investments ($6,403,000). As of June 28, 1998, no amounts were outstanding under the $100,000,000 working capital facility, and standby letters of credit totaling $2,257,000 were outstanding under the $5,000,000 letter of credit facility.

The Company believes that its liquid assets and cash generated from operations, combined with borrowings available under its $225,000,000 senior secured credit facilities, will provide sufficient funds for its capital requirements for the foreseeable future.

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

Forward-Looking Statements

The statements contained herein regarding future sales, operating costs, restaurant development, capital expenditures and the impact of the Year 2000 are forward-looking and based on current expectations. There are several risks and uncertainties that could cause actual results to differ materially from those described. For a discussion of the principal factors that could cause actual results to be materially different, refer to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on February 9, 1998.

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

As of June 28, 1998, the Company was using assets owned by a former franchisee in the operation of one restaurant which remains under a purchase rights agreement that required the Company to make certain payments to the franchisee's lender. In 1991, a dispute arose between the lender and the Company over the amount of the payments due the lender. Based upon a then current independent appraisal, the Company offered to settle the dispute and purchase the assets of the existing restaurants for $1,000,000 in 1991. In November 1992, the lender was declared insolvent by the FDIC and has since been liquidated. The Company closed one of the three restaurants in 1994 and one of the two remaining restaurants in February 1996. In the fourth quarter of 1996, the Company received information indicating that the franchisee's indebtedness to the FDIC had been acquired by a third party. In June 1997, the third party filed a lawsuit against the Company seeking approximately $3,800,000. The lawsuit remains in the discovery phase. The Company believes it has meritorious defenses and will vigorously defend this lawsuit. In the event that the Company were to pay an amount determined to be in excess of the fair market value of the assets, the Company will recognize a loss at the time of such payment.

In addition, the Company is involved in various legal actions arising in the normal course of business. While the resolution of any such actions or the matter described above may have an impact on the financial results for the period in which it is resolved, the Company believes that the ultimate disposition of these matters will not, in the aggregate, have a material adverse effect upon its business or consolidated financial position.

Item 4.     Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on May 6, 1998. The following matters were submitted to a vote of the Stockholders:

    Proposal I.    It  was  proposed  that  Lloyd L.  Hill,  Jack  P. Helms  and
                   Burton M. Sack be elected as directors to serve a three-year term expiring in 2001.

    Proposal II.   Ratification of Deloitte & Touche LLP as independent auditors for the Company for the 1998 fiscal year.

The results of the voting on the foregoing matters were as follows:

                                                                                                     Broker Non-
    Proposal           Affirmative Votes          Negative Votes              Abstentions               Votes
-----------------     -------------------     ---------------------      --------------------    --------------------
I (Hill)                  26,744,388                   376,703                  --                      --
I (Helms)                 26,744,368                   376,723                  --                      --
I (Sack)                  26,744,408                   376,683                  --                      --
II                        27,053,188                    35,890                 32,013                   --

Since each Proposal required the affirmative votes of 13,560,546 shares to be adopted, each Proposal was affirmatively adopted by the Stockholders.

Item 6.     Exhibits and Reports on Form 8-K

            (a) The Exhibits listed on the accompanying Exhibit Index are filed as part of this report.

            (b) The Company filed a report on Form 8-K/A on June 2, 1998 amending a report on Form 8-K filed on January 12, 1998 announcing that it had entered into a definitive agreement with Apple South, Inc. to acquire 31 Applebee's restaurants plus one restaurant under construction in the Virginia markets of Norfolk, Richmond, Roanoke and Charlottesville.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 APPLEBEE'S INTERNATIONAL, INC.
                                                 (Registrant)



Date:    July 29, 1998                     By:/s/    Lloyd L. Hill
         -------------------------            ---------------------
                                              Lloyd L. Hill
                                              Chief Executive Officer, President
                                              and Chief Operating Officer

Date:    July 29, 1998                     By:  /s/    George D. Shadid
         -------------------------            ------------------------
                                              George D. Shadid
                                              Executive Vice President and
                                              Chief Financial Officer
                                              (principal financial officer)

Date:    July 29, 1998                     By:  /s/    Mark A. Peterson
         -------------------------            ------------------------
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