Form 10-Q
period 1998-09-27
APPLEBEES INTERNATIONAL INC
filed 1998-11-04
CIK 853665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark    One)
 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                September 27, 1998
                               -------------------------------------------------

                                                      OR

[    ]   TRANSITION  REPORT  PURSUANT TO  SECTION  13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------   -----------------------
Commission File Number:    000-17962


                         Applebee's International, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                   43-1461763
  ---------------------------------         ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

          4551 W. 107th Street, Suite 100, Overland Park, Kansas 66207
 -------------------------------------------------------------------------------
              (Address of principal executive offices and zip code)

                                 (913) 967-4000
               ---------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes   X     No
                                            ----       ----
The number of shares of the registrant's common stock outstanding as of October 30, 1998 was 30,025,805.

                         APPLEBEE'S INTERNATIONAL, INC.
                                    FORM 10-Q
                     FISCAL QUARTER ENDED SEPTEMBER 27, 1998
                                      INDEX


                                                                                                               Page

Part I              Financial Information

Item 1.             Consolidated Financial Statements:

                    Consolidated Balance Sheets as of September 27, 1998
                       and December 28, 1997................................................................      3

                    Consolidated Statements of Earnings for the 13 Weeks and 39 Weeks
                       Ended September 27, 1998 and September 28, 1997......................................      4

                    Consolidated Statement of Stockholders' Equity for the
                       39 Weeks Ended September 27, 1998....................................................      5

                    Consolidated Statements of Cash Flows for the 39 Weeks
                       Ended September 27, 1998 and September 28, 1997......................................      6

                    Notes to Consolidated Financial Statements..............................................      8

Item 2.             Management's Discussion and Analysis of
                       Financial Condition and Results of Operations........................................     13



Part II             Other Information

Item 1.             Legal Proceedings.......................................................................     23

Item 6.             Exhibits and Reports on Form 8-K........................................................     23


Signatures .................................................................................................     24

Exhibit Index...............................................................................................     25


                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      (in thousands, except share amounts)


                                                                                      September 27,      December 28,
                                                                                           1998              1997
                                                                                      --------------     -------------
                                                       ASSETS

Current assets:
     Cash and cash equivalents...................................................      $     2,247         $   8,908
     Short-term investments, at market value (amortized cost of $4,705 in 1998
        and $10,754 in 1997).....................................................            4,888            10,906
     Receivables (less allowance for bad debts of $1,166 in 1998 and $837 in 1997)          16,507            16,390
     Inventories.................................................................            4,992             4,788
     Prepaid and other current assets............................................            1,894             2,962
                                                                                      --------------     -------------
        Total current assets.....................................................           30,528            43,954
Property and equipment, net......................................................          351,088           276,082
Goodwill, net....................................................................          100,362            48,065
Franchise interest and rights, net...............................................            4,095             4,667
Other assets.....................................................................            8,103             4,706
                                                                                      --------------     -------------
                                                                                       $   494,176         $ 377,474
                                                                                      ==============     =============


                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt...........................................      $     2,833         $   6,526
     Accounts payable............................................................           14,587            19,731
     Accrued expenses and other current liabilities..............................           36,849            28,547
     Accrued dividends...........................................................             --               2,518
     Accrued income taxes........................................................            1,031             5,166
                                                                                      --------------     -------------
        Total current liabilities................................................           55,300            62,488
                                                                                      --------------     -------------
Non-current liabilities:
     Long-term debt - less current portion.......................................          139,118            22,579
     Franchise deposits..........................................................            1,980             1,532
     Deferred income taxes.......................................................            1,356               432
                                                                                      --------------     -------------
        Total non-current liabilities............................................          142,454            24,543
                                                                                      --------------     -------------
        Total liabilities........................................................          197,754            87,031
                                                                                      --------------     -------------
Commitments and contingencies (Note 3)
Stockholders' equity:
     Preferred stock - par value $0.01 per share:  authorized - 1,000,000 shares;
        no shares issued.........................................................             --                  --
     Common stock - par value $0.01 per share:  authorized - 125,000,000 shares;
        issued - 32,112,538 shares in 1998 and 31,744,009 shares in 1997.........              321               317
     Additional paid-in capital..................................................          162,684           156,165
     Retained earnings...........................................................          172,944           134,654
     Unrealized gain on short-term investments, net of income taxes..............              115                95
                                                                                      --------------     -------------
                                                                                           336,064           291,231
     Treasury stock - 2,139,255 shares in 1998 and 261,629 shares in 1997, at cost         (39,642)             (788)
                                                                                      --------------     -------------
        Total stockholders' equity...............................................          296,422           290,443
                                                                                      --------------     -------------
                                                                                       $   494,176         $ 377,474
                                                                                      ==============     =============

                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                              13 Weeks Ended                   39 Weeks Ended
                                                       ------------------------------   ------------------------------
                                                       September 27,   September 28,    September 27,    September 28,
                                                           1998             1997             1998             1997
                                                       -------------   --------------   -------------    -------------
Revenues:
     Company restaurant sales....................      $  151,648      $   117,607      $   431,235      $   333,225
     Franchise income............................          17,002           16,260           50,427           47,586
                                                       -------------   --------------   -------------    -------------
        Total operating revenues.................         168,650          133,867          481,662          380,811
                                                       -------------   --------------   -------------    -------------
Cost of Company restaurant sales:
     Food and beverage...........................          41,680           32,228          117,965           91,610
     Labor.......................................          47,589           37,914          137,203          106,040
     Direct and occupancy........................          38,301           28,884          108,711           83,325
     Pre-opening expense.........................             912              864            1,920            2,276
                                                       -------------   --------------   -------------    -------------
        Total cost of Company restaurant sales...         128,482           99,890          365,799          283,251
                                                       -------------   --------------   -------------    -------------
General and administrative expenses..............          14,398           13,060           43,416           38,615
Amortization of intangible assets................           1,546              913            3,967            2,338
Loss on disposition of restaurants and equipment.             187              262              858              746
                                                       -------------   --------------   -------------    -------------
Operating earnings...............................          24,037           19,742           67,622           55,861
                                                       -------------   --------------   -------------    -------------
Other income (expense):
     Investment income...........................             249              180              863            1,559
     Interest expense............................          (2,853)            (407)          (6,902)          (1,239)
     Other income................................             135               58              410              296
                                                       -------------   --------------   -------------    -------------
        Total other income (expense).............          (2,469)            (169)          (5,629)             616
                                                       -------------   --------------   -------------    -------------
Earnings before income taxes and
     extraordinary item..........................          21,568           19,573           61,993           56,477
Income taxes.....................................           8,024            7,320           23,062           21,122
                                                       -------------   --------------   -------------    -------------
Earnings before extraordinary item...............          13,544           12,253           38,931           35,355
Extraordinary loss from early extinguishment
     of debt, net of income taxes (Note 4).......            --               --               (641)            --
                                                       -------------   --------------   -------------    -------------
Net earnings.....................................      $   13,544      $    12,253      $    38,290      $    35,355
                                                       =============   ==============   =============    =============

Basic earnings per common share:
     Basic earnings before extraordinary item....      $     0.45      $      0.39      $      1.28      $      1.13
     Extraordinary item..........................            --               --              (0.02)             --
                                                       -------------   --------------   -------------    -------------
Basic net earnings per common share..............      $     0.45      $      0.39      $      1.26      $      1.13
                                                       =============   ==============   =============    =============

Diluted earnings per common share:
     Diluted earnings before extraordinary item..      $     0.45      $      0.39      $      1.28      $      1.12
     Extraordinary item..........................            --               --              (0.02)             --
                                                       -------------   --------------   -------------    -------------
Diluted net earnings per common share............      $     0.45      $      0.39      $      1.26      $      1.12
                                                       =============   ==============   =============    =============

Basic weighted average shares outstanding........          30,184           31,444           30,392           31,375
                                                       =============   ==============   =============    =============
Diluted weighted average shares outstanding......          30,278           31,692           30,522           31,636
                                                       =============   ==============   =============    =============





                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                      (in thousands, except share amounts)



                                                                                Unrealized
                                     Common Stock        Additional               Gain on                   Total
                                ------------------------  Paid-In    Retained   Short-Term   Treasury    Stockholders'
                                   Shares      Amount     Capital    Earnings   Investments    Stock        Equity
                                ------------ ----------- ---------- ---------- ------------- ----------  ------------


Balance, December 28, 1997.....  31,744,009    $  317    $ 156,165  $ 134,654   $      95   $    (788)   $ 290,443

   Purchases of treasury stock.        --        --            --        --          --       (38,904)     (38,904)
   Shares sold under employee
     stock purchase plan.......        --        --            507       --          --           106          613
   Stock options exercised.....     296,529         3        4,018       --          --          (179)       3,842
   Income tax benefit upon
     exercise of stock options.        --        --          1,065       --          --           --         1,065
   Shares issued under employee
     stock ownership and 401(k)
     plans.....................        --        --            784       --          --           123          907
   Restricted shares awarded under
     equity incentive plan, net
     of cancellations..........      72,000         1        1,503       --          --           --         1,504
   Unearned compensation relating
     to restricted shares......        --        --         (1,358)      --          --           --        (1,358)
   Change in unrealized gain on
     short-term investments,
     net of income taxes.......        --        --            --        --            20         --            20
   Net earnings................        --        --            --      38,290        --           --        38,290
                                ------------ ----------- ---------- ---------- ------------- ----------  ------------

Balance, September 27, 1998....  32,112,538    $  321    $ 162,684  $ 172,944   $     115    $(39,642)   $ 296,422
                                ============ =========== ========== ========== ============= ==========  ============



                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                    39 Weeks Ended
                                                                          -----------------------------------
                                                                           September 27,       September 28,
                                                                               1998                1997
                                                                          ---------------     ---------------
       CASH FLOWS FROM OPERATING ACTIVITIES:
            Net earnings.............................................       $    38,290         $    35,355
            Adjustments to reconcile net earnings to net
               cash provided by operating activities:
               Depreciation and amortization.........................            20,953              14,936
               Amortization of intangible assets.....................             3,967               2,338
               Amortization of deferred financing costs..............               320                  38
               (Gain) loss on sale of investments....................               (13)                 52
               Deferred income tax provision (benefit)...............              (160)                240
               Loss on disposition of restaurants and equipment......               858                 746
            Changes in assets and liabilities (exclusive  of  effects
               of acquisitions):
               Receivables...........................................              (117)              3,661
               Inventories...........................................               285                (943)
               Prepaid and other current assets......................             2,201                 (11)
               Accounts payable......................................            (5,144)              4,606
               Accrued expenses and other current liabilities........             9,000              (3,513)
               Accrued income taxes..................................            (4,135)                (26)
               Franchise deposits....................................               448                (156)
               Other.................................................               461                (963)
                                                                          ---------------     ---------------
               NET CASH PROVIDED BY OPERATING ACTIVITIES.............            67,214              56,360
                                                                          ---------------     ---------------
       CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchases of short-term investments......................           (30,799)            (13,609)
            Maturities and sales of short-term investments...........            36,842              47,883
            Purchases of property and equipment......................           (56,234)            (67,604)
            Acquisition of restaurants...............................          (101,749)            (33,650)
            Acquisition of minority interest in joint venture........              --                (1,275)
            Proceeds from sale of restaurants and equipment..........            10,216                 979
                                                                          ---------------     ---------------
               NET CASH USED BY INVESTING ACTIVITIES.................          (141,724)            (67,276)
                                                                          ---------------     ---------------
       CASH FLOWS FROM FINANCING ACTIVITIES:
            Purchases of treasury stock..............................           (38,904)               --
            Dividends paid...........................................            (2,518)             (2,191)
            Issuance of common stock upon exercise of stock options..             3,842               2,122
            Income tax benefit upon exercise of stock options........             1,065                 548
            Shares sold under employee stock purchase plan...........               613                 255
            Proceeds from issuance of long-term debt.................           162,825                --
            Deferred financing costs relating to issuance of long-term debt      (4,000)               --
            Payments on long-term debt...............................           (55,074)             (1,044)
            Minority interest in net earnings of joint venture.......              --                    69
                                                                          ---------------     ---------------
               NET CASH PROVIDED (USED) BY
                  FINANCING ACTIVITIES...............................            67,849                (241)
                                                                          ---------------     ---------------
       NET DECREASE IN CASH AND CASH EQUIVALENTS.....................            (6,661)            (11,157)
       CASH AND CASH EQUIVALENTS, beginning of period................             8,908              17,346
                                                                          ---------------     ---------------
       CASH AND CASH EQUIVALENTS, end of period......................       $     2,247         $     6,189
                                                                          ===============     ===============



                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                   (Unaudited)
                                 (in thousands)


                                                                                            39 Weeks Ended
                                                                                 -------------------------------------
                                                                                  September 27,       September 28,
                                                                                      1998                 1997
                                                                                 ----------------    -----------------

Supplemental disclosures of cash flow information:
     Cash paid during the 39 week period for:
       Income taxes........................................................         $   26,117          $   20,175
                                                                                 ================    =================
       Interest............................................................         $    5,712          $    1,803
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

2.    Acquisitions

On April 14, 1997, the Company acquired the operations of 11 franchise Applebee's restaurants located in the St. Louis metropolitan area and the related furniture and fixtures, certain land and leasehold improvements and rights to future development of restaurants for a total purchase price of $36,150,000. The purchase price was paid in a combination of $33,650,000 in cash and $2,500,000 of promissory notes, of which $1,500,000 was paid in January 1998 and $1,000,000 is payable in November 1998. One of the principals of the franchisee was related to a person who was a director of the Company until May 1997. The acquisition was accounted for as a purchase, and accordingly, the purchase price has been allocated to the fair value of net assets acquired and resulted in an allocation to goodwill of approximately $27,000,000 which is being amortized on a straight-line basis over 20 years. In conjunction with this acquisition, the Company also recorded capitalized leases of $4,055,000. The results of operations of such restaurants have been reflected in the consolidated financial statements subsequent to the date of acquisition. Results of operations of such restaurants prior to acquisition were not material in relation to the Company's operating results for the periods shown.

On December 23, 1997, the Company entered into an agreement with Apple South, Inc. ("Apple South"), now Avado Brands, Inc., its largest franchisee, to acquire 31 Applebee's restaurants plus one restaurant under construction and rights to future development of restaurants in the Virginia markets of Norfolk, Richmond, Roanoke and Charlottesville, referred to herein as the "Virginia Acquisition." The Virginia Acquisition was completed on March 30, 1998, and was effective immediately after the close of business on March 29, 1998. The total purchase price was $94,749,000 and was paid in cash on March 30, 1998. The purchase price reflects $93,400,000 for the 32 restaurants referred to above plus $1,349,000 for one additional restaurant that was opened by Apple South prior to closing, as well as normal closing adjustments. See Note 3 for additional commitments and contingencies relating to the agreement with Apple South. The acquisition was accounted for as a purchase in the second quarter of 1998 and, accordingly, the purchase price has been allocated to the fair value of net assets acquired and the results of operations of such restaurants are reflected in the 1998 financial statements subsequent to the date of acquisition.

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
                                                            ===============

The following summarized unaudited pro forma results of operations of the Company (in thousands, except per share amounts) for the 1998 and 1997 year-to-date periods assume the Virginia Acquisition and the Company's new financing arrangements (see Note 4) occurred as of the beginning of the respective periods. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Virginia Acquisition been effective as of the dates indicated, or which may result in the future.

                                                                              39 Weeks Ended
                                                           --------------------------------------------------
                                                              September 27, 1998        September 28, 1997
                                                           ------------------------  ------------------------
                                                             Actual     Pro Forma      Actual     Pro Forma
                                                           ---------- -------------  ---------- -------------
     Food and beverage sales.............................. $ 431,235   $ 447,902     $ 333,225   $ 379,349
     Franchise income.....................................    50,427      49,700        47,586      45,681
                                                           ---------- -------------   --------- -------------
     Total operating revenues............................. $ 481,662   $ 497,602     $ 380,811   $ 425,030
                                                           ========== =============   ========= =============
     Earnings before extraordinary item................... $  38,931   $  38,656    $   35,355   $  34,898
     Net earnings......................................... $  38,290   $  38,015    $   35,355   $  34,898
     Basic net earnings per common share.................. $    1.26   $    1.25    $     1.13   $    1.11
     Diluted net earnings per common share................ $    1.26   $    1.25    $     1.12   $    1.10
     Basic weighted average shares outstanding............    30,392      30,392        31,375      31,375
     Diluted weighted average shares outstanding..........    30,522      30,522        31,636      31,636

3.    Commitments and Contingencies

Litigation, claims and disputes: As of September 27, 1998, the Company was using assets owned by a former franchisee in the operation of one restaurant which remains under a purchase rights agreement that required the Company to make certain payments to the franchisee's lender. In 1991, a dispute arose between the lender and the Company over the amount of the payments due the lender under that agreement and as to whether the Company had agreed to guarantee the franchisee's debt. Based upon a then current independent appraisal, the Company offered to settle the dispute and purchase the assets of the three then existing restaurants for $1,000,000 in 1991. In November 1992, the lender was declared insolvent by the FDIC and has since been liquidated. The Company closed one of the three restaurants in 1994 and one of the two remaining restaurants in February 1996. In the fourth quarter of 1996, the Company received information indicating that the franchisee's indebtedness to the FDIC had been acquired by a third party. In June 1997, the third party filed a lawsuit against the Company seeking approximately $3,800,000. The lawsuit remains in the discovery phase. The Company believes it has meritorious defenses and will vigorously defend this lawsuit. In the event that the Company were to pay an amount determined to be in excess of the fair market value of the assets, the Company will recognize a loss at the time of such payment.

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

Franchise financing: The Company entered into an agreement in 1992 with a financing source to provide up to $75,000,000 of financing to Company franchisees to fund development of new franchise restaurants. The Company provided a limited guaranty of loans made under the agreement. The Company's maximum recourse obligation of 10% of the amount funded is reduced beginning in the second year of each long-term loan and thereafter decreases ratably to zero after the seventh year of each loan. At September 27, 1998, approximately $48,000,000 had been funded through this financing source, of which $14,000,000 was outstanding. This agreement expired on December 31, 1994 and was not renewed, although some loan commitments as of the termination date were thereafter funded through December 31, 1995.

Severance agreements: The Company has severance and employment agreements with certain officers providing for severance payments to be made in the event the employee resigns or is terminated related to a change in control (as defined in the agreements). If the severance payments had been due as of September 27, 1998, the Company would have been required to make payments aggregating approximately $5,000,000. In addition, the Company has severance and employment agreements with certain officers which contain severance provisions not related to a change in control, and such provisions would have required aggregate payments of approximately $3,900,000 if such officers had been terminated as of September 27, 1998.

Apple South divestiture plan: As part of the agreement with Apple South relating to the Virginia Acquisition (see Note 2), Apple South has also agreed to use its best efforts to sell its other Applebee's restaurants as soon as practical, resulting in its exit as an Applebee's franchisee. As of September 27, 1998, Apple South had completed the sale of 190 of its restaurants (68% of its total). To the extent any restaurants are not divested by Apple South by December 31, 1999, the Company has an option to purchase the remaining restaurants at a predetermined formula. The Company and Apple South have committed to work together to identify and approve qualified franchise groups to acquire the remaining Apple South restaurants and to effect an efficient transition of ownership. To assist in this transition, the Company has agreed to provide the availability of guarantees of up to 10% of the borrowings of qualified franchise groups, up to a maximum of $10,000,000 in the aggregate. To date, the Company has provided a guarantee to one franchise group totaling $1,000,000. Two principals of the franchise group are related to a director and officer of the Company.

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

In connection with the early extinguishment of debt, the Company paid a prepayment penalty of $930,000 on March 30, 1998. The prepayment penalty plus the remaining unamortized portion of the related deferred financing costs of $91,000 is reflected as an extraordinary loss of $641,000, net of income taxes of $380,000, in the accompanying consolidated statement of earnings for the 39 weeks ended September 27, 1998.

Long-term debt, including capitalized lease obligations, as of September 27, 1998 is comprised of the following (in thousands):

   Term loan facility...................................      $    125,000
   Working capital facility.............................             5,000
   Capitalized lease obligations........................             9,674
   Other................................................             2,277
                                                            ---------------
        Total...........................................      $    141,951
                                                            ===============

As of September 27, 1998, $5,000,000 was outstanding under the $100,000,000 working capital facility, and standby letters of credit totaling $2,727,000 were outstanding under the $5,000,000 letter of credit facility.

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

Both the senior term loan and the working capital facility are secured by the common stock of each of the Company's present and future subsidiaries and all intercompany debt of the Company and such subsidiaries. In addition, both the senior term loan and the working capital facility are subject to various covenants and restrictions which, among other things, require the maintenance of stipulated fixed charge, interest coverage and leverage ratios, as defined, and limit additional indebtedness and capital expenditures in excess of specified amounts. The credit agreement also restricts the amount available for cash dividends. As long as the working capital facility is in place, cash dividends are limited to $5,000,000 in any fiscal year. The Company is currently in compliance with the covenants contained in its credit agreement.

The Company's Board of Directors has approved plans to repurchase up to $50,000,000 of the Company's common stock, subject to market conditions. The credit agreement permits up to $50,000,000 to be utilized for such repurchases. Since December 28, 1997, the Company has repurchased 1,946,000 shares of its common stock at an aggregate cost of $38,904,000.

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

                                                         13 Weeks Ended                   39 Weeks Ended
                                                -------------------------------- ---------------------------------
                                                 September 27,    September 28,   September 27,    September 28,
                                                     1998             1997            1998              1997
                                                ---------------- --------------- ---------------- ----------------

Net earnings................................      $    13,544      $    12,253     $    38,290      $    35,355
                                                ================ =============== ================ ================

Basic weighted average shares outstanding...           30,184           31,444          30,392           31,375
Dilutive effect of stock options............               94              248             130              261
                                                ---------------- --------------- ---------------- ----------------
Diluted weighted average shares outstanding.           30,278           31,692          30,522           31,636
                                                ================ =============== ================ ================

Basic net earnings per common share.........      $      0.45      $      0.39     $      1.26      $      1.13
                                                ================ =============== ================ ================
Diluted net earnings per common share.......      $      0.45      $      0.39     $      1.26      $      1.12
                                                ================ =============== ================ ================


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

The Company operates on a 52 or 53 week fiscal year ending on the last Sunday in December. The Company's fiscal quarters ended September 27, 1998 and September 28, 1997 each contained 13 weeks, and are referred to hereafter as the "1998 quarter" and the "1997 quarter," respectively. The 39 week periods ended September 27, 1998 and September 28, 1997 are referred to hereafter as the "1998 year-to-date period" and the "1997 year-to-date period," respectively.

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

                                                                  13 Weeks Ended                39 Weeks Ended
                                                           ----------------------------- -----------------------------
                                                            September 27,  September 28,  September 27,  September 28,
                                                                1998           1997           1998           1997
                                                           -------------- -------------- -------------- --------------
Revenues:
     Company restaurant sales...........................        89.9 %         87.9 %         89.5 %         87.5 %
     Franchise income...................................        10.1           12.1           10.5           12.5
                                                           -------------- -------------- -------------- --------------
        Total operating revenues........................       100.0 %        100.0 %        100.0 %        100.0 %
                                                           ============== ============== ============== ==============
Cost of sales (as a percentage of Company restaurant sales):
     Food and beverage..................................        27.5 %         27.4 %         27.4 %         27.5 %
     Labor..............................................        31.4           32.2           31.8           31.8
     Direct and occupancy...............................        25.3           24.6           25.2           25.0
     Pre-opening expense................................         0.6            0.7            0.4            0.7
                                                           -------------- -------------- -------------- --------------
        Total cost of sales.............................        84.7 %         84.9 %         84.8 %         85.0 %
                                                           ============== ============== ============== ==============
General and administrative expenses.....................         8.5 %          9.8 %          9.0 %         10.1 %
Amortization of intangible assets.......................         0.9            0.7            0.8            0.6
Loss on disposition of restaurants and equipment........         0.1            0.2            0.2            0.2
                                                           -------------- -------------- -------------- --------------
Operating earnings......................................        14.3           14.7           14.0           14.7
                                                           -------------- -------------- -------------- --------------
Other income (expense):
     Investment income..................................         0.1            0.1            0.2            0.4
     Interest expense...................................        (1.7)          (0.3)          (1.4)          (0.3)
     Other income.......................................         0.1            0.1            0.1            0.1
                                                           -------------- -------------- -------------- --------------
        Total other income (expense)....................        (1.5)          (0.1)          (1.2)           0.2
                                                           -------------- -------------- -------------- --------------
Earnings before income taxes and extraordinary item.....        12.8           14.6           12.9           14.8
Income taxes............................................         4.8            5.5            4.8            5.5
                                                           -------------- -------------- -------------- --------------
Earnings before extraordinary item......................         8.0            9.2            8.1            9.3
Extraordinary loss from early extinguishment of
     debt, net of income taxes..........................          --             --           (0.1)            --
                                                           -------------- -------------- -------------- --------------
Net earnings............................................         8.0 %          9.2 %          7.9 %          9.3 %
                                                           ============== ============== ============== ==============



The following table sets forth certain unaudited financial information and other restaurant data relating to Company and franchise restaurants, as reported to the Company by franchisees.

                                                                   13 Weeks Ended                   39 Weeks Ended
                                                           -------------------------------  -------------------------------
                                                            September 27,   September 28,    September 27,   September 28,
                                                                 1998           1997             1998            1997
                                                           --------------- ---------------  --------------- ---------------
 Number of restaurants:
 Applebee's:
      Company(1):
          Beginning of period...........................           224             166              190             148
          Restaurant openings...........................            12               7               20              15
          Restaurants acquired from franchisees.........            --              --               33              11
          Restaurants acquired by franchisees...........            --              --               (6)             --
          Restaurant closings...........................            --              --               (1)             (1)
                                                           --------------- ---------------  --------------- ---------------
          End of period.................................           236             173              236             173
                                                           --------------- ---------------  --------------- ---------------
      Franchise:
          Beginning of period...........................           780             706              770             671
          Restaurant openings...........................            20              30               60              77
          Restaurants acquired from franchisees.........            --              --              (33)            (11)
          Restaurants acquired by franchisees...........            --              --                6              --
          Restaurant closings...........................            (3)             (1)              (6)             (2)
                                                           --------------- ---------------  --------------- ---------------
          End of period.................................           797             735              797             735
                                                           --------------- ---------------  --------------- ---------------
      Total Applebee's:
          Beginning of period...........................         1,004             872              960             819
          Restaurant openings...........................            32              37               80              92
          Restaurant closings...........................            (3)             (1)              (7)             (3)
                                                           --------------- ---------------  --------------- ---------------
          End of period.................................         1,033             908            1,033             908
                                                           =============== ===============  =============== ===============

 Rio Bravo Cantinas:
      Company:
          Beginning of period...........................            35              27               31              21
          Restaurant openings...........................             2               2                6               8
                                                           --------------- ---------------  --------------- ---------------
          End of period.................................            37              29               37              29
                                                           --------------- ---------------  --------------- ---------------
      Franchise:
          Beginning of period...........................            26              18               24               9
          Restaurant openings...........................             1               5                3              14
          Restaurant closings...........................            (2)             --               (2)             --
                                                           --------------- ---------------  --------------- ---------------
          End of period.................................            25              23               25              23
                                                           --------------- ---------------  --------------- ---------------
      Total Rio Bravo Cantinas:
          Beginning of period...........................            61              45               55              30
          Restaurant openings...........................             3               7                9              22
          Restaurant closings...........................            (2)             --               (2)             --
                                                           --------------- ---------------  --------------- ---------------
          End of period.................................            62              52               62              52
                                                           =============== ===============  =============== ===============

 Specialty Restaurants..................................             4               4                4               4
                                                           =============== ===============  =============== ===============

 Total number of restaurants:
          Beginning of period...........................         1,069             921            1,019             853
          Restaurant openings...........................            35              44               89             114
          Restaurant closings...........................            (5)             (1)              (9)             (3)
                                                           --------------- ---------------  --------------- ---------------
          End of period.................................         1,099             964            1,099             964
                                                           =============== ===============  =============== ===============




                                                             13 Weeks Ended                   39 Weeks Ended
                                                      -------------------------------- --------------------------------
                                                       September 27,    September 28,    September 27,   September 28,
                                                           1998             1997             1998            1997
                                                      ---------------  --------------- ---------------- ---------------
 Weighted average weekly sales per restaurant:
      Applebee's:
          Company(1)...................................  $  41,088       $  41,476       $   41,357       $   41,705
          Franchise....................................  $  39,148       $  39,428       $   39,693       $   40,294
          Total Applebee's.............................  $  39,588       $  39,818       $   40,055       $   40,556
     Rio Bravo Cantinas:
          Company(2)...................................  $  52,834       $  62,123       $   55,581       $   64,241
          Franchise....................................  $  42,780       $  51,269       $   43,353       $   52,685
          Total Rio Bravo Cantinas.....................  $  48,489       $  57,494       $   50,135       $   59,744
 Change in comparable restaurant sales:(3)
     Applebee's:
          Company(1)...................................        0.4 %          (0.8)%           (0.5)%            0.2 %
          Franchise....................................        0.1 %          (0.6)%           (0.4)%            1.0 %
          Total Applebee's.............................        0.2 %          (0.7)%           (0.5)%            0.9 %
      Rio Bravo Cantinas (Company).....................       (8.8)%          (3.0)%           (6.1)%           (1.0)%
  Total system sales (in thousands):
      Applebee's.......................................  $ 525,883       $ 460,734       $1,551,459       $1,359,815
      Rio Bravo Cantinas...............................     39,169          36,127          115,626           94,473
      Specialty restaurants............................      3,561           3,603           10,921           10,834
                                                        -------------  --------------- ---------------- ---------------
          Total system sales...........................  $ 568,613       $ 500,464       $1,678,006       $1,465,122
                                                        =============  =============== ================ ===============





















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

Company Restaurant Sales. Company restaurant sales for the 1998 and 1997 quarters and the 1998 and 1997 year-to-date periods were as follows (in thousands):

                                                                      13 Weeks Ended
                                                  --------------------------------------------------
                                                    September 27,     September 28,     Increase
                                                        1998              1997          (Decrease)
                                                  ----------------- ----------------- --------------
         Applebee's........................        $     123,634     $      91,413     $    32,221
         Rio Bravo Cantinas................               24,453            22,591           1,862
         Specialty restaurants.............                3,561             3,603             (42)
                                                  ----------------- ----------------- --------------
              Total........................        $     151,648     $     117,607     $    34,041
                                                  ================= ================= ==============

                                                                      39 Weeks Ended
                                                  --------------------------------------------------
                                                    September 27,     September 28,     Increase
                                                        1998              1997          (Decrease)
                                                  ----------------- ----------------- --------------
         Applebee's........................        $     348,519     $     259,740     $    88,779
         Rio Bravo Cantinas................               71,795            62,651           9,144
         Specialty restaurants.............               10,921            10,834              87
                                                  ----------------- ----------------- --------------
              Total........................        $     431,235     $     333,225     $    98,010
                                                  ================= ================= ==============

Total Company restaurant sales increased 29% in both the 1998 quarter and the 1998 year-to-date period. Sales increased 35% and 34% for Applebee's restaurants in the 1998 quarter and the 1998 year-to-date period, respectively, due primarily to Company restaurant openings and sales from the 33 Virginia restaurants acquired in March of 1998. Sales in the 1998 year-to-date period also increased as a result of the April 1997 acquisition of 11 St. Louis restaurants. Sales increased 8% and 15% for Rio Bravo Cantina restaurants in the 1998 quarter and the 1998 year-to-date period, respectively, due to Company restaurant openings.

Comparable restaurant sales at Company Applebee's restaurants increased by 0.4% and decreased by 0.5% in the 1998 quarter and the 1998 year-to-date period, respectively. Weighted average weekly sales at Company Applebee's restaurants decreased 0.9% from $41,476 in the 1997 quarter to $41,088 in the 1998 quarter and decreased 0.8% from $41,705 in the 1997 year-to-date period to $41,357 in the 1998 year-to-date period.

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

Comparable restaurant sales for Company Rio Bravo Cantina restaurants decreased by 8.8% in the 1998 quarter and 6.1% in the 1998 year-to-date period due primarily to competition in the Atlanta and Florida markets. Weighted average weekly sales (excluding one restaurant that is open for dinner only) decreased from $62,123 in the 1997 quarter to $52,834 in the 1998 quarter and from $64,241 in the 1997 year-to-date period to $55,581 in the 1998 year-to-date period. Weighted average weekly sales in the 1998 quarter and the 1998 year-to-date period continue to be impacted by new restaurant openings in new markets, as well as the addition of a new smaller prototype restaurant during 1997. When entering new markets where the Company has not yet established a market presence, sales levels are expected to be lower than in the Georgia and Florida markets where the Company has a concentration of restaurants and high customer awareness.

Franchise Income. Overall franchise income increased $742,000 (5%) from $16,260,000 in the 1997 quarter to $17,002,000 in the 1998 quarter and increased $2,841,000 (6%) from $47,586,000 in the 1997 year-to-date period to $50,427,000 in the 1998 year-to-date period. Such increases were due primarily to the increased number of franchise Applebee's and Rio Bravo Cantina restaurants operating during the 1998 quarter and 1998 year-to-date period as compared to the 1997 quarter and 1997 year-to-date period. Franchise income in both the 1998 quarter and the 1998 year-to-date period was impacted by the acquisition of the Virginia restaurants in the second quarter of 1998 and the St. Louis restaurants in the second quarter of 1997.

Cost of Company Restaurant Sales. Food and beverage costs increased slightly from 27.4% in the 1997 quarter to 27.5% in the 1998 quarter and decreased slightly from 27.5% in the 1997 year-to-date period to 27.4% in the 1998 year-to-date period. These fluctuations are due to higher dairy costs during the 1998 quarter and changes in Rio Bravo Cantina menu items which were offset by operational improvements, purchasing efficiencies resulting from the Company's growth, and the menu price increase implemented in the fourth quarter of 1997. Beverage sales, as a percentage of Company restaurant sales, declined from 17.4% and 17.9% in 1997 quarter and the 1997 year-to-date period, respectively to 16.1% and 16.7% in the 1998 quarter and the 1998 year-to-date period, respectively, which had a negative impact on overall food and beverage costs. Management believes that the reduction in beverage sales is due in part to the continuation of the overall trend toward increased awareness of responsible alcohol consumption.

Labor  costs  decreased  from  32.2%  in the 1997  quarter  to 31.4% in the 1998 quarter and were 31.8% in both the 1997 year-to-date period and the 1998 year-to-date period. The decrease in the 1998 quarter is due to lower labor costs in the Virginia restaurants and a decrease in group medical insurance costs due to favorable claims experience. In addition, labor costs in the 1997 quarter and the 1997 year-to-date period were adversely impacted by the implementation of the Company's food and menu enhancement initiative in its Applebee's restaurants during the latter half of 1997. These decreases were partially offset by continued pressure on both hourly labor and management costs as a result of increases in the minimum wage, as well as the highly competitive nature of the restaurant industry.

Direct and occupancy costs increased from 24.6% and 25.0% in the 1997 quarter and 1997 year-to-date period, respectively, to 25.3% and 25.2% in the 1998 quarter and 1998 year-to-date period, respectively. Such increases were due to higher levels of advertising expenditures and depreciation expense associated with new restaurants. These increases were offset, in part, by a decrease in rent expense, as a percentage of sales, due to a higher proportion of owned properties in Virginia, as well as a reduction in plateware costs relating to the Company's 1997 food and menu enhancement initiative in its Applebee's restaurants.

General and Administrative Expenses. General and administrative expenses decreased from 9.8% and 10.1% in the 1997 quarter and 1997 year-to-date period, respectively, to 8.5% and 9.0% in the 1998 quarter and 1998 year-to-date period, respectively, due primarily to the absorption of general and administrative expenses over a larger revenue base as well as the additional leverage resulting from the Virginia and St. Louis acquisitions. General and administrative expenses increased by $1,338,000 (10%) and $4,801,000 (12%) during the 1998 quarter and 1998 year-to-date period, respectively, compared to the 1997 quarter and 1997 year-to-date period, respectively, due primarily to the costs of additional personnel associated with the Company's development efforts and system-wide expansion.

Amortization of Intangible Assets. Amortization of intangible assets increased in both the 1998 quarter and the 1998 year-to-date period as a result of the amortization of goodwill related to the St. Louis and Virginia acquisitions.

Investment Income. Investment income in the 1998 year-to-date period decreased primarily as a result of decreases in cash and cash equivalents and short-term investments due to capital expenditures and acquisitions.

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

Extraordinary Item. In connection with the early extinguishment of debt, the Company paid a prepayment penalty of $930,000 on March 30, 1998. The prepayment penalty plus the remaining unamortized portion of the related deferred financing costs of $91,000 is reflected as an extraordinary loss of $641,000, net of income taxes of $380,000, in the accompanying consolidated statement of earnings for the 39 weeks ended September 27, 1998.

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

Capital expenditures were $90,480,000 in fiscal year 1997 (excluding $33,650,000 related to the St. Louis Acquisition and $1,525,000 related to the purchase of the remaining 50% interest in a joint venture arrangement with the Company's franchisee in Nevada) and $56,234,000 (excluding $101,749,000 related to the Virginia Acquisition, including acquisition costs) in the 1998 year-to-date period. The Company currently expects to open 32 Applebee's restaurants in 1998 (excluding the 33 Applebee's restaurants acquired as part of the Virginia Acquisition on March 30, 1998) and 30 to 32 Applebee's restaurants in 1999. The Company also expects to open 9 Rio Bravo Cantina restaurants in 1998 and has not yet finalized development plans for 1999. In addition to the $101,749,000 relating to the Virginia Acquisition, capital expenditures are expected to be between $80,000,000 and $85,000,000 in fiscal 1998 and between $75,000,000 and
$80,000,000 in fiscal 1999 primarily for the development of new restaurants, refurbishments of and capital replacements for existing restaurants, and enhancements to information systems. The amount of actual capital expenditures will be dependent upon, among other things, the proportion of leased versus owned properties as the Company expects to continue to purchase a portion of its sites. In addition, if the Company opens more restaurants than it currently anticipates or acquires additional restaurants, its capital requirements will increase accordingly.

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

Both the senior term loan and the working capital facility are secured by the common stock of each of the Company's present and future subsidiaries and all intercompany debt of the Company and such subsidiaries. In addition, both the senior term loan and the working capital facility are subject to various covenants and restrictions which, among other things, require the maintenance of stipulated fixed charge, interest coverage and leverage ratios, as defined, and limit additional indebtedness and capital expenditures in excess of specified amounts. The credit agreement also restricts the amount available for cash dividends. As long as the working capital facility is in place, cash dividends are limited to $5,000,000 in any fiscal year. The Company is currently in compliance with the covenants contained in its credit agreement.

The Company's Board of Directors has approved plans to repurchase up to $50,000,000 of the Company's common stock, subject to market conditions. The credit agreement permits up to $50,000,000 to be utilized for such repurchases. Since December 28, 1997, the Company has repurchased 1,946,000 shares of its common stock at an aggregate value of $38,904,000.

As of September 27, 1998, the Company held liquid assets totaling $7,135,000, consisting of cash and cash equivalents of $2,247,000 and short-term investments of $4,888,000. The working capital deficit increased from $18,534,000 at December 28, 1997 to $24,772,000 at September 27, 1998 due primarily to the use of cash and short-term investments for capital expenditures and stock repurchases. As of September 27, 1998, $5,000,000 was outstanding under the $100,000,000 working capital facility, and standby letters of credit totaling $2,727,000 were outstanding under the $5,000,000 letter of credit facility.

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

The Company has established a team to assess risk, identify and correct exposures when possible, and develop contingency plans for Year 2000 compliance issues. This team has conducted a detailed assessment of its accounting, finance, operational and other systems in order to identify and address potential issues relating to the Year 2000. Systems that are not compliant will be modified or replaced with systems that are Year 2000 compliant. The team is also responsible for identifying and investigating the Year 2000 readiness of critical suppliers, franchisees and other third parties and with developing contingency plans where necessary.

Key systems have been inventoried and assessed for compliance, and detailed plans are in place for required system modifications or replacements. Remediation and testing activities are well underway with approximately 70% of the systems already compliant. The Company expects to be fully compliant by the third quarter of 1999. Inventories and assessments of non-information technology ("non-IT") systems are in progress and expected to be complete by the end of the 1998 fiscal year. Remediation of substantially all non-IT systems has begun in the fourth quarter with a mid-year 1999 target completion date. Progress toward our remediation programs is also monitored by senior management, and periodically reported to the Company's Board of Directors.

Questionnaires have been sent to substantially all of the Company's suppliers to obtain reasonable assurance that plans are being developed to address the Year 2000 issue. Risk assessments and contingency plans, where necessary, will be finalized in the first half of 1999. To the extent that vendors do not provide the Company with satisfactory evidence of their readiness to handle Year 2000 issues, contingency plans will be developed to obtain qualified replacement vendors. Information has also been provided to all franchisees regarding the potential risks associated with Year 2000 compliance.

Contingency plans for Year 2000-related interruptions that are critical to the ongoing operation of the business are being developed and will include, but not be limited to, the development of emergency backup and recovery procedures, remediation of existing systems parallel with installation of new systems, replacement of electronic applications with manual processes, and identification of alternate suppliers. All contingency plans are expected to be completed by the end of the third quarter of 1999. However, no contingency plans are being developed for the availability of key public services and utilities.

The Company's Year 2000 efforts are ongoing and its overall plan, as well as the consideration of contingency plans, will continue to evolve as new information becomes available. While the Company anticipates no major interruption of its business activities, that will be dependent in part, upon the ability of third parties, particularly franchisees, to be Year 2000 compliant. Although the Company has implemented the actions described above to address third party issues, it has no direct ability to influence the compliance actions by such parties. Accordingly, while the Company believes its actions in this regard should have the effect of minimizing Year 2000 risks, it is unable to eliminate them or to estimate the ultimate effect Year 2000 risks will have on the Company's operating results.

The Company believes that its significant systems are generally Year 2000 compliant, and the costs associated with such compliance have not had, and will not have, a material impact on the Company's results of operations. This assumes that the Company will not incur significant Year 2000 related costs on behalf of its suppliers, franchisees or other third parties.


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

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

As of September 27, 1998, the Company was using assets owned by a former franchisee in the operation of one restaurant which remains under a purchase rights agreement that required the Company to make certain payments to the franchisee's lender. In 1991, a dispute arose between the lender and the Company over the amount of the payments due the lender under that agreement and as to whether the Company had agreed to guarantee the franchisee's debt. Based upon a then current independent appraisal, the Company offered to settle the dispute and purchase the assets of the three then existing restaurants for $1,000,000 in 1991. In November 1992, the lender was declared insolvent by the FDIC and has since been liquidated. The Company closed one of the three restaurants in 1994 and one of the two remaining restaurants in February 1996. In the fourth quarter of 1996, the Company received information indicating that the franchisee's indebtedness to the FDIC had been acquired by a third party. In June 1997, the third party filed a lawsuit against the Company seeking approximately $3,800,000. The lawsuit remains in the discovery phase. The Company believes it has meritorious defenses and will vigorously defend this lawsuit. In the event that the Company were to pay an amount determined to be in excess of the fair market value of the assets, the Company will recognize a loss at the time of such payment.

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

            (b) The  Company  did not file any  reports  on Form 8-K  during the quarter ended September 27, 1998.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  APPLEBEE'S INTERNATIONAL, INC.
                                                 (Registrant)



Date:    November 3, 1998                  By:/s/    Lloyd L. Hill
         ----------------------------         ----------------------------------
                                              Lloyd L. Hill
                                              Chief Executive Officer, President
                                              and Chief Operating Officer

Date:    November 3, 1998                  By:/s/    George D. Shadid
         ----------------------------         ----------------------------------
                                              George D. Shadid
                                              Executive Vice President and
                                              Chief Financial Officer
                                              (principal financial officer)

Date:    November 3, 1998                  By:/s/    Mark A. Peterson
         ----------------------------         ----------------------------------
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