Form 10-K
period 1998-12-27
APPLEBEES INTERNATIONAL INC
filed 1999-03-26
CIK 853665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                 December 27, 1998
                          ------------------------------------------------------

                                       OR

[    ]   TRANSITION  REPORT PURSUANT TO  SECTION 13 OR 15(d) OF  THE  SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                       to
                               ----------------------   -----------------------
Commission File Number:    000-17962

                         Applebee's International, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                   43-1461763
  ---------------------------------         ------------------------------------
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 19, 1999 was $779,826,709 based upon the closing sale price on March 19, 1999.

The number of shares of the registrant's common stock outstanding as of March 19, 1999 was 29,358,182.

                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 is incorporated into Part III hereof.

                         APPLEBEE'S INTERNATIONAL, INC.
                                    FORM 10-K
                       FISCAL YEAR ENDED DECEMBER 27, 1998
                                      INDEX


                                                                                                             Page
PART I

Item 1.         Business................................................................................        3

Item 2.         Properties..............................................................................       16

Item 3.         Legal Proceedings.......................................................................       18

Item 4.         Submission of Matters to a Vote of Security Holders.....................................       18


PART II

Item 5.         Market for Registrant's Common Equity and
                      Related Stockholder Matters.......................................................       19

Item 6.         Selected Financial Data.................................................................       20

Item 7.         Management's Discussion and Analysis of
                      Financial Condition and Results of Operations.....................................       21

Item 8.         Financial Statements and Supplementary Data.............................................       29

Item 9.         Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure............................................       29

PART III

Item 10.        Directors and Executive Officers of the Registrant......................................       30

Item 11.        Executive Compensation..................................................................       30

Item 12.        Security Ownership of Certain Beneficial Owners and Management..........................       30

Item 13.        Certain Relationships and Related Transactions..........................................       30


PART IV

Item 14.        Exhibits and Reports on Form 8-K........................................................       31

Signatures..............................................................................................       32


                                     PART I

Item 1.       Business

General

Applebee's International, Inc. and its subsidiaries (the "Company") develops, franchises and operates casual dining restaurants principally under the names "Applebee's Neighborhood Grill & Bar" and "Rio Bravo Cantina." With nearly 1,100 restaurants and over $2.0 billion in annual system sales, Applebee's Neighborhood Grill and Bar is the largest casual dining concept in America, both in terms of number of restaurants and market share.

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

As of December 27, 1998, there were 1,064 Applebee's restaurants, of which 817 were operated by franchisees and 247 were owned or operated by the Company. The restaurants were located in 48 states, Canada, Europe, and Mexico. During 1998, 116 new restaurants were opened, including 84 franchise restaurants and 32 Company restaurants.

The Company acquired the Rio Bravo Cantina chain of Mexican casual dining restaurants in March 1995 and began franchise expansion in 1996. As of December 27, 1998, there were 66 Rio Bravo Cantina restaurants located in 19 states, of which 26 were operated by franchisees and 40 were owned by the Company. The Company also owns four other specialty restaurants. In February 1999, the Company entered into agreements to sell its Rio Bravo Cantina concept and the four specialty restaurants.

With the announced divestiture of the Rio Bravo Cantina concept, the Company's strategy is to focus singularly on the Applebee's concept. During 1998, the Company introduced a new "small-town" restaurant prototype developed for communities of less than 25,000 population. The Company expects the long-term potential development of the small-town prototype to be at least 150 restaurants. Based on continued successful market penetration of the Applebee's concept as well as the new potential for small-towns, the Company now expects the ultimate domestic potential of the Applebee's system to be at least 1,800 restaurants.

The following table sets forth certain unaudited financial information and other restaurant data relating to Company and franchise restaurants, as reported to the Company by franchisees.

                                                                             Fiscal Year Ended
                                                            -----------------------------------------------------
                                                            December 27,      December 28,       December 29,
                                                                1998              1997               1996
                                                           -----------------  ----------------  -----------------
   Number of restaurants:
   Applebee's:
        Company(1):
            Beginning of year............................            190               148                128
            Restaurant openings..........................             32                32                 29
            Restaurant closings..........................             (2)               (1)                (3)
            Restaurants acquired from (by) franchisees...             27                11                 (6)
                                                           -----------------  ----------------  -----------------
            End of year..................................            247               190                148
                                                           -----------------  ----------------  -----------------
        Franchise:
            Beginning of year............................            770               671                538
            Restaurant openings..........................             84               113                134
            Restaurant closings..........................            (10)               (3)                (7)
            Restaurants acquired by (from) franchisees...            (27)              (11)                 6
                                                           -----------------  ----------------  -----------------
            End of year..................................            817               770                671
                                                           -----------------  ----------------  -----------------
        Total Applebee's:
            Beginning of year............................            960               819                666
            Restaurant openings..........................            116               145                163
            Restaurant closings..........................            (12)               (4)               (10)
                                                           -----------------  ----------------  -----------------
            End of year..................................          1,064               960                819
                                                           =================  ================  =================

   Rio Bravo Cantinas:
        Company:
            Beginning of year............................             31                21                 16
            Restaurant openings..........................              9                10                  5
                                                           -----------------  ----------------  -----------------
            End of year..................................             40                31                 21
                                                           -----------------  ----------------  -----------------
        Franchise:
            Beginning of year............................             24                 9                --
            Restaurant openings..........................              4                16                  9
            Restaurant closings..........................             (2)               (1)               --
                                                           -----------------  ----------------  -----------------
            End of year..................................             26                24                  9
                                                           -----------------  ----------------  -----------------
        Total Rio Bravo Cantinas:
            Beginning of year............................             55                30                 16
            Restaurant openings..........................             13                26                 14
            Restaurant closings..........................             (2)               (1)               --
                                                           -----------------  ----------------  -----------------
            End of year..................................             66                55                 30
                                                           =================  ================  =================

   Specialty Restaurants.................................              4                 4                  4
                                                           =================  ================  =================

   Total number of restaurants:
            Beginning of year............................          1,019               853                686
            Restaurant openings..........................            129               171                177
            Restaurant closings..........................            (14)               (5)               (10)
                                                           -----------------  ----------------  -----------------
            End of year..................................          1,134             1,019                853
                                                           =================  ================  =================

                                       4



                                                                             Fiscal Year Ended
                                                            -----------------------------------------------------
                                                            December 27,      December 28,       December 29,
                                                                1998              1997               1996
                                                           -----------------  ----------------  -----------------
   Weighted average weekly sales per restaurant:
        Applebee's:
            Company(1)..................................      $    40,664       $    41,176        $    40,366
            Franchise...................................      $    39,077       $    39,513        $    39,870
            Total Applebee's............................      $    39,428       $    39,826        $    39,961
        Rio Bravo Cantinas:
            Company(2)..................................      $    52,789       $    60,946        $    66,743
            Franchise...................................      $    41,675       $    49,288        $    67,371
            Total Rio Bravo Cantinas....................      $    47,966       $    56,206        $    66,741
   Change in comparable restaurant sales:(3)
        Applebee's:
            Company(1)..................................           (0.4)%             0.1 %              1.1 %
            Franchise...................................           (0.1)%             0.6 %             (1.2)%
            Total Applebee's............................           (0.2)%             0.5 %             (0.8)%
        Rio Bravo Cantinas (Company)....................           (6.8)%            (1.6)%              3.9 %
   Total system sales (in thousands):
        Applebee's......................................      $ 2,066,273       $ 1,818,503        $ 1,539,277
        Rio Bravo Cantinas..............................          150,899           128,196             66,663
        Specialty restaurants...........................           14,373            14,435             14,374
                                                           -----------------  ----------------  -----------------
            Total system sales..........................      $ 2,231,545       $ 1,961,134        $ 1,620,314
                                                           =================  ================  =================












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

Applebee's restaurants are designed according to Company specifications and are located in free-standing buildings, end caps of strip shopping centers, and shopping malls. During 1997, the Company introduced two free-standing restaurant prototypes, which are approximately 4,700 and 5,000 square feet and seat approximately 165 and 200 patrons, respectively. During 1998, the Company introduced a new "small-town" restaurant prototype developed for communities of less than 25,000 population. There are currently two small-town prototypes which are approximately 3,800 and 4,300 square feet and seat approximately 135 and 145 patrons, respectively. Seven test units of the new small-town designs were opened in 1998, two by the Company and five by a franchisee, and additional units are in the development pipeline for both the Company and selected franchisees. The Company expects the long-term potential development of the small-town prototype to be at least 150 restaurants. Based on continued successful market penetration of the Applebee's concept as well as the new potential for small-towns, the Company now expects the ultimate domestic potential of the Applebee's system to be at least 1,800 restaurants.

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

Menu. Each Applebee's restaurant offers a diverse menu of high quality, moderately priced food and beverage items consisting of traditional favorites and innovative dishes. The restaurants feature a broad selection of entrees, including beef, chicken, seafood and pasta items prepared in a variety of cuisines, as well as appetizers, salads, sandwiches, specialty drinks and desserts. Substantially all restaurants offer beer, wine, liquor and premium specialty drinks. During 1998, alcoholic beverages accounted for 14.4% of Company owned Applebee's restaurant sales. The Company continuously develops and tests new menu items through regional consumer tastings and additional tests in selected Company and franchise restaurants. Franchisees are required to present a menu consisting of approximately 65% of selections from the Company approved list of national core items and approximately 35% of additional items selected from the Company approved list of optional items.

Restaurant Operations. All restaurants are operated in accordance with uniform operating standards and specifications relating to the quality and preparation of menu items, selection of menu items, maintenance and cleanliness of premises, and employee conduct. All standards and specifications are developed by the Company, with input from franchisees, and are applied on a system-wide basis.

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

Advertising. The Company has historically concentrated its advertising and marketing efforts primarily on food-specific promotions, with each promotion featuring a specific theme or ethnic cuisine. The Company advertises on a national, regional and local basis, utilizing primarily television, radio and print media. In 1998, approximately 4.3% of sales for Company Applebee's restaurants was spent on advertising, including 1.5% contributed to the national advertising pool which develops and funds the specific national promotions. All franchisees are also required to contribute 1.5% of sales to the national advertising pool. The remainder of the Company's advertising expenditures are focused on local advertising in areas with Company owned restaurants.

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

In order to maximize overall system growth, the Company's expansion strategy through 1992 emphasized franchise arrangements with experienced, successful and financially capable restaurant operators. Although the Company continues to expand the Applebee's system across the United States through franchise operations, commencing in 1992, the system growth strategy also included increasing the number of Company restaurants through the direct development of strategic territories and, if available under acceptable financial terms, by selectively acquiring existing franchise restaurants and terminating related development rights held by the selling franchisee. In that regard, the Company has expanded from a total of 31 owned or operated restaurants as of December 27, 1992 to a total of 247 as of December 27, 1998 through the opening of 157 new restaurants and the acquisition of 81 franchise restaurants over the last five years, including 33 franchise restaurants in the Virginia market that were acquired during 1998. On March 30, 1998, the Company acquired the operations and assets of 33 restaurants in the Virginia markets of Norfolk, Richmond, Roanoke and Charlottesville, from Apple South, Inc. ("Apple South"), now Avado Brands, Inc., referred to herein as the "Virginia Acquisition."

The Company opened 32 new Applebee's restaurants in 1998 and anticipates opening approximately 28 new Applebee's restaurants in 1999, although it may open more or less restaurants depending upon the availability of appropriate new sites. The areas in which the Company's restaurants are located and the areas where the Company opened new restaurants during 1998 are set forth in the following table.





                                                                                               Company
                                                                            Company          Restaurants
                                                                          Restaurants           as of
                                                                           Opened in         December 27,
                                     Area                                     1998               1998
        --------------------------------------------------------------- ---------------- ---------------------
        New England (includes Massachusetts, Vermont,
          New Hampshire, Rhode Island and Maine)....................             3                 35
        Virginia....................................................             2                 35
        Detroit/Southern Michigan...................................             5                 34
        Minneapolis/St. Paul, Minnesota.............................             4                 32
        North/Central Texas.........................................             3                 24
        Kansas City, Missouri/Kansas................................             2                 22
        St. Louis, Missouri/Illinois................................             7                 21
        Las Vegas/Reno, Nevada......................................             2                 12
        Philadelphia, Pennsylvania..................................             3                 11
        Atlanta, Georgia............................................             1                  8
        San Diego/Southern California...............................            --                  7
        Albuquerque, New Mexico.....................................            --                  6
                                                                       ----------------- ---------------------
                                                                                32                247
                                                                       ================= =====================

Restaurant Operations. The staff for a typical Applebee's restaurant consists of one general manager, one kitchen manager, two or three assistant managers and approximately 60 hourly employees. All managers of Company owned restaurants receive a salary and performance bonus based on restaurant sales, profits and adherence to Company standards. As of December 27, 1998, the Company employed nine regional Directors of Operations and 39 District Managers, whose duties include regular restaurant visits and inspections and the ongoing maintenance of the Company standards of quality, service, cleanliness, value, and courtesy. In addition to providing a significant contribution to revenues and operating earnings, Company restaurants are used for many purposes which are integral to the development of the entire system, including testing of new menu items and training of franchise restaurant managers and operating personnel. In addition, the operation of Company restaurants enables the Company to develop and refine its operating standards and specifications further and to understand and better respond to day-to-day management and operating concerns of franchisees.

The Applebee's Franchise System

Franchise Territory and Restaurant Openings. The Company currently has exclusive franchise arrangements with approximately 66 franchise groups, including 12 international franchisees. The Company has generally selected franchisees that are experienced multi-unit restaurant operators who have been involved with other restaurant concepts. The Company's franchisees operate Applebee's restaurants in 41 states, Canada, Europe, and Mexico. Virtually all territories in the contiguous 48 states have been granted to franchisees or designated for Company development.

As of December 27, 1998, there were 817 franchise restaurants. Franchisees opened 134 restaurants in 1996, 113 restaurants in 1997, and 84 restaurants in 1998. The Company anticipates between 75 to 90 franchise restaurant openings in 1999.

As part of the agreement with Apple South relating to the Virginia Acquisition, Apple South has also agreed to use its best efforts to sell its other Applebee's restaurants as soon as practical, resulting in its exit as an Applebee's franchisee. The reduction in franchise restaurant openings in 1998 and expected openings in 1999 is, in part, a result of anticipated delays in development that will occur during the transition of restaurants and territories from Apple South to new franchisees. As of February 22, 1999, Apple South had completed the sale of 243 of its restaurants (89% of its total), and there are signed contracts on the two remaining territories. To the extent any of the 31 remaining restaurants are not divested by Apple South by December 31, 1999, the Company has an option to purchase the remaining restaurants at a predetermined formula.

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

For each restaurant developed, a franchisee is currently obligated to pay to the Company a royalty fee equal to 4% of the restaurant's monthly gross sales. The franchise agreements for many franchisees allow the Company to increase royalty fees up to 5% of gross sales; however, the Company has agreed to withhold consideration of such action until on or after January 1, 2003. The Company's current form of development agreement requires an initial franchise fee of $35,000 for each restaurant developed during its term. The terms, royalties and advertising fees under a limited number of franchise agreements and the franchise fees under older development agreements vary from the currently offered arrangements.

Advertising. Domestic franchisees are required to spend at least 1.5% of gross sales on local advertising and promotional activities, in addition to their contribution of 1.5% of gross sales to the national advertising fund. Franchisees also promote the opening of each restaurant and the Company, subject to certain conditions, reimburses the franchisee for 50% of the out-of-pocket opening advertising expenditures, up to a maximum of $2,500. The Company can increase the combined amount of the advertising fee and the amount required to be spent on local advertising and promotional activities to a maximum of 5% of gross sales.

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

Quality Control. The Company continuously monitors franchisee operations and inspects restaurants, principally through its full-time franchise consultants (25 at December 27, 1998) who report to the Company's Executive Director of Franchise Operations and Vice President of Franchise Partnerships. The Company makes both scheduled and unannounced inspections of restaurants to ensure that only approved products are in use and that Company prescribed practices and procedures are being followed. A minimum of three planned visits are made each year, during which a representative of the Company conducts an inspection and consultation at each restaurant. The Company has the right to terminate a franchise if a franchisee does not operate and maintain a restaurant in accordance with the Company's requirements.

Franchise Business Council. The Company maintains a Franchise Business Council which provides advice to the Company regarding operations, marketing, product development and other aspects of restaurant operations for the purpose of improving the franchise system. As of December 27, 1998, the Franchise Business Council consisted of eight franchisee representatives, three members of the Company's senior management, and the Company's Chairman of the Board. One franchisee representative is a permanent member, one franchisee representative must be a franchisee with five or less restaurants, and any franchisee who operates 10% or more of the total number of system restaurants (currently none) is reserved a seat. In addition, the Company's Chairman has now become a permanent member of the Franchise Business Council. The remaining franchisee representatives are elected by franchisees prior to, and announced at, the annual franchise convention.

International Franchise Agreements. The Company has begun pursuing international franchising of the Applebee's concept under a long-term strategy of controlled expansion. This strategy includes seeking qualified franchisees with the resources to open multiple restaurants in each territory and the familiarity with the specific local business environment. The Company is currently focusing on international franchising in major cities in Canada, Mexico, the United
Kingdom, Central America, continental Europe and the Middle East. In this regard, the Company currently has development agreements with 12 international franchisees. Five restaurants were opened during 1998, and there were 18 international restaurants in operation as of December 27, 1998. The success of current international operations and further international expansion will be dependent upon, among other things, local acceptance of the Applebee's concept, and the Company's ability to attract qualified franchisees and operating personnel, to comply with the regulatory requirements of the local jurisdictions, and to supervise international franchisee operations effectively.

Franchise Financing. Although financing is the sole responsibility of the franchisee, the Company makes available to franchisees information relating to financial institutions interested in financing the costs of restaurant development for qualified franchisees. None of these financial institutions is an affiliate or agent of the Company, and the Company has no control over the terms or conditions of any financing arrangement offered by these financial institutions. Under a previous franchise financing program, the Company provided a limited guaranty of loans made to certain franchisees.

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

As of December 27, 1998, the Company operated 40 Rio Bravo Cantina restaurants and franchisees operated 26 Rio Bravo Cantina restaurants in 19 states. The Company also operated the four specialty restaurants. The Company opened nine Rio Bravo Cantina restaurants and franchisees opened four restaurants in 1998.

In February 1999, the Company entered into an agreement to sell its Rio Bravo Cantina concept. Under the terms of the agreement, the buyer will become the franchisor of the Rio Bravo Cantina system and will continue to operate or franchise the Company-owned restaurants. The buyer has agreed to provide a number of future operating alternatives for existing franchisees, including continued operation of franchise restaurants as Rio Bravo Cantinas or, in certain cases, conversion to the buyer's restaurant concept. The Company will receive $53 million in consideration ($47 million in cash at closing and a $6 million subordinated note). The buyer has also committed an additional $6 million available to partially fund the strategic alternatives offered to the current Rio Bravo Cantina franchisees. The Company also entered into a separate definitive agreement to sell its four specialty restaurants for $12 million in cash to an entity owned by the Company's Chairman and certain members of his family. Both transactions are expected to close early in the second quarter of 1999, subject to customary third-party approvals.

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

Menu. All but one Rio Bravo Cantina restaurant are open for lunch and dinner seven days a week. The menu includes traditional Mexican food items such as burritos, enchiladas, tamales and tacos. In addition, the menu offers a wide variety of other favorites such as beef, chicken and shrimp fajitas, quesadillas, shrimp dishes, and a variety of salads and desserts. A large variety of Mexican and domestic beers, Sangria, and signature margaritas are also featured. The menu offers lunch entrees priced from $4.79 to $7.79 and dinner entrees priced from $5.99 to $12.99. During 1998, alcoholic beverages accounted for approximately 26.3% of total Company restaurant sales.

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

For each restaurant developed, a franchisee is obligated to pay to the Company a royalty fee equal to 4% of the restaurant's gross sales. The development agreement requires an initial franchise fee of $40,000 for each restaurant developed during its term. Franchisees are required to spend at least 1.5% of gross sales on local advertising and promotional activities, in addition to a contribution of 2.0% of gross sales to the national advertising fund. During 1998, the Company reduced or waived royalties for a portion of the year to assist franchisees who were experiencing low sales volumes. In conjunction with the announced sale of the Rio Bravo Cantina concept, all franchise royalties and advertising fees have been waived beginning in February 1999.

Rio Bravo Roundtable. The Company maintains a Rio Bravo Roundtable which provides advice to the Company regarding operations, marketing, product development, and other aspects of restaurant operations for the purpose of improving the franchise system. As of December 27, 1998, the Rio Bravo Roundtable consisted of five franchisee representatives and two members of the Company's senior management. Franchisee representatives are elected by franchisees at an annual meeting.

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

Employees

At December 27, 1998, the Company employed approximately 20,300 full and part-time employees, of whom approximately 390 were corporate personnel, 1,410 were restaurant managers or managers in training and 18,500 were employed in non-management full and part-time restaurant positions. Of the 390 corporate employees, 120 were in management positions and 270 were general office employees, including part-time employees.

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

Executive Officers of the Registrant

The executive officers of the Company as of December 27, 1998 are shown below.

                 Name                Age                                    Position

    Abe J. Gustin, Jr................ 64     Chairman of the Board of Directors
    Lloyd L. Hill.................... 54     Chief  Executive  Officer,  President,  Chief  Operating  Officer  and
                                                Member of the Board of Directors
    Steven K. Lumpkin................ 44     Executive Vice President of Strategic Development
    Robert A. Martin................. 68     Executive  Vice  President  of  Marketing  and  Member of the Board of
                                                Directors
    George D. Shadid................. 44     Executive Vice President, Chief Financial Officer and Treasurer
    Julia A. Stewart................. 43     President of Applebee's Division
    Larry A. Cates................... 50     President of International Division
    Lawrence M. Folk................. 47     President  and Chief  Executive  Officer  of Rio Bravo  International,
                                                Inc. (a wholly-owned subsidiary of Applebee's International, Inc.)
    Louis A. Kaucic.................. 47     Senior Vice President of Human Resources

Abe J. Gustin, Jr. has been a director of the Company since September 1983 when the Company was formed. He served as Chairman of the Board of Directors of the Company from September 1983 until January 1988 and was again elected as Chairman in September 1992. He was Vice President from November 1987 to January 1988, and from January 1988 until December 1994, he served as President of the Company. Mr. Gustin served as Chief Executive Officer of the Company through 1996, and effective January 1, 1997, became Co-Chief Executive Officer along with Lloyd L. Hill. In January 1998, Mr. Hill assumed the full duties of Chief Executive Officer while Mr. Gustin retained his position as the Chairman of the Board and continued as an active executive of the Company through December 1998. In January 1999, Mr. Gustin retired as an active executive of the Company but continues as Chairman of the Board and serves as a member of the Company's Franchise Business Council.

Lloyd L. Hill was elected a director of the Company in August 1989 and was appointed Executive Vice President and Chief Operating Officer of the Company in January 1994. In December 1994, he assumed the role of President in addition to his role as Chief Operating Officer. Effective January 1, 1997, Mr. Hill assumed the role of Co-Chief Executive Officer along with Mr. Gustin. In January 1998, Mr. Gustin retained his position as the Chairman of the Board and Mr. Hill assumed the full duties of Chief Executive Officer. From December 1989 to December 1993, he served as President of Kimberly Quality Care, a home health care and nurse personnel staffing company, where he also served as a director from 1988 to 1993, having joined that organization in 1980.

Steven K. Lumpkin was employed by the Company in May 1995 as Vice President of Administration. In January 1996, he was promoted to Senior Vice President of Administration. In November 1997, he assumed the position of Senior Vice President of Strategic Development and in January 1998 was promoted to Executive Vice President of Strategic Development. From July 1993 until January 1995, Mr. Lumpkin was a Senior Vice President with a division of the Olsten Corporation, Olsten Kimberly Quality Care. From June 1990 until July 1993, Mr. Lumpkin was an Executive Vice President and a member of the board of directors of Kimberly Quality Care. From January 1978 until June 1990, Mr. Lumpkin was employed by Price Waterhouse LLP, where he served as a management consulting partner and certified public accountant.

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

George D. Shadid was employed by the Company in August 1992, and served as Senior Vice President and Chief Financial Officer until January 1994 when he was promoted to Executive Vice President and Chief Financial Officer. He also became Treasurer in March 1995. In March 1999, Mr. Shadid was elected a director of the Company. From 1985 to 1987, he served as Corporate Controller of Gilbert/Robinson, Inc., at which time he was promoted to Vice President, and in 1988 assumed the position of Vice President and Chief Financial Officer, which he held until joining the Company. From 1976 until 1985, Mr. Shadid was employed by Deloitte & Touche LLP.

Julia A. Stewart was employed by the Company in October 1998 as President of its Applebee's Division. From July 1991 until September 1998, Ms. Stewart held several key executive positions with Taco Bell Corporation, a division of Tricon Global Restaurants, Inc. Most recently, she served as National Vice President of Franchise and License for over 5,200 Taco Bell units, and was previously Taco Bell's Western Region Vice President of Operations with responsibility for over 1,200 company-owned restaurants. Prior to joining Taco Bell, she held key marketing positions over a 15-year period, including Vice President of Marketing, Research and Development with Stuart Anderson's Black Angus/Cattle Company Restaurants.

Larry A. Cates was employed by the Company in May 1997 as President of its International Division. Prior to joining the Company, Mr. Cates spent the previous 17 years with PepsiCo Restaurants developing international markets for that company's Pizza Hut, Taco Bell and KFC brands. From 1994 to 1997, Mr. Cates was Vice President of Franchising and Development - Europe/Middle East, and from 1990 to 1994, he was Chief Executive Officer of Pizza Hut UK, Ltd., a joint venture between PepsiCo Restaurants and Whitbread.

Lawrence M. Folk was employed by the Company in October 1998 as President and Chief Executive Officer of Rio Bravo International, Inc., a wholly-owned subsidiary of Applebee's International, Inc. From January 1997 until August 1998, Mr. Folk was President of Don Pablo's Mexican Kitchen, a division of Apple South, Inc. (now Avado Brands, Inc.), and was Chief Financial Officer from November 1995 until December 1996. Prior to Apple South's merger with DF&R Restaurants, Inc. in November 1995, Mr. Folk had served as Chief Financial Officer of DF&R Restaurants since February 1992.

Louis A. Kaucic was employed by the Company in October 1997 as Senior Vice President of Human Resources. From July 1992 until October 1997, Mr. Kaucic was Vice President of Human Resources and later promoted to Senior Vice President of Human Resources with Unique Casual Restaurants, Inc., which operates several restaurant concepts. From 1982 to 1992, he was employed by Pizza Hut in a variety of positions, including Director of Employee Relations. From 1978 to 1982, Mr. Kaucic was employed by Kellogg's as an Industrial Relations Manager. Mr. Kaucic is a director of the Women's Food Service Forum.

Item 2.       Properties

At December 27, 1998, the Company owned or operated 291 restaurants, of which it leased the land and building for 78 sites, owned the building and leased the land for 88 sites, and owned the land and building for 125 sites. In addition, as of December 27, 1998, the Company owned 12 sites for future development of restaurants and had entered into 9 lease agreements for restaurant sites the Company plans to open during 1999. The Company's leases generally have an initial term of 15 to 20 years, with renewal terms of 5 to 20 years, and provide for a fixed rental plus, in certain instances, percentage rentals based on gross sales.

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

The following table sets forth the 48 states and the six international countries in which Applebee's and Rio Bravo Cantina restaurants are located and the number of restaurants operating in each state or country as of December 27, 1998:





                                                          Number of Restaurants
                        ----------------------------------------------------------------------------------------
   State or Country              Franchise                      Company                     Total System
----------------------- ----------------------------- ----------------------------- -----------------------------
                         Applebee's      Rio Bravo     Applebee's      Rio Bravo     Applebee's      Rio Bravo
                        -------------- -------------- -------------- -------------- -------------- --------------
Domestic:
Alabama................          18              1             --              --             18              1
Arizona................          18             --             --              --             18             --
Arkansas...............           6              1             --              --              6              1
California.............          51             --              7              --             58             --
Colorado...............          25              1             --              --             25              1
Connecticut............           1             --             --              --              1             --
Delaware...............           3             --             --              --              3             --
Florida................          66              1             --              13             66             14
Georgia................          45              5              8              10             53             15
Idaho..................           5             --             --              --              5             --
Illinois...............          40              1              5              --             45              1
Indiana................          40              2             --              --             40              2
Iowa...................          17             --             --              --             17             --
Kansas.................          10              2              9               3             19              5
Kentucky...............          23             --             --              --             23             --
Louisiana..............          17             --             --              --             17             --
Maine..................          --             --              3              --              3             --
Maryland...............          16             --             --              --             16             --
Massachusetts..........          --             --             17              --             17             --
Michigan...............           6             --             34               5             40              5
Minnesota..............          --             --             32               3             32              3
Mississippi............          11             --             --              --             11             --
Missouri...............           7              1             29               1             36              2
Montana................           6             --             --              --              6             --
Nebraska...............           8             --             --              --              8             --
Nevada.................          --             --             12              --             12             --
New Hampshire..........          --             --              9              --              9             --
New Jersey.............          14             --             --              --             14             --
New Mexico.............           4             --              6              --             10             --
New York...............          40              2             --              --             40              2
North Carolina.........          36              2              1              --             37              2
North Dakota...........           5              1             --              --              5              1
Ohio...................          54              2             --              --             54              2
Oklahoma...............          11             --             --              --             11             --
Oregon.................           8             --             --              --              8             --
Pennsylvania...........          23             --             11              --             34             --
Rhode Island...........          --             --              4              --              4             --
South Carolina.........          37              1             --              --             37              1
South Dakota...........           2              1             --              --              2              1
Tennessee..............          40              1             --               5             40              6
Texas..................          21             --             24              --             45             --
Utah...................           7             --             --              --              7             --
Vermont................          --             --              2              --              2             --
Virginia...............           9              1             34              --             43              1
Washington.............          12             --             --              --             12             --
West Virginia..........          11             --             --              --             11             --
Wisconsin..............          24             --             --              --             24             --
Wyoming................           2             --             --              --              2             --

International:
Canada.................           7             --             --              --              7             --
Germany................           2             --             --              --              2             --
Greece.................           1             --             --              --              1             --
Mexico.................           1             --             --              --              1             --
The Netherlands........           5             --             --              --              5             --
Sweden.................           2             --             --              --              2             --
                        -------------- -------------- -------------- -------------- -------------- --------------
                                817             26            247              40          1,064             66
                        ============== ============== ============== ============== ============== ==============

Item 3.       Legal Proceedings

As of December 27, 1998, the Company was using assets owned by a former franchisee in the operation of one restaurant which remains under a purchase rights agreement that required the Company to make certain payments to the franchisee's lender. In 1991, a dispute arose between the lender and the Company over the amount of the payments due the lender under that agreement and as to whether the Company had agreed to guarantee the franchisee's debt. Based upon a then current independent appraisal, the Company offered to settle the dispute and purchase the assets of the three then existing restaurants for $1,000,000 in 1991. In November 1992, the lender was declared insolvent by the FDIC and has since been liquidated. The Company closed one of the three restaurants in 1994 and one of the two remaining restaurants in February 1996. In the fourth quarter of 1996, the Company received information indicating that the franchisee's indebtedness to the FDIC had been acquired by a third party. In June 1997, the third party filed a lawsuit against the Company seeking approximately $3,800,000. The Company believes it has meritorious defenses and will vigorously defend this lawsuit. In the event that the Company were to pay an amount determined to be in excess of the fair market value of the assets, the Company will recognize a loss at the time of such payment. The lawsuit is set for trial in October 1999.

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

                                                       1998                              1997
                                          -------------------------------   -------------------------------
                                               High            Low               High            Low
                                          --------------- ---------------   --------------- ---------------
                First Quarter              $     23.75     $    16.13        $     31.13     $    23.88
                Second Quarter             $     26.00     $    20.00        $     27.50     $    20.13
                Third Quarter              $     24.63     $    18.25        $     30.38     $    24.00
                Fourth Quarter             $     22.13     $    16.88        $     25.44     $    18.00

2. Number of stockholders of record at December 27, 1998: 1,371

3. An annual dividend of $0.09 per common share was declared on November 19, 1998 for stockholders of record on December 16, 1998, and the dividend was payable on January 21, 1999. An annual dividend of $0.08 per common share was declared on December 10, 1997 for stockholders of record on December 22, 1997, and the dividend was payable on January 26, 1998.

         The Company presently anticipates continuing the payment of cash dividends based upon its annual net income. The actual amount of such dividends will depend upon future earnings, results of operations, capital requirements, the financial condition of the Company and certain other factors. There can be no assurance as to the amount of net income that the Company will generate in 1999 or future years and, accordingly, there can be no assurance as to the amount that will be available for the declaration of dividends, if any.

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


                                                                          Fiscal Year Ended
                                           --------------------------------------------------------------------------------
                                            December 27,    December 28,    December 29,    December 31,    December 25,
                                                1998            1997            1996            1995            1994
                                           --------------- --------------- --------------- --------------- ----------------
                                                              (in thousands, except per share amounts)
STATEMENT OF
     EARNINGS DATA:
Company restaurant sales.................     $  580,840      $  452,173      $  358,990      $  299,824      $  222,445
Franchise income.........................         66,722          63,647          54,141          43,739          31,419
                                           --------------- --------------- --------------- --------------- ----------------
     Total operating revenues............     $  647,562      $  515,820      $  413,131      $  343,563      $  253,864
                                           =============== =============== =============== =============== ================
Operating earnings.......................     $   88,562      $   71,283      $   58,833      $   45,712      $   29,311
Earnings before extraordinary item.......     $   50,656      $   45,091      $   38,014      $   27,420      $   17,823
Basic earnings per share before
   extraordinary item....................     $     1.67      $     1.44      $     1.22      $     0.94      $     0.64
Diluted earnings per share before
   extraordinary item....................     $     1.67      $     1.43      $     1.21      $     0.92      $     0.63
Net earnings.............................     $   50,015      $   45,091      $   38,014      $   27,420      $   17,823
Basic net earnings per share.............     $     1.65      $     1.44      $     1.22      $     0.94      $     0.64
Diluted net earnings per share...........     $     1.65      $     1.43      $     1.21      $     0.92      $     0.63
Dividends per share......................     $     0.09      $     0.08      $     0.07      $     0.06      $     0.05
Basic weighted average shares
   outstanding...........................         30,272          31,401          31,188          29,319          27,970
Diluted weighted average shares
   outstanding...........................         30,385          31,640          31,533          29,860          28,472

BALANCE SHEET DATA
     (AT END OF FISCAL YEAR):
Total assets.............................     $  510,904      $  377,474      $  314,111      $  270,680     $   180,014
Long-term obligations, including
  current portion........................     $  147,188      $   29,105      $   25,843      $   27,427     $    38,697
Stockholders' equity.....................     $  296,053      $  290,443      $  244,764      $  203,993     $   108,788

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

The Company operates on a 52 or 53 week fiscal year ending on the last Sunday in December. The Company's fiscal years ended December 27, 1998, December 28, 1997 and December 29, 1996 contained 52 weeks and are referred to hereafter as 1998, 1997 and 1996, respectively.

Acquisitions

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

On March  30,  1998,  the  Company  acquired  the  operations  and  assets of 33 restaurants in the Virginia markets of Norfolk, Richmond, Roanoke and Charlottesville, referred to herein as the "Virginia Acquisition." The Virginia Acquisition was accounted for as a purchase in the second quarter of 1998 and, accordingly, the results of operations of such restaurants have been reflected in the consolidated financial statements subsequent to the date of acquisition.

Subsequent Events

In February 1999, the Company entered into an agreement to sell its Rio Bravo Cantina concept, which is comprised of 66 restaurants, including 40 Company restaurants and 26 franchised restaurants. The Company will receive $53 million in consideration ($47 million in cash at closing and a $6 million subordinated note). The buyer has also committed an additional $6 million available to partially fund the future strategic operating alternatives offered to the current Rio Bravo Cantina franchisees. The Company also entered into a separate definitive agreement to sell its four specialty restaurants for $12 million in cash. Both transactions are subject to customary third-party approvals. The two sale transactions and related expenses are expected to result in a loss on disposition of approximately $8,000,000 before income taxes (approximately $5,000,000 net of income taxes), which will be recognized in the first quarter of 1999. Total Company restaurant sales, franchise income and cost of Company restaurant sales for the fiscal year ended December 27, 1998 were $109,260,000, $2,054,000 and $99,395,000, respectively, for both the Rio Bravo Cantina and specialty restaurants.

Results of Operations

The following table sets forth, for the periods indicated, information derived from the Company's consolidated statements of earnings expressed as a percentage of total operating revenues, except where otherwise noted. Percentages may not add due to rounding.

                                                                           Fiscal Year Ended
                                                            ------------------------------------------------
                                                             December 27,    December 28,    December 29,
                                                                 1998            1997            1996
                                                            --------------  --------------  --------------
  Revenues:
       Company restaurant sales.........................            89.7%           87.7%           86.9%
       Franchise income.................................            10.3            12.3            13.1
                                                            --------------  --------------  ---------------
          Total operating revenues......................           100.0%          100.0%          100.0%
                                                            ==============  ==============  ===============
  Cost of sales (as a percentage of Company restaurant sales):
       Food and beverage................................            27.4%           27.5%           28.0%
       Labor............................................            31.9            32.1            31.5
       Direct and occupancy.............................            25.3            25.3            24.4
       Pre-opening expense..............................             0.5             0.8             1.0
                                                            --------------  --------------  ---------------
          Total cost of sales...........................            85.1%           85.7%           84.9%
                                                            ==============  ==============  ===============

  General and administrative expenses...................             9.0%           10.2%           10.6%
  Amortization of intangible assets.....................             0.9             0.6             0.6
  Loss on disposition of restaurants and equipment......             0.1             0.2             0.8
                                                            --------------  --------------  ---------------
  Operating earnings....................................            13.7            13.8            14.2
                                                            --------------  --------------  ---------------
  Other income (expense):
       Investment income................................             0.2             0.4             0.7
       Interest expense.................................            (1.5)           (0.3)           (0.4)
       Other income.....................................             0.1             0.1             0.1
                                                            --------------  --------------  ---------------
          Total other income (expense)..................            (1.3)            0.1             0.5
                                                            --------------  --------------  ---------------
  Earnings before income taxes and extraordinary item...            12.4            13.9            14.7
  Income taxes..........................................             4.6             5.2             5.5
                                                            --------------  --------------  ---------------
  Earnings before extraordinary item....................             7.8             8.7             9.2
  Extraordinary loss from early extinguishment
       of debt, net of income taxes.....................            (0.1)             --              --
                                                            --------------  --------------  ---------------
  Net earnings..........................................             7.7%            8.7%            9.2%
                                                            ==============  ==============  ===============

                                       22

Fiscal Year Ended December 27, 1998 Compared With Fiscal Year Ended December 28, 1997

Company Restaurant Sales. Overall Company restaurant sales increased $128,667,000 (28%) from $452,173,000 in 1997 to $580,840,000 in 1998. Sales for
Company Applebee's restaurants increased $117,137,000 (33%) from $354,443,000 in 1997 to $471,580,000 in 1998 due primarily to Company restaurant openings, sales from the 33 Virginia restaurants acquired in March 1998, and incremental sales from the 11 St. Louis restaurants acquired in April 1997. Sales for Company Rio Bravo Cantina restaurants were $83,295,000 and $94,887,000 in 1997 and 1998, respectively, and sales for the specialty restaurants were $14,435,000 and $14,373,000 in 1997 and 1998, respectively. The increase in sales for the Rio Bravo Cantina restaurants resulted from Company restaurant openings.

Comparable restaurant sales at Company Applebee's restaurants decreased by 0.4% in 1998. Weighted average weekly sales at Company Applebee's restaurants decreased 1.2% from $41,176 in 1997 to $40,664 in 1998. Comparable restaurant sales and weighted average weekly sales at Company Applebee's restaurants in 1998 were positively affected by menu price increases implemented during the fourth quarter of 1997 for certain menu items.

Comparable restaurant sales for Company Rio Bravo Cantina restaurants decreased by 6.8% in 1998 due primarily to competition in the Atlanta and Florida markets. Weighted average weekly sales (excluding one restaurant that is open for dinner only) decreased from $60,946 in 1997 to $52,789 in 1998. Weighted average weekly sales in 1998 were also impacted by new restaurant openings in new markets.

Franchise Income. Overall franchise income increased $3,075,000 (5%) from $63,647,000 in 1997 to $66,722,000 in 1998 due primarily to the increased number of franchise Applebee's and Rio Bravo Cantina restaurants operating during 1998 as compared to 1997. This increase was partially offset by a reduction in franchise royalties as a result of the acquisition of the Virginia restaurants in the second quarter of 1998 and the St. Louis restaurants in the second quarter of 1997, as well as a reduction in franchise fees due to a decline in franchise openings from 129 restaurants in 1997 to 88 restaurants in 1998. In addition, comparable restaurant sales and weighted average weekly sales for franchise Applebee's restaurants decreased by 0.1% and 1.1%, respectively, in 1998.

Cost of Company Restaurant Sales. Food and beverage costs decreased from 27.5% in 1997 to 27.4% in 1998 due primarily to operational improvements, purchasing efficiencies resulting from the Company's growth, and the menu price increase implemented in the fourth quarter of 1997. Such decreases were partially offset by an increase in dairy and poultry costs during the latter half of 1998 and revisions to Rio Bravo Cantina menu items. Beverage sales, as a percentage of Company restaurant sales, declined from 17.8% in 1997 to 16.6% in 1998 which had a negative impact on overall food and beverage costs, as a percentage of Company restaurant sales. Management believes that the reduction in beverage sales is due in part to the continuation of the overall trend toward increased awareness of responsible alcohol consumption.

Labor costs decreased from 32.1% in 1997 to 31.9% in 1998. The decrease was due primarily to lower labor costs in the Virginia restaurants and a decrease in group medical costs due to favorable claims experience. In addition, labor costs in the latter part of 1997 were adversely impacted by the implementation of the Company's food and menu enhancement initiative in its Applebee's restaurants. These decreases were partially offset by continued pressure on both hourly labor and management costs as a result of increases in the minimum wage, as well as the highly competitive nature of the restaurant industry, and higher labor costs experienced at the Rio Bravo Cantina restaurants due to the significant decline in sales volumes in 1998.

Direct and occupancy costs were 25.3% in both 1997 and 1998. Rent expense, as a percentage of sales, declined in 1998 due to a higher proportion of owned properties resulting from the Virginia Acquisition. In addition, plateware costs decreased in 1998 as a result of the Company's 1997 food and menu enhancement initiative in its Applebee's restaurants. Such decreases were offset by increased levels of advertising expenditures and depreciation expense associated with new restaurants as well as higher costs experienced at the Rio Bravo Cantina restaurants due to the significant decline in sales volumes in 1998.

General and Administrative Expenses. General and administrative expenses decreased from 10.2% in 1997 to 9.0% in 1998 due primarily to the absorption of general and administrative expenses over a larger revenue base as well as the additional leverage resulting from the Virginia and St. Louis acquisitions. General and administrative expenses increased by $5,465,000 during 1998 compared to 1997 due primarily to the costs of additional personnel associated with the Company's development efforts and system-wide expansion.

Amortization of Intangible Assets. Amortization of intangible assets increased in 1998 as a result of the amortization of goodwill related to the St. Louis and Virginia acquisitions.

Investment Income. Investment income decreased in 1998 compared to 1997 primarily as a result of decreases in cash and cash equivalents and short-term investments due to capital expenditures and acquisitions.

Interest Expense. Interest expense increased in 1998 compared to 1997 primarily as a result of interest associated with borrowings under the Company's $225,000,000 credit facilities and capitalized leases related to the St. Louis and Virginia acquisitions.

Income Taxes. The effective income tax rate, as a percentage of earnings before income taxes, was 37.0% in 1998 compared to 37.2% in 1997. The decrease in the Company's overall effective tax rate in 1998 was due primarily to an increase in credits resulting from FICA taxes on tips.

Extraordinary Item. In connection with the early extinguishment of debt, the Company paid a prepayment penalty of $930,000 on March 30, 1998. The prepayment penalty plus the remaining unamortized portion of the related deferred financing costs of $91,000 is reflected as an extraordinary loss of $641,000, net of income taxes of $380,000, in the accompanying consolidated statement of earnings for 1998.

Fiscal Year Ended December 28, 1997 Compared With Fiscal Year Ended December 29, 1996

Company Restaurant Sales. Overall Company restaurant sales increased $93,183,000 (26%) from $358,990,000 in 1996 to $452,173,000 in 1997. Sales for Company
Applebee's restaurants increased $69,350,000 (24%) from $285,093,000 in 1996 to $354,443,000 in 1997 due primarily to Company restaurant openings and sales from the 11 St. Louis restaurants acquired in April 1997. Sales for Company Rio Bravo Cantina restaurants were $59,523,000 and $83,295,000 in 1996 and 1997, respectively, and sales for the specialty restaurants were $14,374,000 and $14,435,000 in 1996 and 1997, respectively. The increase in sales for the Rio Bravo Cantina restaurants resulted primarily from Company restaurant openings.

Comparable restaurant sales at Company Applebee's restaurants increased by 0.1% in 1997. Weighted average weekly sales at Company Applebee's restaurants increased 2.0% from $40,366 in 1996 to $41,176 in 1997. Comparable restaurant sales and weighted average weekly sales at Company Applebee's restaurants in 1997 were positively affected by menu price increases implemented during the fourth quarter of 1996 and the fourth quarter of 1997 for certain menu items. In addition, weighted average weekly sales in 1997 increased as a result of the sale of six lower than average volume restaurants in southern California in October 1996 and the purchase of 11 higher than average volume restaurants in St. Louis in April 1997. Excluding these restaurants, weighted average weekly sales decreased 0.2% in 1997.

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

Loss on Disposition of Restaurants and Equipment. Loss on disposition of restaurants and equipment decreased from $3,318,000 in 1996 to $1,209,000 in 1997. In October 1996, the Company completed the sale of six of its eight Company-owned Applebee's restaurants located in the San Bernardino and Riverside counties of southern California. The operations of the six restaurants and future restaurant development in the market area were assumed by an existing Applebee's franchisee. The sales price was $8,500,000 and a loss on the disposition of the properties of $75,000 was recorded in the third quarter of 1996. During the fourth quarter of 1996, the Company recognized a loss of $2,500,000 primarily relating to the intended disposition of the two remaining restaurants in the territory.

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

Capital expenditures were $90,480,000 in fiscal year 1997 (excluding $33,650,000 related to the St. Louis Acquisition and $1,525,000 related to the purchase of the remaining 50% interest in a joint venture arrangement with the Company's franchisee in Nevada) and $77,665,000 (excluding $101,749,000 related to the Virginia Acquisition, including acquisition costs) in 1998. The Company currently expects to open 28 Applebee's restaurants in 1999. Capital expenditures are expected to be between $60,000,000 and $65,000,000 in fiscal 1999 primarily for the development of new restaurants, refurbishments of and capital replacements for existing restaurants, and enhancements to information systems. The amount of actual capital expenditures will be dependent upon, among other things, the proportion of leased versus owned properties as the Company expects to continue to purchase a portion of its sites. In addition, if the Company opens more restaurants than it currently anticipates or acquires additional restaurants, its capital requirements will increase accordingly.

On March 30, 1998, the Company entered into a bank credit agreement that provides for $225,000,000 in senior secured credit facilities, consisting of an eight-year senior secured term loan of $125,000,000 and a five-year secured working capital facility of $100,000,000. The Company also entered into a five-year $5,000,000 letter of credit facility with another bank. Both the senior term loan and the working capital facility are secured by the common stock of each of the Company's present and future subsidiaries and all intercompany debt of the Company and such subsidiaries. In addition, both the senior term loan and the working capital facility are subject to various covenants and restrictions which, among other things, require the maintenance of stipulated fixed charge, interest coverage and leverage ratios, as defined, and limit additional indebtedness and capital expenditures in excess of specified amounts. Cash dividends are limited to $5,000,000 through fiscal year 1999. The credit agreement originally permitted up to $50,000,000 to be utilized for repurchases of the Company's common stock. In February 1999, the credit agreement was amended to permit additional repurchases of common stock of up to $100,000,000 and to allow annual cash dividends of the greater of $5,000,000 or 50% of consolidated net income beginning in fiscal year 2000. The Company is currently in compliance with the covenants contained in its credit agreement.

During 1998, the Company's Board of Directors approved plans to repurchase up to $50,000,000 of the Company's common stock, subject to market conditions. During 1998, the Company repurchased 2,431,000 shares of its common stock at an aggregate cost of $49,332,000. In February 1999, the Company's Board of Directors approved plans to repurchase up to an additional $100,000,000 of the Company's common stock over a two-year period, subject to market conditions.

As of December 27, 1998, the Company held liquid assets totaling $6,646,000, consisting of cash and cash equivalents of $1,767,000 and short-term investments of $4,879,000. The working capital deficit increased from $18,534,000 at December 28, 1997 to $31,042,000 at December 27, 1998 due primarily to the use of cash and short-term investments for capital expenditures and stock repurchases. As of December 27, 1998, $12,000,000 was outstanding under the $100,000,000 working capital facility, and standby letters of credit totaling $2,727,000 were outstanding under the $5,000,000 letter of credit facility.

The Company believes that its liquid assets and cash generated from operations, combined with borrowings available under its $225,000,000 senior secured credit facilities, will provide sufficient funds for its operating, capital and other requirements for the foreseeable future.

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

New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the Company for periods beginning in fiscal year 2000. The Company believes that the adoption of the provisions of SFAS No. 133 will not have a material effect on its financial statements, based on current activities.

Impact of the Year 2000

The Year 2000 will have a broad impact on the business environment in which the Company operates due to the possibility that many computer systems across all industries will be unable to process information containing dates beginning in the Year 2000.

The Company has established a team to assess risk, identify and correct exposures when possible, and develop contingency plans for Year 2000 compliance issues. This team has conducted a detailed assessment of its accounting, finance, operational and other systems in order to identify and address potential issues relating to the Year 2000. Systems that are not compliant will be modified or replaced with systems that are Year 2000 compliant. The team is also responsible for identifying and investigating the Year 2000 readiness of critical suppliers, franchisees and other third parties, and for developing contingency plans where necessary.

Key systems have been inventoried and assessed for compliance, and detailed plans are in place for required system modifications or replacements. Remediation and testing activities are well underway with approximately 70% of the systems already compliant. The Company expects to be fully compliant by the end of the third quarter of 1999. Inventories and assessments of non-information technology ("non-IT") systems were completed during 1998. Remediation of substantially all non-IT systems began in the fourth quarter of 1998 with a mid-year 1999 target completion date. Progress toward remediation programs is also monitored by senior management and periodically reported to the Company's Board of Directors.

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

The Company's Year 2000 efforts are ongoing and its overall plan, as well as the consideration of contingency plans, will continue to evolve as new information becomes available. While the Company anticipates no major interruption of its business activities, that will be dependent, in part, upon the ability of third parties, particularly franchisees, to be Year 2000 compliant. Although the Company has implemented the actions described above to address third party issues, it has no direct ability to influence the compliance actions by such outside parties. Accordingly, while the Company believes its actions in this regard should have the effect of minimizing Year 2000 risks, it is unable to eliminate them or to estimate the ultimate effect Year 2000 risks will have on the Company's operating results.

The Company believes that its significant systems are generally Year 2000 compliant, and the costs associated with such compliance have not had, and will not have, a material impact on the Company's results of operations. This assumes that the Company will not incur significant Year 2000-related costs on behalf of its suppliers, franchisees or other third parties. The estimated total cost of the Company's Year 2000 efforts is approximately $1,300,000. The total amount expended through December 27, 1998 was approximately $200,000, and the estimated costs to be incurred in fiscal year 1999 are approximately $1,100,000. These amounts include the costs of external consultants, the purchase of software and hardware, and the compensation of internal employees working on Year 2000 projects. All estimated costs have been budgeted and are expected to be funded by cash flows from operations.

Forward-Looking Statements

The statements contained herein regarding restaurant development, capital expenditures and the impact of the Year 2000 are forward-looking and based on current expectations. There are several risks and uncertainties that could cause actual results to differ materially from those described. For a discussion of the principal factors that could cause actual results to be materially different, refer to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on February 23, 1999.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

On March 30, 1998, the Company entered into a bank credit agreement that provides for $225,000,000 in senior secured credit facilities, consisting of an eight-year senior secured term loan of $125,000,000 and a five-year secured working capital facility of $100,000,000. The senior term loan bears interest at either the bank's prime rate plus 1.25% or LIBOR plus 2.25%, at the Company's option. The working capital facility bears interest at either the bank's prime rate plus 0.375% or LIBOR plus 1.375%, at the Company's option. The interest rate on the working capital facility is subject to change based upon the Company's leverage ratio.

In connection with the senior term loan, the Company has entered into interest rate swap agreements to manage its exposure to interest rate fluctuations. The agreements were effective beginning May 1, 1998, and have maturity dates ranging from four to seven years for an aggregate notional amount of $100,000,000 for three-month LIBOR rates ranging from 5.91% to 6.05%.

As of December 27, 1998, the total amount of debt subject to interest rate fluctuations was $36,375,000 ($24,375,000 under the term loan and $12,000,000 under the revolving credit facility). A 1% change in interest rates would result in an increase or decrease in interest expense of $364,000 per year.

Item 8.       Financial Statements and Supplementary Data

See the Index to Consolidated Financial Statements on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant

For information with respect to the executive officers of the Company, see "Executive Officers of the Registrant" in Part I of this report. For information with respect to the Directors of the Company, see the Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 13, 1999, which is incorporated herein by reference.

Item 11.      Executive Compensation

The information set forth under the caption "Executive Compensation" in the Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 13, 1999, is incorporated herein by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

The information set forth under the caption "Security Ownership of Officers, Directors and Certain Beneficial Owners" in the Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 13, 1999, is incorporated herein by reference.

Item 13.      Certain Relationships and Related Transactions

The information set forth under the caption "Certain Transactions" in the Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 13, 1999, is incorporated herein by reference.

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

(b)      Reports on Form 8-K:

         The Company filed a report on Form 8-K on November 23, 1998, announcing the declaration of a dividend on its common stock to stockholders of record as of December 16, 1998, payable on January 21, 1999.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         APPLEBEE'S INTERNATIONAL, INC.


Date: March 25, 1999                    By:   /s/   Lloyd L. Hill
     -----------------                     -------------------------------------
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


By:/s/   Lloyd L. Hill                           Date:     March 25, 1999
   ------------------------------                     --------------------------
   Lloyd L. Hill
   Director and Chief Executive Officer
   (principal executive officer)

By:/s/   George D. Shadid                        Date:     March 25, 1999
   ------------------------------                     --------------------------
   George D. Shadid
   Director, Executive Vice President
   and Chief Financial Officer
   (principal financial officer)

By:/s/   Mark A. Peterson                        Date:     March 25, 1999
   ------------------------------                     --------------------------
   Mark A. Peterson
   Vice President and Controller
   (principal accounting officer)

By:/s/   Abe J. Gustin, Jr.                      Date:     March 25, 1999
   ------------------------------                     --------------------------
   Abe J. Gustin, Jr.
   Director, Chairman of the Board

By:/s/   Erline Belton                           Date:     March 25, 1999
   ------------------------------                     --------------------------
   Erline Belton
   Director


By:/s/   D. Patrick Curran                       Date:     March 25, 1999
   ------------------------------                     --------------------------
   D. Patrick Curran
   Director


By:/s/   Eric L. Hansen                          Date:     March 25, 1999
   ------------------------------                     --------------------------
   Eric L. Hansen
   Director


By:/s/   Mark S. Hansen                          Date:     March 25, 1999
   ------------------------------                     --------------------------
   Mark S. Hansen
   Director


By:/s/   Jack P. Helms                           Date:     March 25, 1999
   ------------------------------                     --------------------------
   Jack P. Helms
   Director


By:/s/   Kenneth D. Hill                         Date:     March 25, 1999
   ------------------------------                     --------------------------
   Kenneth D. Hill
   Director


By:/s/   Robert A. Martin                        Date:     March 25, 1999
   ------------------------------                     --------------------------
   Robert A. Martin
   Director


By:/s/   Burton M. Sack                          Date:     March 25, 1999
   ------------------------------                     --------------------------
   Burton M. Sack
   Director

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                   Index to consolidated Financial Statements


                                                                                                              Page


   Independent Auditors' Report.............................................................................  F-2

   Consolidated Balance Sheets as of December 27, 1998 and
       December 28, 1997  ..................................................................................  F-3

   Consolidated Statements of Earnings for the fiscal years ended
       December 27, 1998, December 28, 1997 and December 29, 1996...........................................  F-4

   Consolidated Statements of Stockholders' Equity for the fiscal Years
       Ended December 27, 1998, December 28, 1997 and December 29, 1996.....................................  F-5

   Consolidated Statements of Cash Flows for the fiscal years ended
       December 27, 1998, December 28, 1997 and December 29, 1996...........................................  F-6

   Notes to Consolidated Financial Statements...............................................................  F-8



                          Independent Auditors' Report


Applebee's International, Inc.:

We have audited the accompanying consolidated balance sheets of Applebee's International, Inc. and subsidiaries (the "Company") as of December 27, 1998 and December 28, 1997 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three fiscal years in the period ended December 27, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applebee's International, Inc. and subsidiaries at December 27, 1998 and December 28, 1997, and the consolidated results of their operations and cash flows for each of the three fiscal years in the period ended December 27, 1998 in conformity with generally accepted accounting principles.





Deloitte & Touche LLP

Kansas City, Missouri
February 26, 1999

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except share amounts)


                                                                                       December 27,       December 28,
                                                                                           1998               1997
                                                                                      --------------     --------------
                                     ASSETS
Current assets:
     Cash and cash equivalents...................................................      $   1,767          $   8,908
     Short-term investments, at market value.....................................          4,879             10,906
     Receivables, net of allowance...............................................         17,159             16,390
     Inventories.................................................................          6,709              4,788
     Prepaid and other current assets............................................          4,395              2,962
                                                                                      -------------      -------------
        Total current assets.....................................................         34,909             43,954
Property and equipment, net......................................................        364,058            276,082
Goodwill, net....................................................................         99,599             48,065
Franchise interest and rights, net...............................................          3,959              4,667
Other assets.....................................................................          8,379              4,706
                                                                                      -------------      -------------
                                                                                       $ 510,904          $ 377,474
                                                                                      =============      =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt...........................................      $   1,666          $   6,526
     Accounts payable............................................................         17,427             19,731
     Accrued expenses and other current liabilities..............................         44,114             28,547
     Accrued dividends...........................................................          2,659              2,518
     Accrued income taxes........................................................             85              5,166
                                                                                      -------------      -------------
        Total current liabilities................................................         65,951             62,488
                                                                                      -------------      -------------
Non-current liabilities:
     Long-term debt - less current portion.......................................        145,522             22,579
     Franchise deposits..........................................................          2,139              1,532
     Deferred income taxes.......................................................          1,239                432
                                                                                      -------------      -------------
        Total non-current liabilities............................................        148,900             24,543
                                                                                      -------------      -------------
        Total liabilities........................................................        214,851             87,031
                                                                                      -------------      -------------
Commitments and contingencies (Notes 6, 7 and 11) Stockholders' equity:
     Preferred stock - par value $0.01 per share:  authorized - 1,000,000 shares;
        no shares issued.........................................................             --                 --
     Common stock - par value $0.01 per share:  authorized - 125,000,000 shares;
        issued - 32,150,360 shares in 1998 and 31,744,009 shares in 1997.........            321                317
     Additional paid-in capital..................................................        163,651            156,165
     Retained earnings...........................................................        182,010            134,654
     Unrealized gain on short-term investments, net of income taxes..............            113                 95
                                                                                      -------------      -------------
                                                                                         346,095            291,231
     Treasury stock-2,610,133 shares in 1998 and 261,629 shares in 1997,at cost..        (50,042)              (788)
                                                                                      -------------      -------------
        Total stockholders' equity...............................................        296,053            290,443
                                                                                      -------------      -------------
                                                                                       $ 510,904          $ 377,474
                                                                                      =============      =============






                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (in thousands, except per share amounts)


                                                                                  Fiscal Year Ended
                                                                  --------------------------------------------------
                                                                   December 27,       December 28,       December 29,
                                                                       1998               1997               1996
                                                                  --------------     --------------     --------------
Revenues:
     Company restaurant sales................................      $ 580,840          $ 452,173          $ 358,990
     Franchise income........................................         66,722             63,647             54,141
                                                                  --------------     --------------     --------------
        Total operating revenues.............................        647,562            515,820            413,131
                                                                  --------------     --------------     --------------
Cost of Company restaurant sales:
     Food and beverage.......................................        159,420            124,469            100,534
     Labor...................................................        185,260            145,165            112,969
     Direct and occupancy....................................        146,693            114,196             87,740
     Pre-opening expense.....................................          3,093              3,661              3,557
                                                                  --------------     --------------     --------------
        Total cost of Company restaurant sales...............        494,466            387,491            304,800
                                                                  --------------     --------------     --------------

General and administrative expenses..........................         58,044             52,579             43,887
Amortization of intangible assets............................          5,538              3,258              2,293
Loss on disposition of restaurants and equipment.............            952              1,209              3,318
                                                                  --------------     --------------     --------------
Operating earnings...........................................         88,562             71,283             58,833
                                                                  --------------     --------------     --------------
Other income (expense):
     Investment income.......................................          1,131              1,834              2,863
     Interest expense........................................         (9,922)            (1,705)            (1,571)
     Other income............................................            638                389                600
                                                                  --------------     --------------     --------------
        Total other income (expense).........................         (8,153)               518              1,892
                                                                  --------------     --------------     --------------
Earnings before income taxes and extraordinary item..........         80,409             71,801             60,725
Income taxes.................................................         29,753             26,710             22,711
                                                                  --------------     --------------     --------------
Earnings before extraordinary item...........................         50,656             45,091             38,014
Extraordinary loss from early extinguishment
     of debt, net of income taxes (Note 7)...................           (641)                --                 --
                                                                  --------------     --------------     --------------
Net earnings.................................................      $  50,015          $  45,091          $  38,014
                                                                  ==============     ==============     ==============

Basic earnings per common share:
     Basic earnings before extraordinary item................      $    1.67          $    1.44         $    1.22
     Extraordinary item......................................          (0.02)                --                --
                                                                  --------------     --------------     --------------
Basic net earnings per common share..........................      $    1.65          $    1.44         $    1.22
                                                                  ==============     ==============     ==============

Diluted earnings per common share:
     Diluted earnings before extraordinary item..............      $    1.67          $    1.43         $    1.21
     Extraordinary item......................................          (0.02)                --                --
                                                                  --------------     --------------     --------------
Diluted net earnings per common share........................      $    1.65          $    1.43         $    1.21
                                                                  ==============     ==============     ==============

Basic weighted average shares outstanding....................         30,272             31,401            31,188
                                                                  ==============     ==============     ==============
Diluted weighted average shares outstanding..................         30,385             31,640            31,533
                                                                  ==============     ==============     ==============


                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (in thousands, except share amounts)


                                                                                       Unrealized
                                                                                       Gain (Loss)
                                          Common Stock         Additional                  on                      Total
                                    -------------------------   Paid-In     Retained   Short-Term    Treasury   Stockholders'
                                        Shares      Amount      Capital     Earnings   Investments    Stock        Equity
                                    ------------- ----------- ------------ ---------- ------------- ---------- --------------

Balance, December 31, 1995.........   31,298,517   $  313      $ 148,081    $ 56,258      $ 190      $  (849)    $  203,993

   Dividends on common stock,
     $0.07 per share...............        --         --            --        (2,191)       --           --          (2,191)
   Stock options exercised.........      282,438        3          3,798        --          --           --           3,801
   Income tax benefit upon exercise
     of stock options..............        --         --           1,149        --          --           --           1,149
   Change in unrealized gain on
     short-term investments, net of
     income taxes..................        --         --            --          --           (2)         --              (2)
   Net earnings....................        --         --            --        38,014        --           --          38,014
                                    ------------- ----------- ------------ ---------- ------------- ---------- --------------

Balance, December 29, 1996.........   31,580,955      316        153,028      92,081        188         (849)       244,764

   Dividends on common stock,
     $0.08 per share...............        --         --            --        (2,518)       --           --          (2,518)
   Stock options exercised.........      163,054        1          2,193        --          --           --           2,194
   Shares sold under employee
     stock purchase plan...........        --         --             396        --          --            61            457
   Income tax benefit upon exercise
     of stock options..............        --         --             548        --          --           --             548
   Change in unrealized gain on
     short-term investments, net of
     income taxes..................        --         --            --          --          (93)         --             (93)
   Net earnings....................        --         --            --        45,091        --           --          45,091
                                    ------------- ----------- ------------ ---------- ------------- ---------- --------------

Balance, December 28, 1997.........   31,744,009      317        156,165     134,654         95         (788)       290,443

   Purchases of treasury stock.....        --         --            --          --          --       (49,332)       (49,332)
   Dividends on common stock,
     $0.09 per share...............        --         --            --        (2,659)       --           --          (2,659)
   Stock options exercised.........      336,351        3          4,730        --          --          (184)         4,549
   Shares sold under employee
     stock purchase plan...........        --         --             681        --          --           139            820
   Income tax benefit upon exercise
     of stock options..............        --         --           1,011        --         --            --           1,011
   Shares issued under employee
     stock ownership and 401(k)
     plans.........................        --         --             784        --         --            123            907
   Restricted shares awarded under
     equity incentive plan, net
     of cancellations..............       70,000        1          1,514        --         --           --            1,515
   Unearned compensation relating
     to restricted shares..........        --         --          (1,234)       --         --           --           (1,234)
   Change in unrealized gain on
     short-term investments, net of
     income taxes..................        --         --            --          --           18         --               18
   Net earnings....................        --         --            --        50,015       --           --           50,015
                                    ------------- ----------- ------------ ---------- ------------- ---------- --------------

Balance, December 27, 1998.........   32,150,360   $  321      $ 163,651    $182,010     $  113     $(50,042)    $  296,053
                                    ============= =========== ============ ========== ============= ========== ==============


                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                      Fiscal Year Ended
                                                                         ---------------------------------------------
                                                                        December 27,    December 28,    December 29,
                                                                           1998            1997            1996
                                                                       --------------  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings..................................................     $  50,015       $  45,091       $  38,014
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
        Depreciation and amortization..............................        29,135          20,877          15,652
        Amortization of intangible assets..........................         5,538           3,258           2,293
        Amortization of deferred financing costs...................           477              50              50
        (Gain) loss on sale of investments.........................           (13)             20              27
        Deferred income tax provision (benefit)....................          (492)          1,001             128
        Loss on disposition of restaurants and equipment...........           952           1,209           3,318
     Changes in assets and liabilities (exclusive of effects of acquisitions):
        Receivables................................................        (1,305)          2,451          (2,702)
        Inventories................................................        (1,432)            (66)          5,479
        Prepaid and other current assets...........................           (84)            671            (898)
        Accounts payable...........................................        (2,304)          7,782             766
        Accrued expenses and other current liabilities.............        16,317           2,400           2,806
        Accrued income taxes.......................................        (5,081)          4,248            (723)
        Franchise deposits.........................................           607            (261)            625
        Other......................................................           178          (1,352)           (189)
                                                                       --------------  --------------  --------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES..................        92,508          87,379          64,646
                                                                       --------------  --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of short-term investments...........................       (30,799)        (19,150)        (49,487)
     Maturities and sales of short-term investments................        36,842          48,117          31,149
     Purchases of property and equipment...........................       (77,665)        (90,480)        (65,672)
     Acquisitions of restaurants...................................      (101,749)        (33,650)             --
     Acquisition of minority interest in joint venture.............            --          (1,525)             --
     Proceeds from sale of restaurants and equipment...............        10,216             988           4,314
                                                                       --------------  --------------  --------------
        NET CASH USED BY INVESTING ACTIVITIES......................      (163,155)        (95,700)        (79,696)
                                                                       --------------  --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchases of treasury stock...................................       (49,332)             --              --
     Dividends paid................................................        (2,518)         (2,191)         (1,861)
     Issuance of common stock upon exercise of stock options.......         4,549           2,194           3,801
     Income tax benefit upon exercise of stock options.............         1,011             548           1,149
     Shares sold under employee stock purchase plan................           820             457              --
     Proceeds from issuance of long-term debt......................       175,825              --              --
     Deferred financing costs relating to issuance of long-term debt       (4,000)             --              --
     Payments on long-term debt....................................       (62,849)         (1,194)         (1,165)
     Minority interest in net earnings of joint venture............            --              69             284
                                                                       --------------  --------------  --------------
        NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES...........        63,506            (117)          2,208
                                                                       --------------  --------------  --------------
NET DECREASE IN CASH AND CASH EQUIVALENTS..........................        (7,141)         (8,438)        (12,842)
CASH AND CASH EQUIVALENTS, beginning of period.....................         8,908          17,346          30,188
                                                                       --------------  --------------  --------------
CASH AND CASH EQUIVALENTS, end of period...........................     $   1,767       $   8,908       $  17,346
                                                                       ==============  ==============  ==============


                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                 (in thousands)


                                                                               Fiscal Year Ended
                                                              -----------------------------------------------------
                                                              December 27,       December 28,      December 29,
                                                                  1998               1997              1996
                                                             ----------------  ----------------- -----------------

Supplemental disclosures of cash flow information:
     Cash paid during the year for:
       Income taxes....................................         $     33,935      $     20,613      $     22,437
                                                             ================  ================= =================
       Interest........................................         $      8,809      $      2,573      $      1,061
                                                             ================  ================= =================

Supplemental disclosures of noncash investing and financing activities:

The Company received a $5,000,000 promissory note in connection with the sale of six restaurants in October 1996 (see Note 9), which was paid in full in January 1997.

Capitalized leases of $4,055,000 were recorded in April 1997 when the Company acquired the operations and assets of 11 franchise restaurants. In connection with this acquisition, the Company issued $2,500,000 of promissory notes (see
Note 3).

Capitalized leases of $5,052,000 were recorded in April 1998 when the Company acquired the operations and assets of 33 franchise restaurants (see Note 3).

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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    Organization

Applebee's International, Inc. and its subsidiaries (the "Company") develops, franchises and operates casual dining restaurants principally under the names "Applebee's Neighborhood Grill & Bar" and "Rio Bravo Cantina." As of December 27, 1998, there were 1,064 Applebee's restaurants, of which 817 were operated by franchisees and 247 were operated by the Company, and 66 Rio Bravo Cantina restaurants, of which 26 were operated by franchisees and 40 were operated by the Company. The Company also operated four other specialty restaurants. Such restaurants were located in 48 states, Canada, Europe and Mexico.

2.    Summary of Significant Accounting Policies

Principles of consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany profits, transactions and balances have been eliminated.

Fiscal year: The Company's fiscal year ends on the last Sunday of the calendar year. The fiscal years ended December 27, 1998, December 28, 1997 and December 29, 1996 each contained 52 weeks, and are referred to hereafter as 1998, 1997 and 1996, respectively.

Short-term investments: Short-term investments are comprised of U.S. government and agency securities, certificates of deposit, state and municipal bonds, and preferred stocks. Gains and losses from sales are determined using the specific identification method. As of December 27, 1998, all short-term investments have been classified as available-for-sale.

Financial instruments: The Company's financial instruments at December 27, 1998 and December 28, 1997 consist of cash equivalents, short-term investments, long-term debt, excluding capitalized lease obligations, and interest rate swaps (see Note 7). Except for interest rate swaps, which are not reflected in the consolidated financial statements at fair value, the fair value of these financial instruments approximates the carrying amounts reported in the consolidated balance sheets. The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The carrying amount of short-term investments is based on quoted market prices. The fair value of the Company's long-term debt, excluding capitalized lease obligations, is based on quotations made on similar issues.

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market.

Pre-opening expense: The Company expenses direct training and other costs related to opening new or relocated restaurants in the month of opening. The treatment of such costs is in accordance with the provisions of AICPA Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-up Activities," which is effective for fiscal years beginning after December 15, 1998.

Property and equipment: Property and equipment are stated at cost. Depreciation is provided primarily on a straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the lease term, including renewal options, or the estimated useful life of the related asset. The general ranges of original depreciable lives are as follows:
                                                                           Years
      Buildings....................................................          20
      Leasehold improvements........................................      15-20
      Furniture and equipment.......................................        3-7

Interest has been capitalized in connection with the development of new restaurants and is amortized over the estimated useful life of the related asset. Interest costs of $859,000, $755,000 and $618,000 were capitalized during 1998, 1997 and 1996, respectively.

Goodwill: Goodwill represents the excess of cost over fair market value of net assets acquired by the Company. Goodwill is being amortized over periods ranging from 15 to 20 years on a straight-line basis. Accumulated amortization at December 27, 1998 and December 28, 1997 was $12,551,000 and $7,595,000,
respectively.

Impairment of long-lived assets: Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company analyzes potential impairments of assets on a restaurant-by-restaurant basis.

Franchise interest and rights: Franchise interest and rights represent allocations of purchase price to either the purchased restaurants or franchise operations acquired. The allocated costs are amortized over the estimated life of the restaurants or the franchise agreements on a straight-line basis ranging from 7 to 20 years. Accumulated amortization at December 27, 1998 and December 28, 1997 was $6,546,000 and $6,263,000, respectively.

Franchise revenues: Franchise revenues are deferred until substantial performance of franchisor obligations is complete. Initial franchise fees, included in franchise income in the consolidated statements of earnings, totaled $3,099,000, $4,263,000 and $4,615,000 for 1998, 1997 and 1996, respectively.

Advertising costs: The Company expenses advertising costs for Company-owned restaurants as incurred except for production costs of advertising which are expensed the first time the advertising takes place. Advertising expense related to Company restaurants was $29,097,000, $20,752,000 and $16,470,000 for 1998,
1997 and 1996, respectively.

Interest rate swap agreements: The Company has entered into interest rate swap agreements to manage its exposure to interest rate fluctuations. The differential to be paid or received is recognized over the term of the swap agreements as a component of interest expense. Although the swap agreements expose the Company to interest rate risk, fluctuations in the value of the swaps are mitigated by expected offsetting fluctuations in the variable debt.

Stock-based compensation: The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." The Statement encourages rather than requires companies to adopt a method that accounts for stock compensation awards based on their estimated fair value at the date they are granted. Companies are permitted, however, to account for stock compensation awards under Accounting Principles Board ("APB") Opinion No. 25 which requires compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. The Company has elected to continue to apply APB Opinion No. 25 and has disclosed the pro forma net earnings and earnings per share, determined as if the fair value method had been applied, in Note 13.

Earnings per share: Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options issued by the Company represent the only dilutive effect on weighted average shares. A reconciliation between basic and diluted weighted average shares outstanding and the related earnings per share calculation is presented below (in thousands, except per share amounts):


                                                                1998              1997              1996
                                                          ----------------  ----------------  ----------------

      Net earnings.......................................   $     50,015      $     45,091      $     38,014
                                                          ================  ================  ================

      Basic weighted average shares outstanding..........         30,272            31,401            31,188
      Dilutive effect of stock options...................            113               239               345
                                                          ----------------  ----------------  ----------------
      Diluted weighted average shares outstanding........         30,385            31,640            31,533
                                                          ================  ================  ================

      Basic net earnings per common share................   $       1.65      $       1.44      $       1.22
                                                          ================  ================  ================
      Diluted net earnings per common share..............   $       1.65      $       1.43      $       1.21
                                                          ================  ================  ================

Stock options with exercise prices greater than the average market price of the Company's common stock for the applicable periods are excluded from the computation of diluted weighted average shares outstanding. Such options totaled approximately 1,604,000, 1,625,000 and 1,368,000 for 1998, 1997 and 1996,
respectively.

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

New accounting pronouncement: In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging
Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the Company for periods beginning in fiscal year 2000. The Company believes that the adoption of the provisions of SFAS No. 133 will not have a material effect on its financial statements, based on current activities.

3.    Acquisitions

On April 14, 1997, the Company acquired the operations of 11 franchise Applebee's restaurants located in the St. Louis metropolitan area and the related furniture and fixtures, certain land and leasehold improvements, and rights to future development of restaurants for a total purchase price of $36,150,000. The purchase price was paid in a combination of $33,650,000 in cash and $2,500,000 of promissory notes, which were paid in 1998. One of the principals of the franchisee was related to a person who was a director of the Company until May 1997. The acquisition was accounted for as a purchase, and accordingly, the purchase price has been allocated to the fair value of net assets acquired and resulted in an allocation to goodwill of approximately $27,000,000 which is being amortized on a straight-line basis over 20 years. In conjunction with this acquisition, the Company also recorded capitalized leases of $4,055,000. The results of operations of such restaurants have been reflected in the consolidated financial statements subsequent to the date of acquisition. Results of operations of such restaurants prior to acquisition were not material in relation to the Company's operating results for the periods shown.

In 1997, the Company exercised its option to purchase the remaining 50% interest in a joint venture arrangement with its franchisee in Nevada for $1,525,000.

On March  30,  1998,  the  Company  acquired  the  operations  and  assets of 33 restaurants in the Virginia markets of Norfolk, Richmond, Roanoke and Charlottesville, from Apple South, Inc. ("Apple South"), now Avado Brands, Inc., referred to herein as the "Virginia Acquisition." The total purchase price was $94,749,000 and was paid in cash on March 30, 1998. See Note 11 for additional commitments and contingencies relating to the agreement with Apple South. The acquisition was accounted for as a purchase, and the results of operations of such restaurants are reflected in the 1998 financial statements subsequent to the date of acquisition.

The Virginia Acquisition purchase price of $94,749,000 plus acquisition fees and expenses of $7,000,000 has been allocated to the fair value of net assets acquired based upon an independent appraisal and resulted in an allocation to goodwill of $56,441,000 which is being amortized on a straight-line basis over 20 years. The total of $101,749,000 has been allocated in the financial statements as follows (in thousands):

   Property and equipment...............................      $  44,816
   Inventories..........................................            489
   Goodwill.............................................         56,441
   Cash.................................................             48
   Prepaid and other current assets.....................             60
   Accrued expenses.....................................           (105)
                                                            -------------
        Total...........................................      $ 101,749
                                                            =============

The following summarized unaudited pro forma results of operations of the Company (in thousands, except per share amounts) for 1998 and 1997 assume the Virginia Acquisition and the Company's new financing arrangements (see Note 7) occurred as of the beginning of the earliest period presented. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Virginia Acquisition been effective as of the dates indicated, or which may result in the future.

                                                                             Fiscal Year Ended
                                                           ------------------------------------------------------
                                                               December 27, 1998          December 28, 1997
                                                           -------------------------- ---------------------------
                                                              Actual      Pro Forma      Actual       Pro Forma
                                                           ------------ ------------- ------------ --------------
     Food and beverage sales.............................. $  580,840   $   597,507   $  452,173    $  513,456
     Franchise income.....................................     66,722        65,995       63,647        61,106
                                                           ------------ ------------- ------------ --------------
     Total operating revenues............................. $  647,562   $   663,502   $  515,820    $  574,562
                                                           ============ ============= ============ ==============
     Earnings before extraordinary item................... $   50,656   $    50,381   $   45,091    $   44,432
     Net earnings......................................... $   50,015   $    49,740   $   45,091    $   44,432
     Basic net earnings per common share.................. $     1.65   $      1.64   $     1.44    $     1.41
     Diluted net earnings per common share................ $     1.65   $      1.64   $     1.43    $     1.40
     Basic weighted average shares outstanding............     30,272        30,272       31,401        31,401
     Diluted weighted average shares outstanding..........     30,385        30,385       31,640        31,640


4.    Short-Term Investments

The amortized cost, estimated market value and unrealized gains on short-term investments are as follows (in thousands):

                                            December 27, 1998                         December 28, 1997
                                ----------------------------------------- -------------------------------------------
                                  Amortized     Unrealized      Market      Amortized     Unrealized       Market
                                    Cost           Gain          Value        Cost           Gain          Value
                                ------------- -------------- ------------ ------------- -------------- --------------
Certificates of deposit........ $        22   $        --    $       22   $        19   $        --    $        19
Preferred stocks...............         402            88           490           402            56            458
U.S. government and
   agency securities...........          --            --            --         4,496            --          4,496
State and local
   municipal securities........       4,275            92         4,367         5,837            96          5,933
                                ------------- -------------- ------------ ------------- -------------- --------------
                                $     4,699   $       180    $    4,879   $    10,754   $       152    $    10,906
                                ============= ============== ============ ============= ============== ==============

The amortized cost and estimated market value of debt securities as of December 27, 1998, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                             Amortized            Market
                                                                               Cost               Value
                                                                         ------------------  -----------------
      Due within one year or less......................................     $      2,221        $      2,249
      Due after one year through five years............................            2,054               2,118
                                                                         ------------------  -----------------
                                                                            $      4,275        $      4,367
                                                                         ==================  =================

5.    Receivables

Receivables are comprised of the following (in thousands):

                                                                           December 27,        December 28,
                                                                               1998                1997
                                                                         -----------------   -----------------
      Franchise royalty, advertising and trade receivables.............     $     11,507        $     12,132
      Notes receivable.................................................            3,534               1,593
      Credit card receivables..........................................            2,587               2,103
      Franchise fee receivables........................................              498                 743
      Interest and dividends receivable................................              105                 288
      Other............................................................              493                 368
                                                                         -----------------   -----------------
                                                                                  18,724              17,227
      Less allowance for bad debts.....................................            1,565                 837
                                                                         -----------------   -----------------
                                                                            $     17,159        $     16,390
                                                                         =================   =================

The provision for bad debts totaled $1,000,000 for 1998 and $635,000 for 1997. No provision for bad debts was recorded during 1996. Write-offs against the allowance for bad debts totaled $272,000, $68,000 and $453,000 during 1998, 1997 and 1996, respectively.

6.    Property and Equipment

Property and equipment, net is comprised of the following (in thousands):

                                                                           December 27,       December 28,
                                                                               1998               1997
                                                                         -----------------  ------------------
      Land.............................................................     $     77,121        $    52,638
      Buildings and leasehold improvements.............................          239,047            176,517
      Furniture and equipment..........................................          134,810            106,125
      Construction in progress.........................................            6,351             10,238
                                                                         -----------------  ------------------
                                                                                 457,329            345,518
      Less accumulated depreciation and capitalized
         lease amortization............................................           93,271             69,436
                                                                         -----------------  ------------------
                                                                            $    364,058       $    276,082
                                                                         =================  ==================

Property under capitalized leases in the amount of $9,592,000 and $4,540,000 at December 27, 1998 and December 28, 1997, respectively, is included in buildings and leasehold improvements. Accumulated amortization of such property amounted to $711,000 and $235,000 at December 27, 1998 and December 28, 1997,
respectively. Capitalized leases relate to the buildings on certain restaurant properties. The land portions of the restaurant property leases are accounted for as operating leases.

Depreciation and capitalized lease amortization expense relating to property and equipment totaled $29,135,000, $20,877,000 and $15,652,000 for 1998, 1997 and
1996, respectively. Of these amounts, $476,000, $210,000 and $145,000 related to capitalized lease amortization during 1998, 1997 and 1996, respectively.

The Company leases certain of its restaurants. The leases generally provide for payment of minimum annual rent, real estate taxes, insurance and maintenance and, in some cases, contingent rent (calculated as a percentage of sales) in excess of minimum rent. Total rental expense for all operating leases is comprised of the following (in thousands):

                                                           1998                1997                1996
                                                     ------------------  ------------------  -----------------
      Minimum rent.................................    $       12,432      $       10,452      $        8,138
      Contingent rent..............................             1,294               1,298               1,451
                                                     ------------------  ------------------  -----------------
                                                       $       13,726      $       11,750      $        9,589
                                                     ==================  ==================  =================

The present value of capitalized lease payments and the future minimum lease payments under noncancelable operating leases (including leases executed for sites to be developed in 1999) as of December 27, 1998 are as follows (in thousands):

                                                                            Capitalized         Operating
                                                                              Leases              Leases
                                                                         ------------------  -----------------
      1999.............................................................     $      1,023       $     13,781
      2000.............................................................            1,050             13,567
      2001.............................................................            5,859             13,174
      2002.............................................................              741             13,009
      2003.............................................................              766             12,203
      Thereafter.......................................................           10,542            105,750
                                                                         ------------------ ------------------
      Total minimum lease payments.....................................           19,981       $    171,484
                                                                                            ==================
      Less amounts representing interest...............................           10,295
                                                                         ------------------
      Present value of minimum lease payments..........................     $      9,686
                                                                         ==================

In February 1999, the Company purchased the buildings and related land and equipment underlying three capital leases for a total of $4,725,000 from Apple South. As a result, $5,052,000 of the capitalized lease obligations recorded as of December 27, 1998 were retired.

7.    Long-Term Debt

Long-term debt, including capitalized lease obligations, is comprised of the following (in thousands):

                                                                            December 27,       December 28,
                                                                                1998              1997
                                                                         ------------------ ------------------
     Unsecured senior term loan;  interest at LIBOR plus 2.25% or base rate plus 1.25%, with semi-annual principal payments; due
         March 2006...................................................      $   124,375       $       --

     Unsecured  revolving  credit  facility;  interest  at LIBOR  plus
         1.375% or base rate plus 0.375%; due March 2003..............           12,000               --

     Unsecured   notes  payable;   7.70%  interest  per  annum,   with
         principal payments beginning in 1998; due May 2004...........              --             20,000

     Secured bank note;  6.69%  interest  per annum;  due in quarterly
         installments through October 1998............................              --                600

     Unsecured  promissory  notes issued in connection  with the acquisition of restaurants;  8.00% interest per annum; due in annual  installments of principal and interest through
          February 2000...............................................              802             1,187

     Unsecured   promissory   notes  issued  in  connection  with  the
         acquisition of restaurants;  8.00% interest per annum; due in
         two installments of principal and interest in 1998...........              --              2,500

     Capitalized lease obligations....................................            9,686             4,579

     Other............................................................              325               239
                                                                         ------------------ ------------------
     Total long-term debt.............................................          147,188            29,105
     Less current portion of long-term debt...........................            1,666             6,526
                                                                         ------------------ ------------------
     Long-term debt - less current portion............................      $   145,522       $    22,579
                                                                         ================== ==================

On March 30, 1998, the Company entered into a bank credit agreement that provides for $225,000,000 in senior secured credit facilities, consisting of an eight-year senior secured term loan of $125,000,000 and a five-year secured working capital facility of $100,000,000. The Company also entered into a five-year $5,000,000 letter of credit facility with another bank.

In connection with the early extinguishment of debt, the Company paid a prepayment penalty of $930,000 in 1998. The prepayment penalty plus the remaining unamortized portion of the related deferred financing costs of $91,000 is reflected as an extraordinary loss of $641,000, net of income taxes of $380,000, in the accompanying consolidated statement of earnings for 1998.

As of December 27, 1998, $12,000,000 was outstanding under the $100,000,000 working capital facility, and standby letters of credit totaling $2,727,000 were outstanding under the $5,000,000 letter of credit facility.

The senior term loan bears interest at either the bank's prime rate plus 1.25% or LIBOR plus 2.25%, at the Company's option, and requires semi-annual principal payments aggregating $1,250,000 per year for each of the first seven years, with the remaining $116,250,000 due during the eighth year. The working capital facility bears interest at either the bank's prime rate plus 0.375% or LIBOR plus 1.375%, at the Company's option. A commitment fee of 0.30% is payable on any unused portion of the working capital facility. The interest rate on the working capital facility and the commitment fee are subject to change based upon the Company's leverage ratio.

In  connection  with the bank credit  agreement,  the  Company has entered  into interest rate swap agreements to manage its exposure to interest rate fluctuations. The agreements were effective beginning May 1, 1998, and have maturity dates ranging from four to seven years for an aggregate notional amount of $100,000,000 and effectively fix the underlying three-month LIBOR interest rate on $100,000,000 of the senior credit facilities to rates ranging from 5.91% to 6.05%. As of December 27, 1998, the fair value of these swaps was a net payable of $3,069,000. The fair value represents the estimated amount that the Company would receive or pay to terminate the agreements taking into account current interest rates.

Both the senior term loan and the working capital facility are secured by the common stock of each of the Company's present and future subsidiaries and all intercompany debt of the Company and such subsidiaries. In addition, both the senior term loan and the working capital facility are subject to various covenants and restrictions which, among other things, require the maintenance of stipulated fixed charge, interest coverage and leverage ratios, as defined, and limit additional indebtedness and capital expenditures in excess of specified amounts. Cash dividends are limited to $5,000,000 through fiscal year 1999. The credit agreement originally permitted up to $50,000,000 to be utilized for repurchases of the Company's common stock. In February 1999, the credit agreement was amended to permit additional repurchases of common stock of up to $100,000,000 and to allow annual cash dividends of the greater of $5,000,000 or 50% of consolidated net income beginning in fiscal year 2000. The Company is currently in compliance with the covenants contained in its credit agreement.

Maturities of long-term debt, including capitalized lease obligations, for each of the five fiscal years subsequent to December 27, 1998, ending during the years indicated, are as follows (in thousands):

     1999.............................       $     1,666
     2000.............................             1,704
     2001.............................             6,347
     2002.............................             1,304
     2003.............................            13,639

8.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following (in thousands):

                                                                           December 27,        December 28,
                                                                               1998                1997
                                                                         ------------------  -----------------
      Compensation and related taxes....................................    $     12,551        $      9,060
      Gift certificates.................................................           7,803               4,129
      Sales and use taxes...............................................           3,571               2,790
      Insurance.........................................................           6,816               4,473
      Rent..............................................................           3,559               2,782
      Other.............................................................           9,814               5,313
                                                                         ------------------  -----------------
                                                                            $     44,114        $     28,547
                                                                         ==================  =================

9.    Loss on Disposition of Restaurants and Equipment

In October 1996, the Company completed the sale of six of its eight Company-owned Applebee's restaurants located in the San Bernardino and Riverside counties of southern California. The operations of the six restaurants and future restaurant development in the market area were assumed by an existing Applebee's franchisee. The sales price was $8,500,000 and a loss on the disposition of the properties of $75,000 was recorded in the third quarter of 1996. During the fourth quarter of 1996, the Company recognized a loss of $2,500,000 primarily relating to the intended disposition of the two remaining restaurants in the territory.

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

10.   Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. The income tax provision consists of the following (in thousands):

                                                                    1998             1997            1996
                                                               ---------------  --------------- ----------------
    Current provision:
        Federal............................................     $   25,803       $   22,016      $   18,783
        State..............................................          4,442            3,693           3,800
    Deferred provision (benefit)...........................           (492)           1,001             128
                                                               ---------------  --------------- ----------------
    Income taxes...........................................     $   29,753       $   26,710      $   22,711
                                                               ===============  =============== ================


The deferred income tax provision is comprised of the following (in thousands):

                                                                    1998             1997            1996
                                                               ---------------  --------------- ----------------
    Depreciation...........................................    $       793      $     2,270     $       617
    Franchise deposits.....................................            147             (534)             77
    Allowance for bad debts................................           (420)            (111)            345
    Accrued expenses.......................................             --             (758)            203
    Property and equipment writedown.......................            112              671            (935)
    Other..................................................         (1,124)            (537)           (179)
                                                               ---------------  --------------- ----------------
    Deferred income tax provision (benefit)................           (492)           1,001             128
    Deferred income taxes related to change in
        unrealized gain (loss) on investments..............             10               57              (3)
                                                               ---------------  --------------- ----------------
    Net change in deferred income taxes....................     $     (482)      $    1,058      $      125
                                                               ===============  =============== ================

A reconciliation between the income tax provision and the expected tax determined by applying the statutory federal income tax rates to earnings before income taxes follows (in thousands):

                                                                    1998             1997            1996
                                                               ---------------  --------------- ----------------
    Federal income tax at statutory rates..................     $   28,143       $   25,130      $   21,254
    Increase (decrease) to income tax expense:
        State income taxes, net of federal benefit.........          2,951            2,625           2,470
        Non-deductible goodwill amortization...............            320              280             276
        Tax exempt investment income.......................           (163)            (310)           (338)
        Meals and entertainment disallowance...............            283              278             317
        FICA tip tax credit................................         (2,124)          (1,598)         (1,136)
        Other..............................................            343              305            (132)
                                                               ---------------  --------------- ----------------
    Income taxes...........................................     $   29,753       $   26,710      $   22,711
                                                               ===============  =============== ================

The net current deferred income tax asset amounts are included in "prepaid and other current assets" in the accompanying consolidated balance sheets. The significant components of deferred income tax assets and liabilities and the related balance sheet classifications are as follows (in thousands):





                                                                           December 27,         December 28,
                                                                               1998                 1997
                                                                         -----------------    ------------------
    Classified as current:
        Allowance for bad debts.....................................        $       546          $       126
        Accrued expenses............................................              1,003                1,003
        Other, net..................................................                245                 (624)
                                                                         -----------------    ------------------
        Net deferred income tax asset...............................        $     1,794          $       505
                                                                         =================    ==================

    Classified as non-current:
        Depreciation................................................        $    (2,579)         $    (1,786)
        Franchise deposits..........................................                753                  900
        Other, net..................................................                587                  454
                                                                         -----------------    ------------------
        Net deferred income tax liability...........................        $    (1,239)         $      (432)
                                                                         =================    ==================

11.   Commitments and Contingencies

Litigation, claims and disputes: As of December 27, 1998, the Company was using assets owned by a former franchisee in the operation of one restaurant which remains under a purchase rights agreement that required the Company to make certain payments to the franchisee's lender. In 1991, a dispute arose between the lender and the Company over the amount of the payments due the lender under that agreement and as to whether the Company had agreed to guarantee the franchisee's debt. Based upon a then-current independent appraisal, the Company offered to settle the dispute and purchase the assets of the three then-existing restaurants for $1,000,000 in 1991. In November 1992, the lender was declared insolvent by the FDIC and has since been liquidated. The Company closed one of the three restaurants in 1994 and one of the two remaining restaurants in February 1996. In the fourth quarter of 1996, the Company received information indicating that the franchisee's indebtedness to the FDIC had been acquired by a third party. In June 1997, the third party filed a lawsuit against the Company seeking approximately $3,800,000. The Company believes it has meritorious defenses and will vigorously defend this lawsuit. In the event that the Company were to pay an amount determined to be in excess of the fair market value of the assets, the Company will recognize a loss at the time of such payment. The lawsuit is set for trial in October 1999.

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

Franchise financing: The Company entered into an agreement in 1992 with a financing source to provide up to $75,000,000 of financing to Company franchisees to fund development of new franchise restaurants. The Company provided a limited guaranty of loans made under the agreement. The Company's maximum recourse obligation of 10% of the amount funded is reduced beginning in the second year of each long-term loan and thereafter decreases ratably to zero after the seventh year of each loan. At December 27, 1998, approximately $48,000,000 had been funded through this financing source, of which $13,000,000 was outstanding. This agreement expired on December 31, 1994 and was not renewed, although some loan commitments as of the termination date were thereafter funded through December 31, 1995.

Lease guaranties: In connection with the sale of restaurants to franchisees, the Company has, in certain cases, remained contingently liable for the remaining lease payments. As of December 27, 1998, the aggregate amount of these lease payments totaled approximately $16,500,000. The Company has been indemnified by the buyers from any losses related to such guaranties.

Severance agreements: The Company has severance and employment agreements with certain officers providing for severance payments to be made in the event the employee resigns or is terminated related to a change in control (as defined in the agreements). If the severance payments had been due as of December 27, 1998, the Company would have been required to make payments aggregating approximately $5,900,000. In addition, the Company has severance and employment agreements with certain officers which contain severance provisions not related to a change in control, and such provisions would have required aggregate payments of approximately $4,400,000 if such officers had been terminated as of December 27, 1998.

Apple South divestiture plan: As part of the agreement with Apple South relating to the Virginia Acquisition (see Note 3), Apple South has also agreed to use its best efforts to sell its other Applebee's restaurants as soon as practical, resulting in its exit as an Applebee's franchisee. As of February 22, 1999, Apple South had completed the sale of 243 of its restaurants (89% of its total), and there are signed contracts on the two remaining territories. To the extent any of the 31 remaining restaurants are not divested by Apple South by December 31, 1999, the Company has an option to purchase the remaining restaurants at a predetermined formula. The Company and Apple South have committed to work together to identify and approve qualified franchise groups to acquire the remaining Apple South restaurants and to effect an efficient transition of ownership. To assist in this transition, the Company has agreed to provide the availability of guarantees of up to 10% of the borrowings of qualified franchise groups, up to a maximum of $10,000,000 in the aggregate. To date, the Company has provided a guarantee to one franchise group totaling $1,000,000. Two principals of the franchise group are related to a director and officer of the Company.

12.   Stockholders' Equity

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

During 1998, the Company's Board of Directors approved plans to repurchase up to $50,000,000 of the Company's common stock, subject to market conditions. During 1998, the Company repurchased 2,431,000 shares of its common stock at an aggregate cost of $49,332,000. In February 1999, the Company's Board of Directors approved plans to repurchase up to an additional $100,000,000 of the Company's common stock over a two-year period, subject to market conditions.

13.   Employee Benefit Plans

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

Options under the 1989 Plan were granted for a term of three to ten years and were generally exercisable one year from date of grant. The 1995 Plan allows the granting of stock options, stock appreciation rights, restricted stock awards, performance unit awards and performance share awards (collectively, "Awards") to eligible participants. The number of shares authorized to be issued pursuant to the 1995 Plan is 2,300,000. Options granted under the 1995 Plan during 1995 have a term of five to ten years and are generally exercisable three years from date of grant. Options granted under the 1995 Plan during 1996, 1997 and 1998 have a term of ten years and are generally 50% exercisable three years from date of grant, 25% exercisable four years from date of grant, and 25% exercisable five years from date of grant. Subject to the terms of the 1995 Plan, the Committee has the sole discretion to determine the employees who shall be granted Awards, the size and types of such Awards, and the terms and conditions of such Awards. Under both plans, the option price for both qualified and nonqualified options as of the date granted cannot be less than the fair market value of the Company's common stock.

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

Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value as prescribed by SFAS No. 123 (see Note 2), the Company's net earnings and net earnings per common share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):




                                                                         1998              1997             1996
                                                                    ---------------   ---------------   --------------
        Net earnings, as reported................................    $    50,015       $    45,091       $  38,014
        Net earnings, pro forma..................................    $    48,205       $    41,119       $  32,863

        Basic net earnings per common share, as reported.........    $      1.65       $      1.44       $    1.22
        Basic net earnings per common share, pro forma...........    $      1.59       $      1.31       $    1.05

        Diluted net earnings per common share, as reported.......    $      1.65       $      1.43       $    1.21
        Diluted net earnings per common share, pro forma.........    $      1.59       $      1.30       $    1.04

The weighted average fair value at date of grant for options granted during 1998, 1997 and 1996 was $10.68, $12.76 and $15.14 per share, respectively, which, for the purposes of this disclosure, is assumed to be amortized over the respective vesting period of the grants. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996: dividend yield of 0.3% for all years; expected volatility of 51.7%, 56.0% and 58.1%, respectively; risk-free interest rate of 4.7%, 5.7% and 6.2%, respectively; and expected lives of 5.5, 4.6 and 4.9 years, respectively.

Transactions relative to both plans are as follows:

                                                        1995 Plan                              1989 Plan
                                           -------------------------------------  -------------------------------------
                                                                    Weighted                              Weighted
                                                Number of           Average           Number of           Average
                                                 Options         Exercise Price        Options         Exercise Price
                                           ------------------  -----------------  -----------------  ------------------
       Options outstanding at
           December 31, 1995............         876,300          $    28.00         1,098,541          $     13.92
              Granted...................       1,073,701          $    27.99              --                    --
              Exercised.................             --                  --           (282,438)         $     27.46
              Canceled..................        (120,658)         $    28.39            (4,400)         $     13.73
                                           ------------------                     -----------------
       Options outstanding at
           December 29, 1996............       1,829,343          $    27.97           811,703          $     14.09
              Granted...................         142,825          $    24.98              --                    --
              Exercised.................          (2,167)         $    25.88          (160,887)         $     13.29
              Canceled..................        (228,902)         $    28.03           (10,804)         $     20.52
                                           ------------------                     -----------------
       Options outstanding at
           December 28, 1997............       1,741,099          $    27.72           640,012          $     14.17
              Granted...................         466,498          $    21.38              --                    --
              Exercised.................             --                  --           (340,351)         $     13.94
              Canceled..................        (382,999)         $    27.45           (15,249)         $     20.53
                                           ------------------                     -----------------
       Options outstanding at
           December 27, 1998............       1,824,598          $    26.15           284,412          $     14.11
                                           ==================                     =================
       Options exercisable at
           December 27, 1998............         601,200          $    27.64           284,412          $     14.11
                                           ==================                     =================
       Options available for grant at
           December 27, 1998............         398,235                                  --
                                           ==================                     =================


The following table summarizes information relating to fixed-priced stock options outstanding for both plans at December 27, 1998:

                                                  Options Outstanding                       Options Exercisable
                                    ------------------------------------------------  --------------------------------
                                                        Weighted
                                                        Average         Weighted
                                                       Remaining         Average                          Weighted
                                         Number       Contractual       Exercise          Number          Average
         Range of Exercise Prices     Outstanding         Life            Price        Exercisable     Exercise Price
       ---------------------------  ---------------  ---------------  --------------  ---------------  ---------------

       1989 Plan:
         $   3.02    to $   7.63          20,012        2.6 years         $   4.68          20,012         $   4.68
         $  13.82    to $  14.69         231,400        4.1 years         $  14.08         231,400         $  14.08
         $  19.25    to $  21.88          33,000        2.8 years         $  20.05          33,000         $  20.05
                                    ---------------                                   ---------------
         $   3.02    to $  21.88         284,412        3.8 years         $  14.11         284,412         $  14.11
                                    ===============                                   ===============

        1995 Plan:
         $  18.81    to $  25.75         654,855        8.1 years         $  22.52        144,700          $ 25.04
         $  28.00    to $  29.25       1,169,743        7.1 years         $  28.18        456,500          $ 28.46
                                    ---------------                                   ---------------
         $  22.75    to $  29.25       1,824,598        7.5 years         $  26.15        601,200          $ 27.64
                                    ===============                                   ===============

Restricted stock awards: During 1998, restricted stock awards were granted to certain officers and key employees of the Company. These awards vest evenly over a three-year period. Unearned compensation was recorded for the market value of the stock at the date of grant and is shown as a reduction to stockholders' equity in the accompanying consolidated balance sheet. Unearned compensation is being amortized ratably to expense over the vesting period and accordingly, the Company recognized compensation expense of $281,000 in 1998.

Employee retirement plans: During 1992, the Company established a profit sharing plan and trust in accordance with Section 401(k) of the Internal Revenue Code. Prior to 1997, the Company matched 25% of employee contributions, not to exceed 2% of the employee's total annual compensation, with the Company contributions vesting at the rate of 20% each year beginning after the employee's second year of service. The Company adopted amendments to the 401(k) plan which were effective beginning in 1997. The Company's matching contributions were increased to 35% and 50% of employee contributions in 1997 and 1998, respectively, not to exceed 2.8% and 4.0%, respectively, of the employee's total annual compensation, and were made in shares of the Company's common stock. The Company's contributions vest at the rate of 60% after the employee's third year of service, 80% after four years of service and 100% after five years of service. The number of common shares authorized pursuant to the 401(k) plan is 50,000. During 1994, the Company established a non-qualified defined contribution retirement plan for key employees. The Company's contributions under both plans in 1998, 1997 and 1996 were $945,000, $702,000 and $570,000, respectively.

Employee stock purchase plan: During 1996, the Company established an employee stock purchase plan in accordance with Section 423 of the Internal Revenue Code, and the plan was approved at the 1997 Annual Meeting of Stockholders. The plan allows employees to purchase shares of the Company's common stock at a 10% discount through payroll deductions. The number of common shares authorized pursuant to the plan is 200,000. During 1998 and 1997, employees purchased 46,204 and 20,143 shares, respectively, under this plan.

Employee stock ownership plan: The Company's Board of Directors approved an employee stock ownership plan in January 1997. The Company's contributions to this plan are completely discretionary and are made in shares of the Company's common stock. The Company's contributions to the plan were $400,000 for 1998 and $500,000 for 1997.

14.   Related Party Transactions

The Company and certain franchisees have obtained restaurant equipment from a company owned by an individual who is related to a person who was a director of the Company until May 1997. During 1997 and 1996, the Company paid $264,000 and $426,000, respectively, for equipment and services purchased from this company.

The Company leases a restaurant site from a corporation whose ownership is composed of certain current and former stockholders, directors and officers of the Company. The lease has a term of 20 years with two renewal options. The lease provides for rentals in an amount equal to approximately 7% of gross sales of the restaurants. During 1995, the Company entered into an agreement with this party to lease additional parking space at the same site. Rents incurred under both leases totaled $148,000, $166,000 and $185,000 for 1998, 1997 and 1996,
respectively, and are included in direct and occupancy costs in the consolidated statements of earnings.

The Company leases a restaurant site from a partnership in which a former director, who is related to a person who was a director of the Company until May 1997, holds a 50% interest. The lease has a term of 20 years with two options to renew. The lease provides for rentals in an amount equal to approximately 7% of gross sales of the restaurant. Rents incurred under the lease were $162,000, $128,000 and $113,000 for 1998, 1997 and 1996, respectively, and are included in direct and occupancy costs in the consolidated statements of earnings.

The Company leases certain office space under an operating lease from a partnership in which a person, who was a director of the Company until August 1997 and who remains a significant stockholder of the Company, holds a 37.5% interest. The lease expired in December 1998 and is renewable on a month-to-month basis at the Company's option. Rents incurred under the lease were $120,000, $120,000 and $104,000 for 1998, 1997 and 1996, respectively, and are included in general and administrative expenses in the consolidated statements of earnings.

In March 1998, the Company entered into an agreement to purchase a tract of land for future restaurant development for $290,000 from an entity in which the Chairman of the Company has a one-third ownership interest. The purchase price was less than current appraised value.

In February 1999, the Company entered into an agreement to sell its four specialty restaurants to an entity owned by the Company's Chairman and certain members of his family (see Note 15). In addition, the same entity became a franchisee of the Company by purchasing seven existing Applebee's restaurants from another franchisee.

15.   Subsequent Events

In February 1999, the Company entered into an agreement to sell its Rio Bravo Cantina concept, which is comprised of 66 restaurants, including 40 Company restaurants and 26 franchised restaurants. Under the terms of the agreement, the buyer will become the franchisor of the Rio Bravo Cantina system and will continue to operate the Company-owned restaurants. The buyer has agreed to provide a number of future operating alternatives for existing franchisees, including continued operation of franchise restaurants as Rio Bravo Cantinas or, in certain cases, conversion to the buyer's restaurant concept. The Company will receive $53 million in consideration ($47 million in cash at closing and a $6 million subordinated note). The buyer has also committed an additional $6 million available to partially fund the strategic alternatives offered to the current Rio Bravo Cantina franchisees. The Company also entered into a separate definitive agreement to sell its four specialty restaurants for $12 million in cash (see Note 14).

Both transactions are subject to customary third-party approvals. The two sale transactions and related expenses are expected to result in a loss on disposition of approximately $8,000,000 before income taxes (approximately $5,000,000 net of income taxes), which will be recognized in the first quarter of 1999. Total Company restaurant sales, franchise income and cost of Company restaurant sales for the fiscal year ended December 27, 1998 were $109,260,000, $2,054,000 and $99,395,000, respectively, for both the Rio Bravo Cantina and specialty restaurants.

16.   Quarterly Results of Operations (Unaudited)

The  following  presents  the  unaudited   consolidated   quarterly  results  of
operations for 1998 and 1997 (in thousands, except per share amounts).

                                                                                   1998
                                                      ---------------------------------------------------------------
                                                                           Fiscal Quarter Ended
                                                      ---------------------------------------------------------------
                                                       March 29,         June 28,       September 27,   December 27,
                                                          1998             1998             1998            1998
                                                      -------------    -------------    -------------   -------------
Revenues:
     Company restaurant sales.......................    $129,758         $149,829         $151,648        $149,605
     Franchise income...............................      16,845           16,580           17,002          16,295
                                                      -------------    -------------    -------------   -------------
        Total operating revenues....................     146,603          166,409          168,650         165,900
                                                      -------------    -------------    -------------   -------------
Cost of Company restaurant sales:
     Food and beverage..............................      35,368           40,917           41,680          41,455
     Labor..........................................      42,323           47,291           47,589          48,057
     Direct and occupancy...........................      33,219           37,191           38,301          37,982
     Pre-opening expense............................         481              527              912           1,173
                                                      -------------    -------------    -------------   -------------
        Total cost of Company restaurant sales......     111,391          125,926          128,482         128,667
                                                      -------------    -------------    -------------   -------------
General and administrative expenses.................      14,454           14,564           14,398          14,628
Amortization of intangible assets...................         875            1,546            1,546           1,571
Loss on disposition of restaurants and equipment....         458              213              187              94
                                                      -------------    -------------    -------------   -------------
Operating earnings..................................      19,425           24,160           24,037          20,940
                                                      -------------    -------------    -------------   -------------
Other income (expense):
     Investment income..............................         220              394              249             268
     Interest expense...............................        (751)          (3,298)          (2,853)         (3,020)
     Other income...................................         167              108              135             228
                                                      -------------    -------------    -------------   -------------
        Total other income (expense)................        (364)          (2,796)          (2,469)         (2,524)
                                                      -------------    -------------    -------------   -------------
Earnings before income taxes and
     extraordinary item.............................      19,061           21,364           21,568          18,416
Income taxes........................................       7,091            7,947            8,024           6,691
                                                      -------------    -------------    -------------   -------------
Earnings before extraordinary item..................      11,970           13,417           13,544          11,725
Extraordinary loss from early extinguishment
     of debt, net of income taxes...................         --              (641)             --              --
                                                      -------------    -------------    -------------   -------------
Net earnings........................................    $ 11,970         $ 12,776         $ 13,544        $ 11,725
                                                      =============    =============    =============   =============
Basic net earnings per common share:
     Basic earnings before extraordinary item.......    $   0.39         $   0.44         $   0.45        $   0.39
     Extraordinary item.............................         --             (0.02)             --              --
                                                      -------------    -------------    -------------   -------------
Basic net earnings per common share.................    $   0.39         $   0.42         $   0.45        $   0.39
                                                      =============    =============    =============   =============

Diluted net earnings per common share:
     Diluted earnings before extraordinary item.....    $   0.39         $   0.44         $   0.45        $   0.39
     Extraordinary item.............................         --             (0.02)             --              --
                                                      -------------    -------------    -------------   -------------
Diluted net earnings per common share...............    $   0.39         $   0.42         $   0.45        $   0.39
                                                      =============    =============    =============   =============

Basic weighted average shares outstanding...........      30,611           30,381           30,184          29,911
                                                      =============    =============    =============   =============
Diluted weighted average shares outstanding.........      30,734           30,522           30,278          29,976
                                                      =============    =============    =============   =============

                                                                                   1997
                                                      ---------------------------------------------------------------
                                                                           Fiscal Quarter Ended
                                                      ---------------------------------------------------------------
                                                        March 30,         June 29,      September 28,     December 28,
                                                          1997              1997            1997             1997
                                                      -------------    -------------    -------------   -------------
Revenues:
     Company restaurant sales.......................    $100,843         $114,775         $117,607        $118,948
     Franchise income...............................      15,409           15,917           16,260          16,061
                                                      -------------    -------------    -------------   -------------
        Total operating revenues....................     116,252          130,692          133,867         135,009
                                                      -------------    -------------    -------------   -------------
Cost of Company restaurant sales:
     Food and beverage..............................      27,721           31,661           32,228          32,859
     Labor..........................................      32,101           36,025           37,914          39,125
     Direct and occupancy...........................      26,022           28,419           28,884          30,871
     Pre-opening expense............................         510              902              864           1,385
                                                      -------------    -------------    -------------   -------------
        Total cost of Company restaurant sales......      86,354           97,007           99,890         104,240
                                                      -------------    -------------    -------------   -------------
General and administrative expenses.................      12,446           13,109           13,060          13,964
Amortization of intangible assets...................         568              857              913             920
Loss on disposition of restaurants and equipment....         233              251              262             463
                                                      -------------    -------------    -------------   -------------
Operating earnings..................................      16,651           19,468           19,742          15,422
                                                      -------------    -------------    -------------   -------------
Other income (expense):
     Investment income..............................         933              446              180             275
     Interest expense...............................        (359)            (473)            (407)           (466)
     Other income...................................         148               90               58              93
                                                      -------------    -------------    -------------   -------------
        Total other income (expense)................         722               63             (169)            (98)
                                                      -------------    -------------    -------------   -------------
Earnings before income taxes........................      17,373           19,531           19,573          15,324
Income taxes........................................       6,497            7,305            7,320           5,588
                                                      -------------    -------------    -------------   -------------
Net earnings........................................    $ 10,876         $ 12,226         $ 12,253        $  9,736
                                                      =============    =============    =============   =============

Basic net earnings per common share.................    $   0.35         $   0.39         $   0.39        $   0.31
                                                      =============    =============    =============   =============
Diluted net earnings per common share...............    $   0.34         $   0.39         $   0.39        $   0.31
                                                      =============    =============    =============   =============

Basic weighted average shares outstanding...........      31,310           31,370           31,444          31,478
                                                      =============    =============    =============   =============
Diluted weighted average shares outstanding.........      31,606           31,611           31,692          31,654
                                                      =============    =============    =============   =============

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

      10.6 Schedule of Applebee's Development and Franchise Agreements as of December 27, 1998.

      10.7 Form of Rio Bravo Cantina Development Agreement (incorporated by reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1996).

      10.8 Form of Rio Bravo Cantina Franchise Agreement (incorporated by reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1996).

      10.9       Schedule  of  Rio  Bravo  Cantina   Development  and  Franchise
                 Agreements as of December 27, 1998.

     10.10 Purchase Rights Agreement dated January 17, 1990 by and between Applebee's International, Inc. and Apple Star, Inc. (incorporated by reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 25, 1994).

     10.11 Credit Agreement dated as of March 30, 1998 (incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 1998).

     10.12 Asset Purchase Agreement dated December 23, 1997 by and among Applebee's International, Inc. and Apple South, Inc. (incorporated by reference to the Registrant's Current Report on Form 8-K dated December 23, 1997).

                 Management Contracts and Compensatory Plans or Arrangements

     10.13       1995 Equity Incentive Plan, as amended.

     10.14       Employee  Stock  Purchase  Plan  (incorporated  by reference to
                 Exhibit 10.14 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1997).

     10.15 Employment Agreement, dated January 1, 1996, with Abe J. Gustin, Jr. (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996) and First Amendment to Employment Agreement, dated December 31, 1997, with Abe J. Gustin, Jr. (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 1998).

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

     10.21       Schedule of parties to Indemnification Agreement.

     10.22 Previous Form of Change in Control Agreement (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 1998) and schedule of parties thereto.

     10.23 New Form of Change in Control Agreement and schedule of parties thereto.

        21       Subsidiaries of Applebee's International, Inc.

      23.1       Consent of Deloitte & Touche LLP.

        24       Power of Attorney (see page 32 of the Form 10-K).

        27       Financial Data Schedule.