Form 10-Q
period 1999-03-28
APPLEBEES INTERNATIONAL INC
filed 1999-04-29
CIK 853665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 28, 1999
                               -------------------------------------------------

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

The number of shares of the registrant's common stock outstanding as of April 23, 1999 was 29,437,896.

                         APPLEBEE'S INTERNATIONAL, INC.
                                    FORM 10-Q
                       FISCAL QUARTER ENDED MARCH 28, 1999
                                      INDEX


                                                                                                               Page

Part I              Financial Information

Item 1.             Consolidated Financial Statements:

                    Consolidated Balance Sheets as of March 28, 1999
                       and December 27, 1998................................................................      3

                    Consolidated Statements of Earnings for the 13 Weeks
                       Ended March 28, 1999 and March 29, 1998..............................................      4

                    Consolidated Statement of Stockholders' Equity for the
                       13 Weeks Ended March 28, 1999........................................................      5

                    Consolidated Statements of Cash Flows for the 13 Weeks
                       Ended March 28, 1999 and March 29, 1998 .............................................      6

                    Notes to Consolidated Financial Statements..............................................      8

Item 2.             Management's Discussion and Analysis of
                       Financial Condition and Results of Operations........................................     12



Part II             Other Information

Item 1.             Legal Proceedings.......................................................................     21

Item 6.             Exhibits and Reports on Form 8-K........................................................     21


Signatures .................................................................................................     22

Exhibit Index...............................................................................................     23


                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                  (dollars in thousands, except share amounts)


                                                                                        March 28,        December 27,
                                                                                          1999               1998
                                                                                      --------------     -------------
                                     ASSETS

Current assets:
     Cash and cash equivalents......................................................   $    1,069         $    1,767
     Short-term investments, at market value (amortized cost of $4,696 in 1999
        and $4,699 in 1998).........................................................        4,854              4,879
     Receivables (less allowance for bad debts of $1,939 in 1999 and $1,565 in 1998)       17,635             17,159
     Inventories....................................................................        6,549              6,709
     Prepaid and other current assets...............................................        7,837              4,395
     Assets held for sale...........................................................       65,695                 --
                                                                                      --------------     -------------
        Total current assets........................................................      103,639             34,909
Property and equipment, net.........................................................      298,078            364,058
Goodwill, net.......................................................................       96,617             99,599
Franchise interest and rights, net..................................................        3,832              3,959
Other assets........................................................................        8,395              8,379
                                                                                      --------------     -------------
                                                                                       $  510,561         $  510,904
                                                                                      ==============     =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt..............................................   $   32,697         $    1,666
     Accounts payable...............................................................       20,959             17,427
     Accrued expenses and other current liabilities.................................       40,999             44,114
     Accrued dividends..............................................................           --              2,659
     Accrued income taxes...........................................................        6,998                 85
                                                                                      --------------     -------------
        Total current liabilities...................................................      101,653             65,951
                                                                                      --------------     -------------
Non-current liabilities:
     Long-term debt - less current portion..........................................      107,066            145,522
     Franchise deposits.............................................................        2,139              2,139
     Deferred income taxes..........................................................        1,513              1,239
                                                                                      --------------     -------------
        Total non-current liabilities...............................................      110,718            148,900
                                                                                      --------------     -------------
        Total liabilities...........................................................      212,371            214,851
                                                                                      --------------     -------------
Commitments and contingencies (Note 4)
Stockholders' equity:
     Preferred stock - par value $0.01 per share:  authorized - 1,000,000 shares;
        no shares issued............................................................           --                 --
     Common stock - par value $0.01 per share:  authorized - 125,000,000 shares;
        issued - 32,152,178 shares in 1999 and 32,150,360 shares in 1998............          321                321
     Additional paid-in capital.....................................................      164,289            163,651
     Retained earnings..............................................................      189,385            182,010
     Unrealized gain on short-term investments, net of income taxes.................           99                113
                                                                                      --------------     -------------
                                                                                          354,094            346,095
     Treasury stock-2,799,996 shares in 1999 and 2,610,133 shares in 1998, at cost..      (55,904)           (50,042)
                                                                                      --------------     -------------
        Total stockholders' equity..................................................      298,190            296,053
                                                                                      --------------     -------------
                                                                                       $  510,561         $  510,904
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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                    (in thousands, except per share amounts)


                                                                                 13 Weeks Ended
                                                                         --------------------------------
                                                                          March 28,         March 29,
                                                                             1999              1998
                                                                         -------------     -------------
       Revenues:
            Company restaurant sales................................       $ 161,760         $ 129,758
            Franchise income........................................          17,540            16,845
                                                                         -------------     -------------
               Total operating revenues.............................         179,300           146,603
                                                                         -------------     -------------
       Cost of Company restaurant sales:
            Food and beverage.......................................          44,765            35,368
            Labor...................................................          51,786            42,323
            Direct and occupancy....................................          41,004            33,219
            Pre-opening expense.....................................             378               481
                                                                         -------------     -------------
               Total cost of Company restaurant sales...............         137,933           111,391
                                                                         -------------     -------------
       General and administrative expenses..........................          16,133            14,454
       Amortization of intangible assets............................           1,533               875
       Loss on disposition of restaurants and equipment.............           9,288               458
                                                                         -------------     -------------
       Operating earnings...........................................          14,413            19,425
                                                                         -------------     -------------
       Other income (expense):
            Investment income.......................................             180               220
            Interest expense........................................          (3,055)             (751)
            Other income............................................             168               167
                                                                         -------------     -------------
               Total other expense..................................          (2,707)             (364)
                                                                         -------------     -------------
       Earnings before income taxes.................................          11,706            19,061
       Income taxes.................................................           4,331             7,091
                                                                         -------------     -------------
       Net earnings.................................................       $   7,375         $  11,970
                                                                         =============     =============

       Basic net earnings per common share..........................       $    0.25         $    0.39
                                                                         =============     =============
       Diluted net earnings per common share........................       $    0.25         $    0.39
                                                                         =============     =============

       Basic weighted average shares outstanding....................          29,526            30,611
                                                                         =============     =============
       Diluted weighted average shares outstanding..................          29,648            30,734
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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                      (in thousands, except share amounts)



                                                                                        Unrealized
                                          Common Stock        Additional                  Gain on                   Total
                                    -------------------------   Paid-In     Retained    Short-Term    Treasury   Stockholders'
                                       Shares       Amount      Capital     Earnings    Investments    Stock        Equity
                                    -------------- ---------- ------------ ------------ ----------- ------------ -------------

Balance, December 27, 1998........   32,150,360      $ 321    $ 163,651    $ 182,010       $ 113    $  (50,042)   $ 296,053

   Purchases of treasury stock....         --          --          --            --           --        (5,968)      (5,968)
   Stock options exercised........         --          --           183          --           --            63          246
   Shares sold under employee stock
     purchase plan................         --          --           188          --           --            38          226
   Income tax benefit upon exercise
     of stock options.............         --          --           113          --           --           --           113
   Shares issued under 401(k) plan         --          --            31          --           --             5           36
   Restricted shares awarded under
     equity incentive plan........        1,818        --            38          --           --           --            38
   Unearned compensation relating
     to restricted shares.........         --          --            85          --           --           --            85
   Change in unrealized gain on
     short-term investments,
     net of income taxes..........         --          --          --           --           (14)         --            (14)
   Net earnings...................         --          --          --          7,375          --           --         7,375
                                    -------------- ---------- ------------ ------------ ----------- ------------ -------------

Balance, March 28, 1999...........   32,152,178      $ 321    $ 164,289    $ 189,385      $   99    $  (55,904)   $ 298,190
                                    ============== ========== ============ ============ =========== ============ =============






                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                                            13 Weeks Ended
                                                                                    --------------------------------
                                                                                      March 28,         March 29,
                                                                                        1999               1998
                                                                                    --------------     -------------
       CASH FLOWS FROM OPERATING ACTIVITIES:
            Net earnings.......................................................       $   7,375          $  11,970
            Adjustments to reconcile net earnings to net
               cash provided by operating activities:
               Depreciation and amortization...................................           7,639              6,466
               Amortization of intangible assets...............................           1,533                875
               Amortization of deferred financing costs........................             158                  4
               Gain on sale of investments.....................................              --                (25)
               Deferred income tax provision (benefit).........................             274               (528)
               Loss on disposition of restaurants and equipment................           9,288                458
            Changes in assets and liabilities:
               Receivables.....................................................            (646)              (874)
               Inventories.....................................................            (897)               275
               Prepaid and other current assets................................          (3,550)             1,481
               Accounts payable................................................           3,532             (3,568)
               Accrued expenses and other current liabilities..................          (5,089)             3,481
               Accrued income taxes............................................           6,913              2,771
               Franchise deposits..............................................              --                 44
               Other...........................................................            (626)              (415)
                                                                                    --------------     -------------
               NET CASH PROVIDED BY
                  OPERATING ACTIVITIES.........................................          25,904             22,415
                                                                                    --------------     -------------
       CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchases of short-term investments................................              --             (2,000)
            Maturities and sales of short-term investments.....................              --              6,512
            Purchases of property and equipment................................         (16,175)            (9,790)
            Proceeds from sale of restaurants and equipment....................              --                359
                                                                                    --------------     -------------
               NET CASH USED BY INVESTING ACTIVITIES...........................         (16,175)            (4,919)
                                                                                    --------------     -------------
       CASH FLOWS FROM FINANCING ACTIVITIES:
            Purchases of treasury stock........................................          (5,968)           (24,990)
            Dividends paid.....................................................          (2,659)            (2,518)
            Issuance of common stock upon exercise of stock options............             246                421
            Income tax benefit upon exercise of stock options..................             113                 53
            Shares sold under employee stock purchase plan.....................             226                209
            Proceeds from issuance of long-term debt...........................              --             17,500
            Payments on long-term debt.........................................          (2,385)            (2,261)
                                                                                    --------------     -------------
               NET CASH USED BY FINANCING ACTIVITIES...........................         (10,427)           (11,586)
                                                                                    --------------     -------------
       NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....................            (698)             5,910
       CASH AND CASH EQUIVALENTS, beginning of period..........................           1,767              8,908
                                                                                    --------------     -------------
       CASH AND CASH EQUIVALENTS, end of period................................       $   1,069          $  14,818
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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                   (Unaudited)
                                 (in thousands)


                                                                                           13 Weeks Ended
                                                                                 ------------------------------------
                                                                                    March 28,           March 29,
                                                                                      1999                1998
                                                                                 ----------------    ----------------

Supplemental disclosures of cash flow information:
     Cash paid during the 13 week period for:
       Income taxes........................................................         $       682         $     5,239
                                                                                 ================    ================
       Interest............................................................         $     3,041         $       358
                                                                                 ================    ================


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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Basis of Presentation

The consolidated financial statements of Applebee's International, Inc. and subsidiaries (the "Company") included in this Form 10-Q have been prepared without audit (except that the balance sheet information as of December 27, 1998 has been derived from consolidated financial statements which were audited) in accordance with the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 1998.

The Company believes that all adjustments, consisting only of normal recurring adjustments (except for the loss on disposition discussed in Note 3), necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2.    Acquisition

On March  30,  1998,  the  Company  acquired  the  operations  and  assets of 33 restaurants in the Virginia markets of Norfolk, Richmond, Roanoke and Charlottesville, from Apple South, Inc. ("Apple South"), now Avado Brands, Inc., referred to herein as the "Virginia Acquisition." The total purchase price was $94,749,000 and was paid in cash on March 30, 1998. See Note 4 for additional commitments and contingencies relating to the agreement with Apple South. The acquisition was accounted for as a purchase, and the results of operations of such restaurants have been reflected in the consolidated financial statements subsequent to the date of acquisition.

3.    Divestitures

In February 1999, the Company entered into an agreement to sell its Rio Bravo Cantina concept, which was comprised of 65 restaurants, including 40 Company restaurants and 25 franchised restaurants at the end of the first quarter. The sale was completed on April 12, 1999. The Company received $53 million in consideration ($47 million in cash at closing and a $6 million subordinated note). In February 1999, the Company also entered into a separate definitive agreement to sell its four specialty restaurants for $12 million in cash. This sale was completed on April 26, 1999. Total Company restaurant sales, franchise income and cost of Company restaurant sales for the quarter ended March 28, 1999 were $28,340,000, $27,000 and $25,629,000, respectively, for both the Rio Bravo Cantina and specialty restaurants.

The property and equipment and other assets attributable to these two sale transactions have been classified in the March 28, 1999 consolidated balance sheet as assets held for sale. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company recorded a loss on disposition of $9,000,000 ($5,670,000 net of income taxes) in the quarter ended March 28, 1999 to reflect the difference between the carrying value of the net assets to be disposed of and the estimated proceeds from the sale transactions. Depreciation and amortization on the long-lived assets to be disposed was discontinued in February 1999 in anticipation of the sale of these restaurants. The Company's bank credit agreement requires that the senior term loan be reduced by $31,000,000 upon the completion of the asset sales; accordingly, such amount has been classified as current portion of long-term debt in the March 28, 1999 consolidated balance sheet.

4.    Commitments and Contingencies

Litigation, claims and disputes: As of March 28, 1999, the Company was using assets owned by a former franchisee in the operation of one restaurant which remains under a purchase rights agreement that required the Company to make certain payments to the franchisee's lender. In 1991, a dispute arose between the lender and the Company over the amount of the payments due the lender under that agreement and as to whether the Company had agreed to guarantee the franchisee's debt. Based upon a then-current independent appraisal, the Company offered to settle the dispute and purchase the assets of the three then-existing restaurants for $1,000,000 in 1991. In November 1992, the lender was declared insolvent by the FDIC and has since been liquidated. The Company closed one of the three restaurants in 1994 and one of the two remaining restaurants in February 1996. In the fourth quarter of 1996, the Company received information indicating that the franchisee's indebtedness to the FDIC had been acquired by a third party. In June 1997, the third party filed a lawsuit against the Company seeking approximately $3,800,000. The Company believes it has meritorious defenses and will vigorously defend this lawsuit. In the event that the Company were to pay an amount determined to be in excess of the fair market value of the assets, the Company will recognize a loss at the time of such payment. The lawsuit is currently scheduled for trial in October 1999.

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

Franchise financing: The Company entered into an agreement in 1992 with a financing source to provide up to $75,000,000 of financing to Company franchisees to fund development of new franchise restaurants. The Company provided a limited guaranty of loans made under the agreement. The Company's maximum recourse obligation of 10% of the amount funded is reduced beginning in the second year of each long-term loan and thereafter decreases ratably to zero after the seventh year of each loan. At March 28, 1999, approximately $48,000,000 had been funded through this financing source, of which $13,000,000 was outstanding. This agreement expired on December 31, 1994 and was not renewed, although some loan commitments as of the termination date were thereafter funded through December 31, 1995.

Lease guaranties: In connection with the sale of restaurants to franchisees, the Company has, in certain cases, remained contingently liable for the remaining lease payments. As of March 28, 1999, the aggregate amount of these lease payments totaled approximately $16,100,000. The Company has been indemnified by the buyers from any losses related to such guaranties.

Severance agreements: The Company has severance and employment agreements with certain officers providing for severance payments to be made in the event the employee resigns or is terminated related to a change in control (as defined in the agreements). If the severance payments had been due as of March 28, 1999, the Company would have been required to make payments aggregating approximately $6,600,000. In addition, the Company has severance and employment agreements with certain officers which contain severance provisions not related to a change in control, and such provisions would have required aggregate payments of approximately $4,400,000 if such officers had been terminated as of March 28, 1999.

Apple South divestiture plan: As part of the agreement with Apple South relating to the Virginia Acquisition (see Note 2), Apple South agreed to use its best efforts to sell its other Applebee's restaurants as soon as practical, resulting in its exit as an Applebee's franchisee. As of April 23, 1999, Apple South had completed the sale of 251 of its restaurants (92% of its total), and there is a signed contract on the only remaining territory. To the extent any of the 23 remaining restaurants are not divested by Apple South by December 31, 1999, the Company has an option to purchase the remaining restaurants based on a predetermined formula. The Company and Apple South have committed to work together to identify and approve qualified franchise groups to acquire the remaining Apple South restaurants and to effect an efficient transition of ownership. To assist in this transition, the Company has agreed to provide the availability of guarantees of up to 10% of the borrowings of qualified franchise groups, up to a maximum of $10,000,000 in the aggregate. To date, the Company has provided a guarantee to one franchise group totaling $1,000,000. Two principals of the franchise group are related to a director and officer of the Company. The guarantee is reduced by the amount of principal payments and will terminate after the franchise group repays $1,000,000 of its borrowings. As of March 28, 1999, the franchise group had repaid $783,000 of such borrowings.

5.  Earnings Per Share

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

                                                                               13 Weeks Ended
                                                                ----------------------------------------------
                                                                      March 28,               March 29,
                                                                        1999                    1998
                                                                ---------------------- -----------------------

      Net earnings............................................      $      7,375            $     11,970
                                                                ======================  ======================

      Basic weighted average shares outstanding...............            29,526                  30,611
      Dilutive effect of stock options........................               122                     123
                                                                ----------------------  ----------------------
      Diluted weighted average shares outstanding.............            29,648                  30,734
                                                                ======================  ======================

      Basic net earnings per common share.....................      $       0.25            $       0.39
                                                                ======================  ======================
      Diluted net earnings per common share...................      $       0.25            $       0.39
                                                                ======================  ======================


6.  New Accounting Pronouncement

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

The Company operates on a 52 or 53 week fiscal year ending on the last Sunday in December. The Company's fiscal quarters ended March 28, 1999 and March 29, 1998 each contained 13 weeks, and are referred to hereafter as the "1999 quarter" and the "1998 quarter," respectively.

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

In February 1999, the Company entered into an agreement to sell its Rio Bravo Cantina concept, which was comprised of 66 restaurants, including 40 Company restaurants and 26 franchised restaurants. The sale was completed on April 12, 1999. The Company received $53 million in consideration ($47 million in cash at closing and a $6 million subordinated note). In February 1999, the Company also entered into a separate definitive agreement to sell its four specialty restaurants for $12 million in cash. This sale was completed on April 26, 1999. The two sale transactions and related expenses resulted in a loss on disposition of $9,000,000 before income taxes ($5,670,000 net of income taxes), which was recorded in the 1999 quarter. Total Company restaurant sales, franchise income and cost of Company restaurant sales for the 1999 quarter were $28,340,000, $27,000 and $25,629,000, respectively, for both the Rio Bravo Cantina and specialty restaurants.

Results of Operations

The following table sets forth, for the periods indicated, information derived from the Company's consolidated statements of earnings expressed as a percentage of total operating revenues, except where otherwise noted.
Percentages may not add due to rounding.


                                                                                    13 Weeks Ended
                                                                           ----------------------------------
                                                                             March 28,         March 29,
                                                                                1999              1998
                                                                           ---------------   ---------------
        Revenues:
             Company restaurant sales....................................         90.2%             88.5%
             Franchise income............................................          9.8              11.5
                                                                           ---------------   ---------------
                Total operating revenues.................................        100.0%            100.0%
                                                                           ===============   ===============
        Cost of sales (as a percentage of Company restaurant sales):
             Food and beverage...........................................         27.7%             27.3%
             Labor.......................................................         32.0              32.6
             Direct and occupancy........................................         25.3              25.6
             Pre-opening expense.........................................          0.2               0.4
                                                                           ---------------   ---------------
                Total cost of sales......................................         85.3%             85.8%
                                                                           ===============   ===============

        General and administrative expenses..............................          9.0%              9.9%
        Amortization of intangible assets................................          0.9               0.6
        Loss on disposition of restaurants and equipment.................          5.2               0.3
                                                                           ---------------   ---------------
        Operating earnings...............................................          8.0              13.3
                                                                           ---------------   ---------------
        Other income (expense):
             Investment income...........................................          0.1               0.2
             Interest expense............................................         (1.7)             (0.5)
             Other income................................................          0.1               0.1
                                                                           ---------------   ---------------
                Total other expense......................................         (1.5)             (0.2)
                                                                           ---------------   ---------------
        Earnings before income taxes.....................................          6.5              13.0
        Income taxes.....................................................          2.4               4.8
                                                                           ---------------   ---------------
        Net earnings.....................................................          4.1%              8.2%
                                                                           ===============   ===============

The following table sets forth certain unaudited financial information and other restaurant data relating to Company and franchise restaurants, as reported to the Company by franchisees.

                                                                                        13 Weeks Ended
                                                                           -----------------------------------------
                                                                             March 28,              March 29,
                                                                                1999                   1998
                                                                          -------------------    -------------------
   Number of restaurants:
   Applebee's:
        Company(1):
            Beginning of period........................................               247                    190
            Restaurant openings........................................                 7                      5
            Restaurant closings........................................               --                     --
                                                                          -------------------    -------------------
            End of period..............................................               254                    195
                                                                          -------------------    -------------------
        Franchise:
            Beginning of period........................................               817                    770
            Restaurant openings........................................                20                     15
            Restaurant closings........................................               --                      (1)
                                                                          -------------------    -------------------
            End of period..............................................               837                    784
                                                                          -------------------    -------------------
        Total Applebee's:
            Beginning of period........................................             1,064                    960
            Restaurant openings........................................                27                     20
            Restaurant closings........................................               --                      (1)
                                                                          -------------------    -------------------
            End of period..............................................             1,091                    979
                                                                          ===================    ===================

   Rio Bravo Cantinas:
        Company:
            Beginning of period........................................                40                     31
            Restaurant openings........................................               --                       1
                                                                          -------------------    -------------------
            End of period..............................................                40                     32
                                                                          -------------------    -------------------
        Franchise:
            Beginning of period........................................                26                     24
            Restaurant openings........................................               --                       2
            Restaurant closings........................................                (1)                   --
                                                                          -------------------    -------------------
            End of period..............................................                25                     26
                                                                          -------------------    -------------------
        Total Rio Bravo Cantinas:
            Beginning of period........................................                66                     55
            Restaurant openings........................................               --                       3
            Restaurant closings........................................                (1)                   --
                                                                          -------------------    -------------------
            End of period..............................................                65                     58
                                                                          ===================    ===================

   Specialty Restaurants...............................................                 4                      4
                                                                          ===================    ===================

   Total number of restaurants:
            Beginning of period........................................             1,134                  1,019
            Restaurant openings........................................                27                     23
            Restaurant closings........................................                (1)                    (1)
                                                                          -------------------    -------------------
            End of period..............................................             1,160                  1,041
                                                                          ===================    ===================




                                                                                        13 Weeks Ended
                                                                           -----------------------------------------
                                                                               March 28,              March 29,
                                                                                  1999                   1998
                                                                          -------------------    -------------------
   Weighted average weekly sales per restaurant:
        Applebee's:
            Company(1).................................................     $        40,889        $        41,318
            Franchise..................................................     $        39,916        $        39,815
            Total Applebee's...........................................     $        40,142        $        40,115
       Rio Bravo Cantinas:
            Company(2).................................................     $        47,373        $        55,717
            Franchise..................................................     $        36,547        $        42,606
            Total Rio Bravo Cantinas...................................     $        43,097        $        49,759
   Change in comparable restaurant sales:(3)
       Applebee's:
            Company(1).................................................                 1.3 %                 (0.7)%
            Franchise..................................................                 0.4 %                 (0.2)%
            Total Applebee's...........................................                 0.6 %                 (0.3)%
        Rio Bravo Cantinas (Company)...................................               (10.0)%                 (3.4)%
   Total system sales (in thousands):
        Applebee's.....................................................      $      562,751         $      504,681
        Rio Bravo Cantinas.............................................              36,771                 36,638
        Specialty restaurants..........................................               3,666                  3,637
                                                                          -------------------    -------------------
            Total system sales.........................................      $      603,188         $      544,956
                                                                          ===================    ===================





--------
(1) Includes one Texas restaurant operated by the Company under a management agreement since July 1990.
(2) Excludes one  restaurant  which is open for dinner only.
(3) When computing comparable restaurant sales, restaurants open or at least 18 months are compared from period to period.

Company Restaurant Sales. Company restaurant sales for the 1999 and 1998 quarters were as follows (in thousands):

                                                                    13 Weeks Ended
                                                 ----------------------------------------------------
                                                     March 28,          March 29,
                                                       1999                1998           Increase
                                                 -----------------  -----------------  --------------
         Applebee's........................        $    133,420       $    103,501       $   29,919
         Rio Bravo Cantinas................              24,674             22,620            2,054
         Specialty restaurants.............               3,666              3,637               29
                                                 -----------------  -----------------  --------------
              Total........................        $    161,760       $    129,758       $   32,002
                                                 =================  =================  ==============

Total Company restaurant sales increased 25% in the 1999 quarter. Sales in the 1999 quarter increased 29% for Applebee's restaurants and 9% for Rio Bravo Cantina restaurants due primarily to Company restaurant openings and sales from the 33 Virginia restaurants acquired in March 1998. Comparable restaurant sales at Company Applebee's restaurants increased by 1.3% in the 1999 quarter.
Weighted average weekly sales at Company Applebee's restaurants decreased 1.0% from $41,318 in the 1998 quarter to $40,889 in the 1999 quarter. Comparable restaurant sales for Company Rio Bravo Cantina restaurants decreased 10.0% in the 1999 quarter. Weighted average weekly sales for Company Rio Bravo Cantina restaurants (excluding one restaurant that is open for dinner only) decreased from $55,717 in the 1998 quarter to $47,373 in the 1999 quarter.

Franchise  Income.   Overall  franchise  income  increased  $695,000  (4%)  from
$16,845,000  in the  1998  quarter  to  $17,540,000  in the 1999  quarter.  This increase was due primarily to the increased number of franchise Applebee's restaurants operating during the 1999 quarter as compared to the 1998 quarter and was partially offset by a decrease in royalties as a result of the Virginia Acquisition in the second quarter of 1998 and the waiver of royalties related to the Rio Bravo Cantina restaurants in the 1999 quarter.

Cost of Company Restaurant Sales. Food and beverage costs increased from 27.3% in the 1998 quarter to 27.7% in the 1999 quarter, due primarily to the higher usage of beef relating to Applebee's menu promotions during the 1999 quarter. In addition, beverage sales, as a percentage of Company restaurant sales, declined from 17.2% in the 1998 quarter to 16.1% in the 1999 quarter, which had a negative impact on overall food and beverage costs, as a percentage of Company restaurant sales. Management believes that the reduction in beverage sales is due in part to the continuation of the overall trend toward increased awareness of responsible alcohol consumption.

Labor costs decreased from 32.6% in the 1998 quarter to 32.0% in the 1999 quarter. This decrease was due primarily to lower labor costs in the Virginia restaurants and a decrease in group medical costs due to favorable claims experience. In addition, labor costs in the 1998 quarter were adversely impacted by the implementation of the company's food and menu enhancement initiative in its Applebee's restaurants. These decreases were partially offset by continued pressure on both hourly labor and management costs as a result of increases in the minimum wage, as well as the highly competitive nature of the restaurant industry, and higher labor costs experienced at the Rio Bravo Cantina restaurants due to the significant decline in sales volumes in the 1999 quarter.

Direct and occupancy costs decreased from 25.6% in the 1998 quarter to 25.3% in the 1999 quarter due primarily to a decrease in rent expense, as a percentage of sales, due to a higher proportion of owned properties resulting from the Virginia Acquisition. These decreases were offset by increased levels of advertising expenditures. In addition, depreciation expense, as a percentage of sales, decreased as the Company discontinued depreciation of the Rio Bravo Cantina and specialty restaurants at the time the agreement to sell the restaurants was reached in February 1999.

General and Administrative Expenses. General and administrative expenses decreased in the 1999 quarter to 9.0% from 9.9% in the 1998 quarter, due primarily to the absorption of general and administrative expenses over a larger revenue base, as well as the additional leverage resulting from the Virginia Acquisition. General and administrative expenses increased by $1,679,000 (12%) during the 1999 quarter compared to the 1998 quarter due primarily to the costs of additional personnel associated with the Company's development efforts and system-wide expansion.

Amortization of Intangible Assets. Amortization of intangible assets increased in the 1998 quarter as a result of the amortization of goodwill related to the Virginia Acquisition.

Loss on Disposition of Restaurants and Equipment. Loss on disposition of restaurants and equipment increased from $458,000 in the 1998 quarter to $9,288,000 in the 1999 quarter due primarily to a loss on the disposition of the Rio Bravo Cantina and specialty restaurants of $9,000,000 which was recorded in the 1999 quarter.

Interest Expense. Interest expense increased in the 1999 quarter as a result of interest associated with borrowings under the Company's $225,000,000 credit facilities and capitalized leases related to the Virginia Acquisition.

Income Taxes. The effective income tax rate, as a percentage of earnings before income taxes, was 37.0% in the 1999 quarter compared to 37.2% in the 1998 quarter. The decrease in the Company's effective tax rate in the 1999 quarter was due primarily to an increase in credits resulting from FICA taxes on tips.

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

Capital expenditures were $77,665,000 in fiscal year 1998 (excluding $101,749,000 related to the Virginia Acquisition, including acquisition costs) and $16,175,000 in the 1999 quarter. The Company currently expects to open 28 Applebee's restaurants in 1999. Capital expenditures are expected to total between $60,000,000 and $65,000,000 for fiscal 1999 primarily for the development of new restaurants, refurbishments of and capital replacements for existing restaurants, and enhancements to information systems. The decrease in capital expenditures in fiscal 1999 is a result of a reduction in the number of Company Applebee's restaurants to be opened in 1999 and the divestiture of the Rio Bravo Cantina restaurants. The amount of actual capital expenditures will be dependent upon, among other things, the proportion of leased versus owned properties as the Company expects to continue to purchase a portion of its sites. In addition, if the Company opens more restaurants than it currently anticipates or acquires additional restaurants, its capital requirements will increase accordingly.

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

During 1998, the Company repurchased 2,431,000 shares of its common stock at an aggregate cost of $49,332,000. In February 1999, the Company's Board of Directors approved plans to repurchase up to an additional $100,000,000 of the Company's common stock over a two-year period, subject to market conditions. During the 1999 quarter, the Company repurchased 225,000 shares of its common stock at an aggregate cost of $5,968,000.

As of March 28, 1999, the Company held liquid assets totaling $5,923,000, consisting of cash and cash equivalents of $1,069,000 and short-term investments of $4,854,000. Working capital increased from a deficit of $31,042,000 at December 27, 1998 to a surplus of $1,986,000 due primarily to the reclassification of the property and equipment relating to the Rio Bravo Cantina and specialty restaurants as "assets held for sale," a current asset. In addition, the Company's bank credit agreement requires that the senior term loan be reduced by $31,000,000 upon the completion of the asset sales; accordingly, such amount has been classified as current portion of long-term debt in the March 28, 1999 consolidated balance sheet. As of March 28, 1999, $10,000,000 was outstanding under the $100,000,000 working capital facility, and standby letters of credit totaling $3,417,000 were outstanding under the $5,000,000 letter of credit facility.

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

The Company believes that its significant systems are generally Year 2000 compliant, and the costs associated with such compliance have not had, and will not have, a material impact on the Company's results of operations. This assumes that the Company will not incur significant Year 2000-related costs on behalf of its suppliers, franchisees or other third parties. The estimated total cost of the Company's Year 2000 efforts is approximately $1,300,000. The total amount expended through fiscal year 1998 was approximately $200,000, and the estimated costs to be incurred in fiscal year 1999 are approximately $1,100,000. These amounts include the costs of external consultants, the purchase of software and hardware, and the compensation of internal employees working on Year 2000 projects. All estimated costs have been budgeted and are expected to be funded by cash flows from operations.

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

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

On March 30, 1998, the Company entered into a bank credit agreement that provides for $225,000,000 in senior secured credit facilities, consisting of an eight-year senior secured term loan of $125,000,000 and a five-year secured working capital facility of $100,000,000. The senior term loan bears interest at either the bank's prime rate plus 1.25% or LIBOR plus 2.25%, at the Company's option. The working capital facility bears interest at either the bank's prime rate plus 0.125% or LIBOR plus 1.125%, at the Company's option. The interest rate on the working capital facility is subject to change based upon the Company's leverage ratio.

In connection with the senior term loan, the Company has entered into interest rate swap agreements to manage its exposure to interest rate fluctuations. The agreements were effective beginning May 1, 1998, and have maturity dates ranging from four to seven years for an aggregate notional amount of $100,000,000 for three-month LIBOR rates ranging from 5.91% to 6.05%.

As of March 28, 1999, the total amount of debt subject to interest rate fluctuations was $34,375,000 ($24,375,000 under the term loan and $10,000,000 under the revolving credit facility). A 1% change in interest rates would result in an increase or decrease in interest expense of $344,000 per year.


                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

As of March 28, 1999, the Company was using assets owned by a former franchisee in the operation of one restaurant which remains under a purchase rights agreement that required the Company to make certain payments to the franchisee's lender. In 1991, a dispute arose between the lender and the Company over the amount of the payments due the lender under that agreement and as to whether the Company had agreed to guarantee the franchisee's debt. Based upon a then current independent appraisal, the Company offered to settle the dispute and purchase the assets of the three then existing restaurants for $1,000,000 in 1991. In November 1992, the lender was declared insolvent by the FDIC and has since been liquidated. The Company closed one of the three restaurants in 1994 and one of the two remaining restaurants in February 1996. In the fourth quarter of 1996, the Company received information indicating that the franchisee's indebtedness to the FDIC had been acquired by a third party. In June 1997, the third party filed a lawsuit against the Company seeking approximately $3,800,000. The Company believes it has meritorious defenses and will vigorously defend this lawsuit. In the event that the Company were to pay an amount determined to be in excess of the fair market value of the assets, the Company will recognize a loss at the time of such payment. The lawsuit is currently scheduled for trial in October 1999.

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

(b) The Company filed a report on Form 8-K on February 10, 1999 announcing that it had entered into definitive agreements to sell the Rio Bravo Cantina concept and four specialty restaurants.

(c) The Company filed a report on Form 8-K on February 10, 1999 in accordance with the Private Securities Litigation Reform Act of 1995 as it relates to a safe harbor for companies making forward-looking statements. The factors listed in the report are important factors that could cause actual results to differ materially from those projected in forward-looking statements made by the Company.

(d) The Company filed a report on Form 8-K on February 23, 1999 outlining its new strategic business plans, development plans, and a $100 million stock buyback program.

(e) The Company filed a report on Form 8-K on February 23, 1999 in accordance with the Private Securities Litigation Reform Act of 1995 as it relates to a safe harbor for companies making forward-looking statements. The factors listed in the report are important factors that could cause actual results to differ materially from those projected in forward-looking statements made by the Company.



                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      APPLEBEE'S INTERNATIONAL, INC.
                                      (Registrant)



Date:    April 28, 1999               By:  /s/    Lloyd L. Hill
         -----------------------          ----------------------------
                                          Lloyd L. Hill
                                          Chief Executive Officer, President and
                                          Chief Operating Officer

Date:    April 28, 1999               By:  /s/    George D. Shadid
         -----------------------          --------------------------------------
                                          George D. Shadid
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (principal financial officer)

Date:    April 28, 1999               By:  /s/    Mark A. Peterson
         -----------------------          -------------------------------------
                                          Mark A. Peterson
                                          Vice President and Controller
                                          (principal accounting officer)

                         APPLEBEE'S INTERNATIONAL, INC.
                                  EXHIBIT INDEX



  Exhibit
   Number                           Description of Exhibit
------------- ------------------------------------------------------------------


      10.1    Asset  Purchase  Agreement  dated  February  10, 1999 by and among
              Applebee's International, Inc., Rio Bravo International, Inc., Innovative Restaurant Concepts, Inc., IRC Kansas, Inc., Applebee's of Michigan, Inc., Rio Bravo Services, Inc., Chevys Holdings, Inc., Chevys, Inc. and Rio Bravo Acquisitions, Inc.

      10.2 Asset Purchase Agreement dated February 8, 1999 by and among Rio Bravo International, Inc., Innovative Restaurant Concepts, Inc., Summit Restaurants, Inc. and Specialty Restaurant Development, L.L.C.

        27    Financial Data Schedule.