Form 10-Q
period 1999-06-27
APPLEBEES INTERNATIONAL INC
filed 1999-07-29
CIK 853665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 27, 1999
                              --------------------------------------------------
                                       OR

[    ]   TRANSITION  REPORT  PURSUANT TO  SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                        to
                              -----------------------    -----------------------
Commission File Number:    000-17962


                         Applebee's International, Inc.
              ----------------------------------------------------
              (Exact name of registrant as specified in its charter)

            Delaware                                  43-1461763
  -----------------------------             -------------------------------
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
The number of shares of the registrant's common stock outstanding as of July 23, 1999 was 28,527,555.

                         APPLEBEE'S INTERNATIONAL, INC.
                                    FORM 10-Q
                       FISCAL QUARTER ENDED JUNE 27, 1999
                                      INDEX


                                                                                                                Page

Part I              Financial Information

Item 1.             Consolidated Financial Statements:

                    Consolidated Balance Sheets as of June 27, 1999
                       and December 27, 1998................................................................      3

                    Consolidated Statements of Earnings for the 13 Weeks and 26 Weeks
                       Ended June 27, 1999 and June 28, 1998................................................      4

                    Consolidated Statement of Stockholders' Equity for the
                       26 Weeks Ended June 27, 1999.........................................................      5

                    Consolidated Statements of Cash Flows for the 26 Weeks
                       Ended June 27, 1999 and June 28, 1998................................................      6

                    Notes to Consolidated Financial Statements..............................................      8

Item 2.             Management's Discussion and Analysis of
                       Financial Condition and Results of Operations........................................     11



Part II             Other Information

Item 1.             Legal Proceedings.......................................................................     21

Item 4.             Submission of Matters to a Vote of Security Holders.....................................     21

Item 6.             Exhibits and Reports on Form 8-K........................................................     22


Signatures .................................................................................................     23

Exhibit Index...............................................................................................     24



                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      (in thousands, except share amounts)


                                                                                         June 27,         December 27,
                                                                                           1999               1998
                                                                                      --------------     -------------
                                     ASSETS

Current assets:
     Cash and cash equivalents......................................................   $    1,962         $   1,767
     Short-term investments, at market value (amortized cost of $4,432 in 1999
        and $4,699 in 1998).........................................................        4,563             4,879
     Receivables (less allowance for bad debts of $1,949 in 1999 and $1,565 in 1998)       17,790            17,159
     Inventories....................................................................        7,169             6,709
     Prepaid and other current assets...............................................        4,523             4,395
                                                                                      --------------     -------------
        Total current assets........................................................       36,007            34,909
Property and equipment, net.........................................................      303,910           364,058
Goodwill, net.......................................................................       95,230            99,599
Franchise interest and rights, net..................................................        3,704             3,959
Other assets........................................................................       14,960             8,379
                                                                                      --------------     -------------
                                                                                       $  453,811         $ 510,904
                                                                                      ==============     =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt..............................................   $    2,539         $   1,666
     Accounts payable...............................................................       21,514            17,427
     Accrued expenses and other current liabilities.................................       38,867            44,114
     Accrued dividends..............................................................           --             2,659
     Accrued income taxes...........................................................        1,908                85
                                                                                      --------------     -------------
        Total current liabilities...................................................       64,828            65,951
                                                                                      --------------     -------------
Non-current liabilities:
     Long-term debt - less current portion..........................................       99,765           145,522
     Franchise deposits.............................................................        2,035             2,139
     Deferred income taxes..........................................................          969             1,239
                                                                                      --------------     -------------
        Total non-current liabilities...............................................      102,769           148,900
                                                                                      --------------     -------------
        Total liabilities...........................................................      167,597           214,851
                                                                                      --------------     -------------
Commitments and contingencies (Note 4)
Stockholders' equity:
     Preferred stock - par value $0.01 per share:  authorized - 1,000,000 shares;
        no shares issued............................................................          --                 --
     Common stock - par value $0.01 per share:  authorized - 125,000,000 shares;
        issued 32,154,678 shares in 1999 and 32,150,360 shares in 1998..............          321               321
     Additional paid-in capital.....................................................      167,135           163,651
     Retained earnings..............................................................      204,251           182,010
     Unrealized gain on short-term investments, net of income taxes.................           83               113
                                                                                      --------------     -------------
                                                                                          371,790           346,095
     Treasury stock 3,683,630 shares in 1999 and 2,610,133 shares in 1998, at cost..      (85,576)          (50,042)
                                                                                      --------------     -------------
        Total stockholders' equity..................................................      286,214           296,053
                                                                                      --------------     -------------
                                                                                       $  453,811         $ 510,904
                                                                                      ==============     =============

                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                             13 Weeks Ended                 26 Weeks Ended
                                                       ---------------------------    ---------------------------
                                                        June 27,        June 28,       June 27,        June 28,
                                                          1999            1998           1999            1998
                                                       -----------     -----------    ------------    -----------
Revenues:
     Company restaurant sales....................      $ 145,832       $ 149,829      $  307,592      $  279,587
     Franchise income............................         18,151          16,580          35,691          33,425
                                                       -----------     -----------    ------------    -----------
        Total operating revenues.................        163,983         166,409         343,283         313,012
                                                       -----------     -----------    ------------    -----------
Cost of Company restaurant sales:
     Food and beverage...........................         39,776          40,917          84,541          76,285
     Labor.......................................         45,773          47,291          97,559          89,614
     Direct and occupancy........................         36,124          37,191          77,128          70,410
     Pre-opening expense.........................            240             527             618           1,008
                                                       -----------     -----------    ------------    -----------
        Total cost of Company restaurant sales...        121,913         125,926         259,846         237,317
                                                       -----------     -----------    ------------    -----------
General and administrative expenses..............         14,484          14,564          30,617          29,018
Amortization of intangible assets................          1,518           1,546           3,051           2,421
Loss on disposition of restaurants and equipment.            215             213           9,503             671
                                                       -----------     -----------    ------------    -----------
Operating earnings...............................         25,853          24,160          40,266          43,585
                                                       -----------     -----------    ------------    -----------
Other income (expense):
     Investment income...........................            430             394             610             614
     Interest expense............................         (2,522)         (3,298)         (5,577)         (4,049)
     Other income (expense)......................           (164)            108               4             275
                                                       -----------     -----------    ------------    -----------
        Total other expense......................         (2,256)         (2,796)         (4,963)         (3,160)
                                                       -----------     -----------    ------------    -----------
Earnings before income taxes and
     extraordinary item..........................         23,597          21,364          35,303          40,425
Income taxes.....................................          8,731           7,947          13,062          15,038
                                                       -----------     -----------    ------------    -----------
Earnings before extraordinary item...............         14,866          13,417          22,241          25,387
Extraordinary loss from early extinguishment
     of debt, net of income taxes................            --             (641)            --             (641)
                                                       -----------     -----------    ------------    -----------
Net earnings.....................................      $  14,866       $  12,776      $   22,241      $   24,746
                                                       ===========     ===========    ============    ===========

Basic earnings per common share:
     Basic earnings before extraordinary item....      $    0.51       $    0.44      $     0.76      $     0.83
     Extraordinary item..........................            --            (0.02)            --            (0.02)
                                                       -----------     -----------    ------------    -----------
Basic net earnings per common share..............      $    0.51       $    0.42      $     0.76      $     0.81
                                                       ===========     ===========    ============    ===========

Diluted earnings per common share:
     Diluted earnings before extraordinary item..      $    0.51       $    0.44       $    0.76      $     0.83
     Extraordinary item..........................            --            (0.02)             --           (0.02)
                                                       -----------     -----------    ------------    -----------
Diluted net earnings per common share............      $    0.51       $    0.42       $    0.76      $     0.81
                                                       ===========     ===========    ============    ===========

Basic weighted average shares outstanding........         29,070         30,381           29,298          30,496
                                                       ===========     ===========    ============    ===========
Diluted weighted average shares outstanding......         29,245         30,522           29,451          30,630
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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                      (in thousands, except share amounts)



                                                                                         Unrealized
                                          Common Stock         Additional                 Gain on                       Total
                                    ------------------------    Paid-In     Retained     Short-Term     Treasury    Stockholders'
                                       Shares       Amount       Capital    Earnings     Investments      Stock        Equity
                                    ------------  ----------  -----------  -----------  -------------  -----------  -------------


Balance, December 27, 1998........   32,150,360    $   321     $ 163,651    $ 182,010     $     113     $(50,042)     $ 296,053

   Purchases of treasury stock....         --          --            --          --              --      (36,895)       (36,895)
   Stock options exercised........         --          --          2,081         --              --        1,281          3,362
   Shares sold under employee
     stock purchase plan..........         --          --            383         --              --           75            458
   Income tax benefit upon
     exercise of stock options....         --          --            673         --              --           --            673
   Shares issued under 401(k)
     plan.........................         --          --             31         --              --            5             36
   Restricted shares awarded under
     equity incentive plan........        4,318        --             63         --              --           --             63
   Unearned compensation relating
     to restricted shares.........         --          --            253         --              --           --            253
   Change in unrealized gain on
     short-term investments,
     net of income taxes..........         --          --            --          --             (30)          --            (30)
   Net earnings...................         --          --            --        22,241            --           --         22,241
                                    ------------  ----------  -----------  -----------  -------------  -----------  -------------

Balance, June 27, 1999............   32,154,678    $   321     $ 167,135    $ 204,251     $      83     $(85,576)     $ 286,214
                                    ============  ==========  ===========  ===========  =============  ===========  =============






                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                                           26 Weeks Ended
                                                                                   --------------------------------
                                                                                     June 27,          June 28,
                                                                                       1999              1998
                                                                                   -------------     --------------
       CASH FLOWS FROM OPERATING ACTIVITIES:
            Net earnings......................................................       $  22,241         $  24,746
            Adjustments to reconcile net earnings to net
               cash provided by operating activities:
               Depreciation and amortization..................................          14,673            13,457
               Amortization of intangible assets..............................           3,051             2,421
               Amortization of deferred financing costs.......................             172               162
               Gain on sale of investments....................................              --               (24)
               Deferred income tax provision (benefit)........................            (270)             (651)
               Loss on disposition of restaurants and equipment...............           9,503               671
            Changes in assets and liabilities (exclusive of effects of acquisitions or ..............................................
       divestitures):
               Receivables....................................................            (801)           (1,223)
               Inventories....................................................          (1,517)              252
               Prepaid and other current assets...............................            (226)              846
               Accounts payable...............................................           4,087                44
               Accrued expenses and other current liabilities.................          (7,207)            9,665
               Accrued income taxes...........................................           1,823            (5,011)
               Franchise deposits.............................................            (104)               76
               Other..........................................................            (243)              377
                                                                                   -------------     --------------
               NET CASH PROVIDED BY OPERATING ACTIVITIES......................          45,182            45,808
                                                                                   -------------     --------------
       CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchases of short-term investments...............................              --           (22,834)
            Maturities and sales of short-term investments....................             250            27,345
            Purchases of property and equipment...............................         (29,335)          (29,082)
            Acquisitions of restaurants, including acquisition costs..........              --          (101,749)
            Proceeds from sale of restaurants and equipment...................          59,015            10,212
                                                                                   -------------     --------------
               NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES...............          29,930          (116,108)
                                                                                   -------------     --------------
       CASH FLOWS FROM FINANCING ACTIVITIES:
            Purchases of treasury stock.......................................         (36,895)          (31,589)
            Dividends paid....................................................          (2,659)           (2,518)
            Issuance of common stock upon exercise of stock options...........           3,362             3,234
            Income tax benefit upon exercise of stock options.................             673               937
            Shares sold under employee stock purchase plan....................             458               395
            Proceeds from issuance of long-term debt..........................              --           157,825
            Deferred financing costs relating to issuance of long-term debt...              --            (4,000)
            Payments on long-term debt........................................         (39,856)          (54,924)
                                                                                   -------------     --------------
               NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES...............         (74,917)           69,360
                                                                                   -------------     --------------
       NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...................             195              (940)
       CASH AND CASH EQUIVALENTS, beginning of period.........................           1,767             8,908
                                                                                   -------------     --------------
       CASH AND CASH EQUIVALENTS, end of period...............................       $   1,962         $   7,968
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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                   (Unaudited)
                                 (in thousands)


                                                                                           26 Weeks Ended
                                                                                 ------------------------------------
                                                                                    June 27,            June 28,
                                                                                      1999                1998
                                                                                 ----------------    ----------------

Supplemental disclosures of cash flow information:
     Cash paid during the 26 week period for:
       Income taxes........................................................         $    11,274         $    19,569
                                                                                 ================    ================
       Interest............................................................         $     5,875         $     2,859
                                                                                 ================    ================


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Capitalized leases of $5,052,000 were recorded in April 1998 when the Company acquired the operations and assets of 33 franchise restaurants.

The Company received a $6,000,000 subordinated note in connection with the sale of the Rio Bravo Cantina restaurants in April 1999 (see Note 3) which is due in April 2009.


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

In February 1999, the Company entered into an agreement to sell its Rio Bravo Cantina concept, which was comprised of 65 restaurants, including 40 Company restaurants and 25 franchised restaurants. The sale was completed on April 12, 1999. The Company received $53 million in consideration ($47 million in cash at closing and a $6 million long-term subordinated note). In February 1999, the Company also entered into a separate definitive agreement to sell its four specialty restaurants for $12 million in cash. This sale was completed on April 26, 1999. Total Company restaurant sales, franchise income and cost of Company restaurant sales for the 1999 period prior to divestiture were $33,444,000, $26,000 and $30,331,000, respectively, for both the Rio Bravo Cantina and specialty restaurants.

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

4.    Commitments and Contingencies

Litigation, claims and disputes: As of June 27, 1999, the Company was using assets owned by a former franchisee in the operation of one restaurant which remains under a purchase rights agreement that required the Company to make certain payments to the franchisee's lender. In 1991, a dispute arose between the lender and the Company over the amount of the payments due the lender under that agreement and as to whether the Company had agreed to guarantee the franchisee's debt. Based upon a then-current independent appraisal, the Company offered to settle the dispute and purchase the assets of the three then-existing restaurants for $1,000,000 in 1991. In November 1992, the lender was declared insolvent by the FDIC and has since been liquidated. The Company closed one of the three restaurants in 1994 and one of the two remaining restaurants in February 1996. In the fourth quarter of 1996, the Company received information indicating that the franchisee's indebtedness to the FDIC had been acquired by a third party. In June 1997, the third party filed a lawsuit against the Company seeking approximately $3,800,000. In late April 1999, a summary judgment of $3,833,000 was awarded to the third party. The Company has filed an appeal and believes it has meritorious defenses. As of June 27, 1999, the Company believes it has recorded adequate reserves for this matter.

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

Franchise financing: The Company entered into an agreement in 1992 with a financing source to provide up to $75,000,000 of financing to Company franchisees to fund development of new franchise restaurants. The Company provided a limited guaranty of loans made under the agreement. The Company's maximum recourse obligation of 10% of the amount funded is reduced beginning in the second year of each long-term loan and thereafter decreases ratably to zero after the seventh year of each loan. At June 27, 1999, approximately $49,000,000 had been funded through this financing source, of which $13,000,000 was outstanding. This agreement expired on December 31, 1994 and was not renewed, although some loan commitments as of the termination date were thereafter funded through December 31, 1995.

Lease guaranties: In connection with the sale of restaurants to franchisees and other parties, the Company has, in certain cases, remained contingently liable for the remaining lease payments. As of June 27, 1999, the aggregate amount of these contingent lease payments totaled approximately $24,200,000. The Company has been indemnified by the buyers from any losses related to such guaranties.

Severance agreements: The Company has severance and employment agreements with certain officers providing for severance payments to be made in the event the employee resigns or is terminated related to a change in control (as defined in the agreements). If the severance payments had been due as of June 27, 1999, the Company would have been required to make payments aggregating approximately $5,500,000. In addition, the Company has severance and employment agreements with certain officers which contain severance provisions not related to a change in control, and such provisions would have required aggregate payments of approximately $3,100,000 if such officers had been terminated as of June 27, 1999.

Apple South divestiture: In May 1999, Apple South completed the divestiture of all of its restaurants. In connection with the divestiture, the Company has provided guarantees to two franchise groups totaling $1,500,000 of which $535,000 remains outstanding as of June 27, 1999. Two principals of one of the franchise groups are related to a director and officer of the Company.

5.  Financing

In connection with the sale of the Rio Bravo Cantina and specialty restaurants, the Company repaid $31,000,000 of its senior term loan during the second quarter of 1999. In addition, during the second quarter, the Company entered into a $3,000,000 unsecured line of credit facility with another bank.

6.  Earnings Per Share

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

                                                               13 Weeks Ended                  26 Weeks Ended
                                                       ------------------------------- -------------------------------
                                                          June 27,       June 28,         June 27,        June 28,
                                                            1999           1998             1999            1998
                                                       --------------- --------------- --------------- ---------------

Net earnings.........................................    $  14,866       $  12,776       $  22,241       $  24,746
                                                       =============== =============== =============== ===============

Basic weighted average shares outstanding............       29,070          30,381          29,298          30,496
Dilutive effect of stock options.....................          175             141             153             134
                                                       --------------- --------------- --------------- ---------------
Diluted weighted average shares outstanding..........       29,245          30,522          29,451          30,630
                                                       =============== =============== =============== ===============

Basic net earnings per common share..................    $    0.51       $    0.42       $    0.76       $    0.81
                                                       =============== =============== =============== ===============
Diluted net earnings per common share................    $    0.51       $    0.42       $    0.76       $    0.81
                                                       =============== =============== =============== ===============


7.  New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the Company for periods beginning in fiscal year 2001. The Company believes that the adoption of the provisions of SFAS No. 133 will not have a material effect on its financial statements, based on current activities.

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

The Company operates on a 52 or 53 week fiscal year ending on the last Sunday in December. The Company's fiscal quarters ended June 27, 1999 and June 28, 1998 each contained 13 weeks, and are referred to hereafter as the "1999 quarter" and the "1998 quarter," respectively. The 26 week periods ended June 27, 1999 and June 28, 1998 are referred to hereafter as the "1999 year-to-date period" and the "1998 year-to-date period," respectively.

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

In February 1999, the Company entered into an agreement to sell its Rio Bravo Cantina concept, which was comprised of 65 restaurants, including 40 Company restaurants and 25 franchised restaurants. The sale was completed on April 12, 1999. The Company received $53 million in consideration ($47 million in cash at closing and a $6 million subordinated note). In February 1999, the Company also entered into a separate definitive agreement to sell its four specialty restaurants for $12 million in cash. This sale was completed on April 26, 1999. The two sale transactions and related expenses resulted in a loss on disposition of $9,000,000 before income taxes ($5,670,000 net of income taxes), which was recorded in the first quarter of 1999. Total Company restaurant sales, franchise income and cost of Company restaurant sales for the 1999 period prior to divestiture were $33,444,000, $26,000 and $30,331,000, respectively, for both the Rio Bravo Cantina and specialty restaurants.

Results of Operations

The following table sets forth, for the periods indicated, information derived from the Company's consolidated statements of earnings expressed as a percentage of total operating revenues, except where otherwise noted. Percentages may not add due to rounding.

                                                                      13 Weeks Ended             26 Weeks Ended
                                                                ------------------------------------------------------
                                                                  June 27,     June 28,       June 27,     June 28,
                                                                    1999         1998           1999         1998
                                                                ------------ ------------   ------------ -------------
Revenues:
     Company restaurant sales................................       88.9%        90.0%          89.6%        89.3%
     Franchise income........................................       11.1         10.0           10.4         10.7
                                                                ------------ ------------   ------------ -------------
        Total operating revenues.............................      100.0%       100.0%         100.0%       100.0%
                                                                ============ ============   ============ =============
Cost of sales (as a percentage of Company restaurant sales):
     Food and beverage.......................................       27.3%        27.3%          27.5%        27.3%
     Labor...................................................       31.4         31.6           31.7         32.1
     Direct and occupancy....................................       24.8         24.8           25.1         25.2
     Pre-opening expense.....................................        0.2          0.4            0.2          0.4
                                                                ------------ ------------   ------------ -------------
        Total cost of sales..................................       83.6%        84.0%          84.5%        84.9%
                                                                ============ ============   ============ =============

General and administrative expenses..........................        8.8%         8.8%           8.9%         9.3%
Amortization of intangible assets............................        0.9          0.9            0.9          0.8
Loss on disposition of restaurants and equipment.............        0.1          0.1            2.8          0.2
                                                                ------------ ------------   ------------ -------------
Operating earnings...........................................       15.8         14.5           11.7         13.9
                                                                ------------ ------------   ------------ -------------
Other income (expense):
     Investment income.......................................        0.3          0.2            0.2          0.2
     Interest expense........................................       (1.5)        (2.0)          (1.6)        (1.3)
     Other income (expense)..................................       (0.1)         0.1             --          0.1
                                                                ------------ ------------   ------------ -------------
        Total other expense..................................       (1.4)        (1.7)          (1.4)        (1.0)
                                                                ------------ ------------   ------------ -------------
Earnings before income taxes and
     extraordinary item......................................       14.4         12.8           10.3         12.9
Income taxes.................................................        5.3          4.8            3.8          4.8
                                                                ------------ ------------   ------------ -------------
Earnings before extraordinary item...........................        9.1          8.1            6.5          8.1
Extraordinary loss from early extinguishment of
     debt, net of income taxes...............................         --         (0.4)            --         (0.2)
                                                                ------------ ------------   ------------ -------------
Net earnings.................................................        9.1%         7.7%           6.5%         7.9%
                                                                ============ ============   ============ =============


The following table sets forth certain unaudited financial information and other restaurant data relating to Company and franchise restaurants, as reported to the Company by franchisees.

                                                                13 Weeks Ended                 26 Weeks Ended
                                                           ----------------------------  -----------------------------
                                                             June 27,       June 28,       June 27,        June 28,
                                                               1999           1998           1999            1998
                                                           -------------  -------------  --------------  -------------
Number of restaurants:
Applebee's:
     Company(1):
         Beginning of period...........................          254            195             247            190
         Restaurant openings...........................            3              3              10              8
         Restaurants acquired from franchisees.........           --             33              --             33
         Restaurants acquired by franchisees...........           --             (6)             --             (6)
         Restaurant closings...........................           --             (1)             --             (1)
                                                           -------------  -------------  --------------  -------------
         End of period.................................          257            224             257            224
                                                           -------------  -------------  --------------  -------------
     Franchise:
         Beginning of period...........................          837            784             817            770
         Restaurant openings...........................           13             25              33             40
         Restaurants acquired from franchisees.........           --            (33)             --            (33)
         Restaurants acquired by franchisees...........           --              6              --              6
         Restaurant closings...........................           (1)            (2)             (1)            (3)
                                                           -------------  -------------  --------------  -------------
         End of period.................................          849            780             849            780
                                                           -------------  -------------  --------------  -------------
     Total Applebee's:
         Beginning of period...........................        1,091            979           1,064            960
         Restaurant openings...........................           16             28              43             48
         Restaurant closings...........................           (1)            (3)             (1)            (4)
                                                           -------------  -------------  --------------  -------------
         End of period.................................        1,106          1,004           1,106          1,004
                                                           =============  =============  ==============  =============

Rio Bravo Cantinas:
     Company:
         Beginning of period...........................           40             32              40             31
         Restaurant openings...........................           --              3              --              4
         Restaurants divested..........................          (40)            --             (40)            --
                                                           -------------  -------------  --------------  -------------
         End of period.................................           --             35              --             35
                                                           -------------  -------------  --------------  -------------
     Franchise:
         Beginning of period...........................           25             26              26             24
         Restaurant openings...........................           --             --              --              2
         Restaurant closings...........................           --             --              (1)            --
         Restaurants divested..........................          (25)            --             (25)            --
                                                           -------------  -------------  --------------  -------------
         End of period.................................           --             26              --             26
                                                           -------------  -------------  --------------  -------------
     Total Rio Bravo Cantinas:
         Beginning of period...........................           65             58              66             55
         Restaurant openings...........................           --              3              --              6
         Restaurant closings...........................           --             --              (1)            --
         Restaurants divested..........................          (65)            --             (65)            --
                                                           -------------  -------------  --------------  -------------
         End of period.................................           --             61              --             61
                                                           =============  =============  ==============  =============

Specialty Restaurants..................................           --              4              --              4
                                                           =============  =============  ==============  =============





                                                               13 Weeks Ended                   26 Weeks Ended
                                                         ------------------------------  -------------------------------
                                                           June 27,        June 28,         June 27,        June 28,
                                                             1999            1998             1999            1998
                                                         --------------  --------------  ---------------  --------------
Total number of restaurants:
         Beginning of period..........................         1,160           1,041            1,134           1,019
         Restaurant openings..........................            16              31               43              54
         Restaurant closings..........................            (1)             (3)              (2)             (4)
         Restaurants divested.........................           (69)             --              (69)             --
                                                         --------------  --------------  ---------------  --------------
         End of period................................         1,106           1,069            1,106           1,069
                                                         ==============  ==============  ===============  ==============

Weighted average weekly sales per restaurant:
     Applebee's:
         Company(1)...................................    $   42,375     $    41,670     $     41,639     $    41,507
         Franchise....................................    $   41,226     $    40,132     $     40,577     $    39,973
         Total Applebee's.............................    $   41,493     $    40,480     $     40,824     $    40,299
Change in comparable restaurant sales:(2)
     Applebee's:
         Company(1)...................................          3.6%          (1.3)%             2.5%          (1.0)%
         Franchise....................................          2.3%          (1.2)%             1.3%          (0.7)%
         Total Applebee's.............................          2.6%          (1.2)%             1.6%          (0.8)%
Total system sales (in thousands):
     Applebee's.......................................    $  593,143     $   520,896     $  1,155,893     $ 1,025,577
     Rio Bravo Cantinas...............................         5,890          39,819           42,661          76,457
     Specialty restaurants............................         1,140           3,723            4,806           7,360
                                                         --------------  --------------  ---------------  --------------
         Total system sales...........................    $  600,173     $   564,438     $  1,203,360     $ 1,109,394
                                                         ==============  ==============  ===============  ==============













--------
(1) Includes one Texas restaurant operated by the Company under a management agreement since July 1990.
(2) When computing comparable restaurant sales,restaurants open for at least 18 months are compared from period to period.

Company Restaurant Sales. Company restaurant sales for the 1999 and 1998 quarters and the 1999 and 1998 year-to-date periods were as follows (in thousands):

                                                                   13 Weeks Ended
                                                 ------------------------------------------------
                                                    June 27,        June 28,         Increase
                                                      1999            1998          (Decrease)
                                                 --------------  --------------  ----------------
         Applebee's........................       $   140,728     $   121,384      $    19,344
         Rio Bravo Cantinas................             3,964          24,722          (20,758)
         Specialty restaurants.............             1,140           3,723           (2,583)
                                                 --------------  --------------  ----------------
              Total........................       $   145,832     $   149,829      $    (3,997)
                                                 ==============  ==============  ================


                                                                   26 Weeks Ended
                                                 ------------------------------------------------
                                                    June 27,        June 28,        Increase
                                                      1999            1998          (Decrease)
                                                 --------------  --------------  ----------------
         Applebee's........................       $   274,148     $   224,885      $    49,263
         Rio Bravo Cantinas................            28,638          47,342          (18,704)
         Specialty restaurants.............             4,806           7,360           (2,554)
                                                 --------------  --------------  ----------------
              Total........................       $   307,592     $   279,587      $    28,005
                                                 ==============  ==============  ================

Total Company restaurant sales decreased 3% in the 1999 quarter due to the sale of the Rio Bravo Cantina and specialty restaurants in April 1999. Total Company restaurant sales increased 10% in the 1999 year-to-date period. Sales increased 16% and 22% for Applebee's restaurants in the 1999 quarter and the 1999 year-to-date period, respectively, due to Company restaurant openings and increases in comparable restaurant sales. Sales in the 1999 year-to-date period also increased as a result of the March 1998 acquisition of 33 Applebee's restaurants in Virginia, offset by the decrease in sales resulting from the divestiture of the Rio Bravo Cantina and specialty restaurants.

Comparable restaurant sales at Company Applebee's restaurants increased by 3.6% and 2.5% in the 1999 quarter and the 1999 year-to-date period, respectively. Weighted average weekly sales at Company Applebee's restaurants increased 1.7% from $41,670 in the 1998 quarter to $42,375 in the 1999 quarter and increased 0.3% from $41,507 in the 1998 year-to-date period to $41,639 in the 1999 year-to-date period. These increases were due primarily to increased customer traffic as a result of the success of the Company's food promotions.

Franchise Income. Overall franchise income increased $1,571,000 (9%) from $16,580,000 in the 1998 quarter to $18,151,000 in the 1999 quarter and increased $2,266,000 (7%) from $33,425,000 in the 1998 year-to-date period to $35,691,000 in the 1999 year-to-date period. Such increases were due primarily to the increased number of franchise Applebee's restaurants operating during the 1999 quarter and 1999 year-to-date period. Successful system-wide food promotions also contributed to increases of 2.7% and 1.5% in weighted average weekly sales and 2.3% and 1.3% in comparable franchise restaurant sales in the 1999 quarter and 1999 year-to-date period, respectively. Franchise income in the 1999 year-to-date period was affected by a decrease in royalties as a result of the Virginia Acquisition in March 1998. In addition, the waiver of royalties related to the Rio Bravo Cantina restaurants and the sale of the concept during the 1999 quarter reduced franchise income in both the 1999 quarter and the 1999 year-to-date period.

Cost of Company Restaurant Sales. Food and beverage costs were 27.3% in both the 1998 quarter and the 1999 quarter and increased from 27.3% in the 1998 year-to-date period to 27.5% in the 1999 quarter and year-to-date period due primarily to the higher usage of beef relating to Applebee's menu promotions during the 1999 year-to-date period. In addition, beverage sales, as a percentage of Company restaurant sales, declined from 16.8% and 17.0% in the 1998 quarter and the 1998 year-to-date period, respectively to 13.8% and 15.0% in the 1999 quarter and the 1999 year-to-date period, respectively, which had a negative impact on overall food and beverage costs. The decrease in beverage sales was due, in part to the sale of the Rio Bravo restaurants, which had a higher proportion of beverage sales. In addition, beverage sales at both Applebee's and Rio Bravo restaurants continued to decline. Management believes that the reduction in beverage sales is due in part to the continuation of the overall trend toward increased awareness of responsible alcohol consumption.

Labor costs decreased from 31.6% in the 1998 quarter to 31.4% in the 1999 quarter and decreased from 32.1% in the 1998 year-to-date period to 31.7% in the 1999 year-to-date period. The decrease in the 1999 year-to-date period was due primarily to lower labor costs in the Virginia restaurants. In addition, labor costs in the 1999 quarter and the 1999 year-to-date period decreased due to a decrease in management costs as a percentage of sales due to increased sales volumes in Applebee's restaurants. These decreases were partially offset by continued pressure on both hourly labor and management costs as a result of increases in the minimum wage, as well as the highly competitive nature of the restaurant industry, and higher labor costs experienced at the Rio Bravo Cantina restaurants due to the significant decline in sales volumes in the 1999 period prior to the divestiture.

Direct and occupancy costs were 24.8% in both the 1998 quarter and the 1999 quarter and decreased slightly from 25.2% in the 1998 year-to-date period to 25.1% in the 1999 year-to-date period. Rent expense, as a percentage of sales, declined in both the 1999 quarter and 1999 year-to-date period due to a higher proportion of owned properties resulting from the Virginia Acquisition. In addition, depreciation expense, as a percentage of sales, decreased as the Company discontinued depreciation of the Rio Bravo Cantina and specialty restaurants at the time the agreement to sell the restaurants was reached in February 1999. These decreases were offset by an increase in depreciation expense associated with new restaurants in the 1999 quarter and the 1999 year-to date period.

General and Administrative Expenses. General and administrative expenses were 8.8% in both the 1998 quarter and 1999 quarter and decreased from 9.3% in the 1998 year-to-date period to 8.9% in the 1999 year-to-date period. The decrease in the 1999 year-to-date period was due primarily to the absorption of general and administrative expenses over a larger revenue base, as well as the additional leverage resulting from the Virginia Acquisition. The Company expects general and administrative expenses, as a percentage of total revenues, to increase slightly in the future due to the lower revenue base resulting from the divestiture of the Rio Bravo Cantina and specialty restaurants.

Amortization of Intangible Assets. Amortization of intangible assets increased in the 1999 year-to-date period as a result of the amortization of goodwill related to the Virginia Acquisition.

Loss on Disposition of Restaurants and Equipment. Loss on disposition of restaurants and equipment increased from $671,000 in the 1998 year-to-date period to $9,503,000 in the 1999 year-to-date period due primarily to the loss on the disposition of the Rio Bravo Cantina and specialty restaurants of $9,000,000 which was recorded in the first quarter of 1999.

Interest Expense. Interest expense decreased in the 1999 quarter primarily as a result of a $31,000,000 senior term loan payment related to the sale of the Rio Bravo Cantina and specialty restaurants. Interest expense increased in the 1999 year-to-date period as a result of interest associated with borrowings under the Company's $225,000,000 credit facilities and capitalized leases related to the Virginia Acquisition.

Income Taxes. The effective income tax rate, as a percentage of earnings before income taxes, was 37.0% in both the 1999 quarter and 1999 year-to-date period, compared to 37.2% in both the 1998 quarter and 1998 year-to-date period. The decrease in the Company's effective tax rate in both the 1999 quarter and the 1999 year-to-date period was due primarily to an increase in credits resulting from FICA taxes on tips.

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

Capital expenditures were $77,665,000 in fiscal year 1998 (excluding $101,749,000 related to the Virginia Acquisition, including acquisition costs) and $29,335,000 in the 1999 year-to-date period. The Company currently expects to open 28 Applebee's restaurants in 1999. Capital expenditures are expected to total between $60,000,000 and $65,000,000 for fiscal 1999 primarily for the development of new restaurants, refurbishments of and capital replacements for existing restaurants, and enhancements to information systems. The decrease in capital expenditures in fiscal 1999 is a result of a reduction in the number of Company Applebee's restaurants to be opened in 1999 and the divestiture of the Rio Bravo Cantina restaurants. The amount of actual capital expenditures will be dependent upon, among other things, the proportion of leased versus owned properties as the Company expects to continue to purchase a portion of its sites. In addition, if the Company opens more restaurants than it currently anticipates or acquires additional restaurants, its capital requirements will increase accordingly.

On March 30, 1998, the Company entered into a bank credit agreement that provides for $225,000,000 in senior secured credit facilities, consisting of an eight-year senior secured term loan of $125,000,000 and a five-year secured working capital facility of $100,000,000. The Company also has entered into a five-year $5,000,000 letter of credit facility and a $3,000,000 unsecured line of credit facility with another bank. Both the senior term loan and the working capital facility are secured by the common stock of each of the Company's present and future subsidiaries and all intercompany debt of the Company and such subsidiaries. In addition, both the senior term loan and the working capital facility are subject to various covenants and restrictions which, among other things, require the maintenance of stipulated fixed charge, interest coverage and leverage ratios, as defined, and limit additional indebtedness and capital expenditures in excess of specified amounts. Cash dividends are limited to $5,000,000 through fiscal year 1999. The credit agreement originally permitted up to $50,000,000 to be utilized for repurchases of the Company's common stock. In February 1999, the credit agreement was amended to permit additional repurchases of common stock of up to $100,000,000 and to allow annual cash dividends of the greater of $5,000,000 or 50% of consolidated net income beginning in fiscal year 2000. The Company is currently in compliance with the covenants contained in its credit agreement.

In February 1999, the Company's Board of Directors approved plans to repurchase up to an additional $100,000,000 of the Company's common stock over a two-year period, subject to market conditions. During the 1999 year-to-date period, the Company repurchased 1,292,500 shares of its common stock at an aggregate cost of $36,895,000.

As of June 27, 1999, the Company held liquid assets totaling $6,525,000, consisting of cash and cash equivalents of $1,962,000 and short-term investments of $4,563,000. The working capital deficit decreased from $31,042,000 at December 27, 1998 to a deficit of $28,821,000 at June 27, 1999 due primarily to the elimination of the working capital deficit attributable to the Rio Bravo and specialty restaurants. As of June 27, 1999, $3,000,000 was outstanding under the $100,000,000 working capital facility, $1,100,000 was outstanding under the $3,000,000 line of credit with another bank and standby letters of credit totaling $3,417,000 were outstanding under the $5,000,000 letter of credit facility.

The Company believes that its liquid assets and cash generated from operations, combined with borrowings available under its credit facilities, will provide sufficient funds for its operating, capital and other requirements for the foreseeable future.

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

New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the Company for periods beginning in fiscal year 2001. The Company believes that the adoption of the provisions of SFAS No. 133 will not have a material effect on its financial statements, based on current activities.

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

Key systems have been inventoried and assessed for compliance, and detailed plans are in place for required system modifications or replacements. Remediation and testing activities are well underway with approximately 75% of the systems already compliant. The Company expects to be fully compliant by the end of the third quarter of 1999. Inventories and assessments of non-information technology ("non-IT") systems were completed during 1998. Remediation of substantially all non-IT systems began in the fourth quarter of 1998 with a mid-year 1999 target completion date. Progress toward remediation programs is also monitored by senior management and periodically reported to the Company's Board of Directors.

Questionnaires have been sent to substantially all of the Company's suppliers to obtain reasonable assurance that plans are being developed to address the Year 2000 issue. Risk assessments and contingency plans, where necessary, will be finalized in the third quarter of 1999. To the extent that vendors do not provide the Company with satisfactory evidence of their readiness to handle Year 2000 issues, contingency plans will be developed to obtain qualified replacement vendors. Information has also been provided to all franchisees regarding the potential risks associated with Year 2000 compliance.

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

In connection with the senior term loan, the Company has entered into interest rate swap agreements to manage its exposure to interest rate fluctuations. The agreements were effective beginning May 1, 1998, and have maturity dates ranging from four to seven years for an aggregate notional amount of $85,000,000 for three-month LIBOR rates ranging from 5.91% to 6.05%.

As of June 27, 1999, the total amount of debt subject to interest rate fluctuations was $11,904,000 ($7,750,000 under the term loan, $3,000,000 under the revolving credit facility and $1,154,000 under the line of credit facility with another bank). A 1% change in interest rates would result in an increase or decrease in interest expense of $119,000 per year.

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

As of June 27, 1999, the Company was using assets owned by a former franchisee in the operation of one restaurant which remains under a purchase rights agreement that required the Company to make certain payments to the franchisee's lender. In 1991, a dispute arose between the lender and the Company over the amount of the payments due the lender under that agreement and as to whether the Company had agreed to guarantee the franchisee's debt. Based upon a then-current independent appraisal, the Company offered to settle the dispute and purchase the assets of the three then-existing restaurants for $1,000,000 in 1991. In November 1992, the lender was declared insolvent by the FDIC and has since been liquidated. The Company closed one of the three restaurants in 1994 and one of the two remaining restaurants in February 1996. In the fourth quarter of 1996, the Company received information indicating that the franchisee's indebtedness to the FDIC had been acquired by a third party. In June 1997, the third party filed a lawsuit against the Company seeking approximately $3,800,000. In late April 1999, a summary judgment of $3,833,000 was awarded to the third party. The Company has filed an appeal and believes it has meritorious defenses. As of June 27, 1999, the Company believes it has recorded adequate reserves for this matter.

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

Item 4.     Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on May 13, 1999. The following matters were submitted to a vote of the Stockholders:

         Proposal I.         It  was   proposed  that  Erline  Belton,  Eric  L.
                             Hansen and Mark S.  Hansen be elected as  directors
                             to serve a  three-year  term  expiring  in 2002 and
                             that the  appointment  of  George  D.  Shadid  as a
                             director be ratified with a term expiring in 2000.
         Proposal II.        Amendment of  the Company's  1995  Equity Incentive
                             Plan to  increase  the  number of shares  available
                             for   awards  by   1,300,000  and   to  change  the
                             formula by which stock options are granted annually
                             to non-employee directors.
         Proposal III.       Approval  of  the  Company's  1999  Management  and
                             Executive  Incentive Plan.
         Proposal IV.        Ratification   of   Deloitte  &  Touche   LLP    as
                             independent auditors for the Company for the 1999 fiscal year.


The results of the voting on the foregoing matters were as follows:

                                                                                                       Broker Non-
      Proposal            Affirmative Votes            Negative Votes             Abstentions             Votes
---------------------     ------------------      --------------------     --------------------    ------------------
I (Belton)                   22,831,387                    547,339                   --                       44
I (E. Hansen)                22,831,912                    546,814                   --                       44
I (M. Hansen)                22,832,092                    546,634                   --                       44
I (Shadid)                   22,832,112                    546,614                   --                       44
II                           18,082,149                  4,789,568                  195,639              311,414
III                          19,449,887                  3,854,224                   74,551                  108
IV                           23,291,056                     48,160                   39,451                  103

Since each Proposal required the affirmative votes of 11,689,386 shares to be adopted, each Proposal was affirmatively adopted by the Stockholders.

Item 6.     Exhibits and Reports on Form 8-K

            (a) The Exhibits listed on the accompanying  Exhibit Index are filed as part of this report.

            (b) The  Company  filed  a  report  on  Form  8-K  on April 27, 1999 announcing the completion of the sale of the Rio Bravo Cantina and specialty restaurants.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     APPLEBEE'S INTERNATIONAL, INC.
                                    (Registrant)



Date:    July 28, 1999                 By:  /s/    Lloyd L. Hill
     ---------------------                ------------------------
                                          Lloyd L. Hill
                                          Chief Executive Officer, President and
                                          Chief Operating Officer

Date:    July 28, 1999                 By:  /s/    George D. Shadid
     ---------------------                ------------------------
                                          George D. Shadid
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (principal financial officer)

Date:    July 28, 1999                 By:  /s/    Mark A. Peterson
     ---------------------                ----------------------------
                                          Mark A. Peterson
                                          Vice President and Controller
                                          (principal accounting officer)

                         APPLEBEE'S INTERNATIONAL, INC.
                                  EXHIBIT INDEX



  Exhibit
   Number                           Description of Exhibit
------------- ------------------------------------------------------------------


   4.1 Amendment dated May 13, 1999 to Shareholder Rights Plan contained in Rights Agreement dated as of September 7, 1994, between Applebee's International, Inc. and Chemical Bank, as Rights Agent.

   10.1       Amendments to 1995 Equity Incentive Plan.

    27        Financial Data Schedule.