Form 10-Q
period 1999-09-26
APPLEBEES INTERNATIONAL INC
filed 1999-10-28
CIK 853665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                September 26, 1999
                               -------------------------------------------------

                                       OR

[    ]   TRANSITION  REPORT PURSUANT  TO SECTION  13 OR 15(d) OF  THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                        to
                              ------------------------  ------------------------

Commission File Number:    000-17962


                         Applebee's International, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                   43-1461763
  ---------------------------------         ------------------------------------
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

The number of shares of the registrant's common stock outstanding as of October 22, 1999 was 27,231,479.

                         APPLEBEE'S INTERNATIONAL, INC.
                                    FORM 10-Q
                     FISCAL QUARTER ENDED SEPTEMBER 26, 1999
                                      INDEX


                                                                                                                Page
Part I              Financial Information

Item 1.             Consolidated Financial Statements:

                    Consolidated Balance Sheets as of September 26, 1999
                       and December 27, 1998................................................................      3

                    Consolidated Statements of Earnings for the 13 Weeks and 39 Weeks
                       Ended September 26, 1999 and September 27, 1998......................................      4

                    Consolidated Statement of Stockholders' Equity for the
                       39 Weeks Ended September 26, 1999....................................................      5

                    Consolidated Statements of Cash Flows for the 39 Weeks
                       Ended September 26, 1999 and September 27, 1998......................................      6

                    Notes to Consolidated Financial Statements..............................................      8

Item 2.             Management's Discussion and Analysis of
                       Financial Condition and Results of Operations........................................     12



Part II             Other Information

Item 1.             Legal Proceedings.......................................................................     22

Item 6.             Exhibits and Reports on Form 8-K........................................................     22


Signatures .................................................................................................     23

Exhibit Index...............................................................................................     24



                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      (in thousands, except share amounts)


                                                                                      September 26,       December 27,
                                                                                          1999                1998
                                                                                      --------------     -------------
                                     ASSETS

Current assets:
   Cash and cash equivalents.......................................................    $    2,875         $   1,767
   Short-term investments, at market value (amortized cost of $2,976 in 1999
      and $4,699 in 1998)..........................................................         3,090             4,879
   Receivables (less allowance for bad debts of $2,242 in 1999 and $1,565 in 1998).        15,706            17,159
   Inventories................................................................. ...         8,686             6,709
   Prepaid and other current assets................................................         4,854             4,395
   Assets held for sale............................................................        18,629                --
                                                                                      --------------     -------------
        Total current assets.......................................................        53,840            34,909
Property and equipment, net........................................................       298,106           364,058
Goodwill, net......................................................................        89,992            99,599
Franchise interest and rights, net.................................................         3,577             3,959
Other assets.......................................................................        15,240             8,379
                                                                                      --------------     -------------
                                                                                       $  460,755         $ 510,904
                                                                                      ==============     =============


                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt...............................................    $    3,488         $   1,666
   Accounts payable................................................................        14,964            17,427
   Accrued expenses and other current liabilities..................................        48,329            44,114
   Accrued dividends...............................................................            --             2,659
   Accrued income taxes............................................................         1,513                85
                                                                                      --------------     -------------
        Total current liabilities..................................................        68,294            65,951
                                                                                      --------------     -------------
Non-current liabilities:
   Long-term debt - less current portion...........................................       129,296           145,522
   Franchise deposits..............................................................         1,947             2,139
   Deferred income taxes...........................................................         1,512             1,239
                                                                                      --------------     -------------
        Total non-current liabilities..............................................       132,755           148,900
                                                                                      --------------     -------------
        Total liabilities..........................................................       201,049           214,851
                                                                                      --------------     -------------
Commitments and contingencies (Note 4)
Stockholders' equity:
   Preferred stock - par value $0.01 per share:  authorized - 1,000,000 shares;
      no shares issued.............................................................            --                --
   Common stock - par value $0.01 per share:  authorized - 125,000,000 shares;
      issued - 32,153,345 shares in 1999 and 32,150,360 shares in 1998.............           321               321
   Additional paid-in capital......................................................       168,429           163,651
   Retained earnings...............................................................       219,433           182,010
   Unrealized gain on short-term investments, net of income taxes..................            72               113
                                                                                      --------------     -------------
                                                                                          388,255           346,095
   Treasury stock - 4,938,831 shares in 1999 and 2,610,133 shares in 1998, at cost.      (128,549)          (50,042)
                                                                                      --------------     -------------
        Total stockholders' equity.................................................       259,706           296,053
                                                                                      --------------     -------------
                                                                                       $  460,755         $ 510,904
                                                                                      ==============     =============

                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                              13 Weeks Ended                   39 Weeks Ended
                                                       ------------------------------   ------------------------------
                                                       September 26,    September 27,   September 26,    September 27,
                                                           1999            1998              1999             1998
                                                       -------------   --------------   -------------    -------------
Revenues:
     Company restaurant sales....................       $ 145,434       $  151,648       $ 453,026        $ 431,235
     Franchise income............................          18,259           17,002          53,950           50,427
                                                       -------------   --------------   -------------    -------------
        Total operating revenues.................         163,693          168,650         506,976          481,662
                                                       -------------   --------------   -------------    -------------
Cost of Company restaurant sales:
     Food and beverage...........................          39,633           41,680         124,174          117,965
     Labor.......................................          45,753           47,589         143,312          137,203
     Direct and occupancy........................          34,312           38,301         111,440          108,711
     Pre-opening expense.........................             645              912           1,263            1,920
                                                       -------------   --------------   -------------    -------------
        Total cost of Company restaurant sales...         120,343          128,482         380,189          365,799
                                                       -------------   --------------   -------------    -------------
General and administrative expenses..............          15,568           14,398          46,185           43,416
Amortization of intangible assets................           1,490            1,546           4,541            3,967
Loss on disposition of restaurants and equipment.             213              187           9,716              858
                                                       -------------   --------------   -------------    -------------
Operating earnings...............................          26,079           24,037          66,345           67,622
                                                       -------------   --------------   -------------    -------------
Other income (expense):
     Investment income...........................             293              249             903              863
     Interest expense............................          (2,444)          (2,853)         (8,021)          (6,902)
     Other income................................             170              135             174              410
                                                       -------------   --------------   -------------    -------------
        Total other expense......................          (1,981)          (2,469)         (6,944)          (5,629)
                                                       -------------   --------------   -------------    -------------
Earnings before income taxes and
     extraordinary item..........................          24,098           21,568          59,401           61,993
Income taxes.....................................           8,916            8,024          21,978           23,062
                                                       -------------   --------------   -------------    -------------
Earnings before extraordinary item...............          15,182           13,544          37,423           38,931
Extraordinary loss from early extinguishment
     of debt, net of income taxes ...............             --               --              --              (641)
                                                       -------------   --------------   -------------    -------------
Net earnings.....................................       $  15,182       $   13,544       $  37,423        $  38,290
                                                       =============   ==============   =============    =============

Basic earnings per common share:
     Basic earnings before extraordinary item....       $    0.54       $     0.45       $    1.30        $    1.28
     Extraordinary item..........................             --               --              --             (0.02)
                                                       -------------   --------------   -------------    -------------
Basic net earnings per common share..............       $    0.54       $     0.45       $    1.30        $    1.26
                                                       =============   ==============   =============    =============

Diluted earnings per common share:
     Diluted earnings before extraordinary item..       $    0.53       $     0.45       $    1.29        $    1.28
     Extraordinary item..........................            --               --               --             (0.02)
                                                       -------------   --------------   -------------    -------------
Diluted net earnings per common share............       $    0.53       $     0.45       $    1.29        $    1.26
                                                       =============   ==============   =============    =============

Basic weighted average shares outstanding........          28,100           30,184          28,898           30,392
                                                       =============   ==============   =============    =============
Diluted weighted average shares outstanding......          28,454           30,278          29,083           30,522
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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                      (in thousands, except share amounts)



                                                                               Unrealized
                                     Common Stock      Additional               Gain on                    Total
                                ----------------------   Paid-In    Retained   Short-Term   Treasury   Stockholders'
                                   Shares      Amount    Capital    Earnings   Investments    Stock       Equity
                                ------------ --------- ----------- ----------- ----------- ----------- ---------------


Balance, December 27, 1998.....  32,150,360   $  321    $ 163,651   $ 182,010   $    113    $ (50,042)   $  296,053

   Purchases of treasury stock.         --       --          --          --           --      (81,883)      (81,883)
   Stock options exercised.....         --       --         2,607        --           --        2,387         4,994
   Shares sold under employee
     stock purchase plan.......         --       --           433        --           --          253           686
   Income tax benefit upon
     exercise of stock options.         --       --           808        --           --         --             808
   Shares issued under employee
     stock ownership and 401(k)
     plans.....................         --       --           532        --           --          701         1,233
   Restricted shares awarded under
     equity incentive plan.....       2,985      --            92        --           --           35           127
   Unearned compensation relating
     to restricted shares......         --       --           306        --           --         --             306
   Change in unrealized gain on
     short-term investments,
     net of income taxes.......         --       --          --          --          (41)        --             (41)
   Net earnings................         --       --          --        37,423         --         --          37,423
                                ------------ --------- ----------- ----------- ----------- ----------- ---------------

Balance, September 26, 1999....  32,153,345   $  321    $ 168,429   $ 219,433   $     72    $(128,549)   $  259,706
                                ============ ========= =========== =========== =========== =========== ===============



                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                             39 Weeks Ended
                                                                                   -----------------------------------
                                                                                    September 26,      September 27,
                                                                                        1999               1998
                                                                                   ---------------    ----------------
       CASH FLOWS FROM OPERATING ACTIVITIES:
            Net earnings.....................................................        $    37,423       $     38,290
            Adjustments to reconcile net earnings to net
               cash provided by operating activities:
               Depreciation and amortization.................................             21,708             20,953
               Amortization of intangible assets.............................              4,541              3,967
               Amortization of deferred financing costs......................                504                320
               Gain on sale of investments...................................               --                  (13)
               Deferred income tax provision (benefit).......................                273               (160)
               Loss on disposition of restaurants and equipment..............              9,716                858
            Changes  in  assets  and   liabilities   (exclusive  of  effects  of
               acquisitions or divestitures):
               Receivables...................................................              1,283               (117)
               Inventories...................................................             (3,223)               285
               Prepaid and other current assets..............................               (574)             2,201
               Accounts payable..............................................             (2,463)            (5,144)
               Accrued expenses and other current liabilities................              3,631              9,000
               Accrued income taxes..........................................              1,428             (4,135)
               Franchise deposits............................................               (192)               448
               Other.........................................................             (2,240)               461
                                                                                   ---------------    ----------------
               NET CASH PROVIDED BY OPERATING ACTIVITIES.....................             71,815             67,214
                                                                                   ---------------    ----------------
       CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchases of short-term investments..............................               --              (30,799)
            Maturities and sales of short-term investments...................              1,700             36,842
            Purchases of property and equipment..............................            (44,468)           (56,234)
            Acquisition of restaurants.......................................               --             (101,749)
            Proceeds from sale of restaurants and equipment..................             59,021             10,216
                                                                                   ---------------    ----------------
               NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES..............             16,253           (141,724)
                                                                                   ---------------    ----------------
       CASH FLOWS FROM FINANCING ACTIVITIES:
            Purchases of treasury stock......................................            (81,883)           (38,904)
            Dividends paid...................................................             (2,659)            (2,518)
            Issuance of common stock upon exercise of stock options..........              4,994              3,842
            Income tax benefit upon exercise of stock options................                808              1,065
            Shares sold under employee stock purchase plan...................                686                613
            Proceeds from issuance of long-term debt.........................             38,104            162,825
            Deferred financing costs relating to issuance of long-term debt..               --               (4,000)
            Payments on long-term debt.......................................            (47,010)           (55,074)
                                                                                   ---------------    ----------------
               NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES..............            (86,960)            67,849
                                                                                   ---------------    ----------------
       NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..................              1,108             (6,661)
       CASH AND CASH EQUIVALENTS, beginning of period........................              1,767              8,908
                                                                                   ---------------    ----------------
       CASH AND CASH EQUIVALENTS, end of period..............................        $     2,875        $     2,247
                                                                                   ===============    ================



                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                   (Unaudited)
                                 (in thousands)


                                                                                            39 Weeks Ended
                                                                                 -------------------------------------
                                                                                  September 26,       September 27,
                                                                                      1999                 1998
                                                                                 ----------------    -----------------

Supplemental disclosures of cash flow information:
     Cash paid during the 39 week period for:
       Income taxes........................................................         $   20,311          $   26,117
                                                                                 ================    =================
       Interest............................................................         $    7,975          $    5,712
                                                                                 ================    =================


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Capitalized leases of $5,052,000 were recorded in April 1998 when the Company acquired the operations and assets of 33 franchise restaurants.

The Company received a $6,000,000 subordinated note in connection with the sale of the Rio Bravo Cantina restaurants in April 1999 (see Note 3), which is due in April 2009.


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

3.    Divestitures

In May 1998, the Company completed the sale of six Applebee's restaurants located in the Long Island, New York area for approximately $10,000,000 in cash. The operations of the restaurants and future restaurant development in the market area have been assumed by an existing Applebee's franchisee. The sale of these restaurants did not have a significant effect on the Company's net earnings and financial position.

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

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company recorded a loss on disposition of $9,000,000 ($5,670,000 net of income taxes) in the quarter ended March 28, 1999 to reflect the difference between the carrying value of the net assets disposed and the estimated proceeds from the sale transactions. Depreciation and amortization on the long-lived assets to be disposed was discontinued in February 1999 in anticipation of the sale of these restaurants.

In August 1999, the Company entered into an agreement to sell 11 Applebee's restaurants in the Philadelphia market to an existing franchisee for $22,750,000 in cash, subject to adjustment. In addition, the buyer will reimburse the Company for development costs related to a restaurant under construction. The agreement also provides for additional payments if the franchisee achieves certain future sales levels in the Philadelphia market. The transaction is expected to close late in the fourth quarter of 1999, subject to third party approvals. In connection with this transaction, the Company will recognize a gain upon the disposition of approximately $4,800,000 ($3,000,000 net of income taxes). Total Company restaurant sales and cost of Company restaurant sales for these restaurants for the 39 weeks ended September 26, 1999 were $17,472,000 and $14,275,000, respectively.

The property and equipment and other assets related to this transaction have been classified in the September 26, 1999 consolidated balance sheet as assets held for sale. Depreciation and amortization on the long-lived assets to be disposed was discontinued in August 1999 in anticipation of the sale of these restaurants.

4.    Commitments and Contingencies

Litigation, claims and disputes: As of September 26, 1999, the Company was using assets owned by a former franchisee in the operation of one restaurant which remains under a purchase rights agreement that required the Company to make certain payments to the franchisee's lender. In 1991, a dispute arose between the lender and the Company over the amount of the payments due the lender under that agreement and as to whether the Company had agreed to guarantee the franchisee's debt. Based upon a then-current independent appraisal, the Company offered to settle the dispute and purchase the assets of the three then-existing restaurants for $1,000,000 in 1991. In November 1992, the lender was declared insolvent by the FDIC and has since been liquidated. The Company closed one of the three restaurants in 1994 and one of the two remaining restaurants in February 1996. In the fourth quarter of 1996, the Company received information indicating that the franchisee's indebtedness to the FDIC had been acquired by a third party. In June 1997, the third party filed a lawsuit against the Company seeking approximately $3,800,000. In April 1999, a summary judgment of $3,833,000 was awarded to the third party. The Company has filed an appeal and believes it has meritorious defenses. As of September 26, 1999, the Company believes it has recorded adequate reserves for this matter.

In addition, the Company is involved in various legal actions arising in the normal course of business. One such matter currently pending involves a dispute with the Company's franchisee for Germany regarding disclosures allegedly made or omitted by the Company. This matter is in the very early stages of assessment; however, the Company believes that it has meritorious defenses to the allegations of the franchisee and will vigorously defend these claims.

While the resolution of the matters described above may have an impact on the financial results for the period in which they are resolved, the Company believes that the ultimate disposition of these matters will not, in the aggregate, have a material adverse effect upon its business or consolidated financial position.

Franchise financing: The Company entered into an agreement in 1992 with a financing source to provide up to $75,000,000 of financing to Company franchisees to fund development of new franchise restaurants. The Company provided a limited guaranty of loans made under the agreement. The Company's maximum recourse obligation of 10% of the amount funded is reduced beginning in the second year of each long-term loan and thereafter decreases ratably to zero after the seventh year of each loan. Approximately $49,000,000 was funded through this financing source, of which $12,000,000 was outstanding at September 26, 1999. This agreement expired on December 31, 1994 and was not renewed, although some loan commitments were funded through December 31, 1995.

Lease guaranties: In connection with the sale of restaurants to franchisees and other parties, the Company has, in certain cases, remained contingently liable for the remaining lease payments. As of September 26, 1999, the aggregate amount of these contingent lease payments totaled approximately $23,800,000. The Company has been indemnified by the buyers from any losses related to such guaranties.

Severance agreements: The Company has severance and employment agreements with certain officers providing for severance payments to be made in the event the employee resigns or is terminated related to a change in control (as defined in the agreements). If the severance payments had been due as of September 26, 1999, the Company would have been required to make payments aggregating approximately $5,500,000. In addition, the Company has severance and employment agreements with certain officers which contain severance provisions not related to a change in control, and such provisions would have required aggregate payments of approximately $3,100,000 if such officers had been terminated as of September 26, 1999.

Apple South divestiture: In May 1999, Apple South completed the divestiture of all of its restaurants. In connection with the divestiture, the Company has provided guarantees to two franchise groups totaling $1,500,000 of which $500,000 remains outstanding as of September 26, 1999. Two principals of one of the franchise groups are related to a director and officer of the Company.

5.  Financing

In connection with the sale of the Rio Bravo Cantina and specialty restaurants, the Company repaid $31,000,000 of its senior term loan during the second quarter of 1999. The Company entered into a $3,000,000 unsecured line of credit facility in the second quarter and a $10,000,000 unsecured line of credit facility in the third quarter of 1999, of which $5,000,000 may only be used for letters of credit.

The Company's bank credit agreement requires that the net proceeds from the sale of the Philadelphia market be used to repay certain existing debt; accordingly, approximately $21,750,000 of long-term debt will be repaid upon the closing of this transaction.

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



                                                         13 Weeks Ended                   39 Weeks Ended
                                                ------------------------------------------------------------------
                                                 September 26,    September 27,   September 26,    September 27,
                                                     1999             1998            1999             1998
                                                ---------------- --------------- ---------------- ----------------

Net earnings...................................   $   15,182       $   13,544      $   37,423       $   38,290
                                                ================ =============== ================ ================

Basic weighted average shares outstanding......       28,100           30,184          28,898           30,392
Dilutive effect of stock options...............          354               94             185              130
                                                ---------------- --------------- ---------------- ----------------
Diluted weighted average shares outstanding....       28,454           30,278          29,083           30,522
                                                ================ =============== ================ ================

Basic net earnings per common share............   $     0.54       $     0.45      $     1.30       $     1.26
                                                ================ =============== ================ ================
Diluted net earnings per common share..........   $     0.53       $     0.45      $     1.29       $     1.26
                                                ================ =============== ================ ================

7.  New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the Company beginning in the first quarter of fiscal year 2001. The Company believes that the adoption of the provisions of SFAS No. 133 will not have a material effect on its financial statements, based on current activities.

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

The Company operates on a 52 or 53 week fiscal year ending on the last Sunday in December. The Company's fiscal quarters ended September 26, 1999 and September 27, 1998 each contained 13 weeks, and are referred to hereafter as the "1999 quarter" and the "1998 quarter," respectively. The 39 week periods ended September 26, 1999 and September 27, 1998 are referred to hereafter as the "1999 year-to-date period" and the "1998 year-to-date period," respectively.

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

                                                                  13 Weeks Ended                39 Weeks Ended
                                                           ----------------------------- -----------------------------
                                                            September 26,  September 27,  September 26,  September 27,
                                                                1999           1998           1999           1998
                                                           -------------- -------------- -------------- --------------
Revenues:
     Company restaurant sales...........................         88.8%          89.9%          89.4%          89.5%
     Franchise income...................................         11.2           10.1           10.6           10.5
                                                           -------------- -------------- -------------- --------------
        Total operating revenues........................        100.0%         100.0%         100.0%         100.0%
                                                           ============== ============== ============== ==============
Cost of sales (as a percentage of Company restaurant sales):
     Food and beverage..................................         27.3%          27.5%          27.4%          27.4%
     Labor..............................................         31.5           31.4           31.6           31.8
     Direct and occupancy...............................         23.6           25.3           24.6           25.2
     Pre-opening expense................................          0.4            0.6            0.3            0.4
                                                           -------------- -------------- -------------- --------------
        Total cost of sales.............................         82.7%          84.7%          83.9%          84.8%
                                                           ============== ============== ============== ==============
General and administrative expenses.....................          9.5%           8.5%           9.1%           9.0%
Amortization of intangible assets.......................          0.9            0.9            0.9            0.8
Loss on disposition of restaurants and equipment........          0.1            0.1            1.9            0.2
                                                           -------------- -------------- -------------- --------------
Operating earnings......................................         15.9           14.3           13.1           14.0
                                                           -------------- -------------- -------------- --------------
Other income (expense):
     Investment income..................................          0.2            0.1            0.2            0.2
     Interest expense...................................         (1.5)          (1.7)          (1.6)          (1.4)
     Other income.......................................          0.1            0.1            0.0            0.1
                                                           -------------- -------------- -------------- --------------
        Total other expense.............................         (1.2)          (1.5)          (1.4)          (1.2)
                                                           -------------- -------------- -------------- --------------
Earnings before income taxes and extraordinary item.....         14.7           12.8           11.7           12.9
Income taxes............................................          5.4            4.8            4.3            4.8
                                                           -------------- -------------- -------------- --------------
Earnings before extraordinary item......................          9.3            8.0            7.4            8.1
Extraordinary loss from early extinguishment of
     debt, net of income taxes..........................           --             --             --           (0.1)
                                                           -------------- -------------- -------------- --------------
Net earnings............................................          9.3%           8.0%           7.4%           7.9%
                                                           ============== ============== ============== ==============




The following table sets forth certain unaudited financial information and other restaurant data relating to Company and franchise restaurants, as reported to the Company by franchisees.

                                                           13 Weeks Ended                   39 Weeks Ended
                                                    -------------------------------  -------------------------------
                                                     September 26,   September 27,    September 26,   September 27,
                                                          1999           1998             1999             1998
                                                    --------------- ---------------  ---------------  --------------
 Number of restaurants:
 Applebee's:
      Company(1):
          Beginning of period.....................          257             224              247             190
          Restaurant openings.....................           12              12               22              20
          Restaurants acquired from franchisees...           --              --               --              33
          Restaurants acquired by franchisees.....           --              --               --              (6)
          Restaurant closings.....................           --              --               --              (1)
                                                    --------------- ---------------  ---------------  --------------
          End of period...........................          269             236              269             236
                                                    --------------- ---------------  ---------------  --------------
      Franchise:
          Beginning of period.....................          849             780              817             770
          Restaurant openings.....................           16              20               49              60
          Restaurants acquired from franchisees...           --              --               --             (33)
          Restaurants acquired by franchisees.....           --              --               --               6
          Restaurant closings.....................           (1)             (3)              (2)             (6)
                                                    --------------- ---------------  ---------------  --------------
          End of period...........................          864             797              864             797
                                                    --------------- ---------------  ---------------  --------------
      Total Applebee's:
          Beginning of period.....................        1,106           1,004            1,064             960
          Restaurant openings.....................           28              32               71              80
          Restaurant closings.....................           (1)             (3)              (2)             (7)
                                                    --------------- ---------------  ---------------  --------------
          End of period...........................        1,133           1,033            1,133           1,033
                                                    =============== ===============  ===============  ==============

 Rio Bravo Cantinas:
      Company:
          Beginning of period.....................           --              35               40              31
          Restaurant openings.....................           --               2               --               6
          Restaurants divested....................           --              --              (40)             --
                                                    --------------- ---------------  ---------------  --------------
          End of period...........................           --              37               --              37
                                                    --------------- ---------------  ---------------  --------------
      Franchise:
          Beginning of period.....................           --              26               26              24
          Restaurant openings.....................           --               1               --               3
          Restaurant closings.....................           --              (2)              (1)             (2)
          Restaurants divested....................           --              --              (25)             --
                                                    --------------- ---------------  ---------------  --------------
          End of period...........................           --              25               --              25
                                                    --------------- ---------------  ---------------  --------------
      Total Rio Bravo Cantinas:
          Beginning of period.....................           --              61               66              55
          Restaurant openings.....................           --               3               --               9
          Restaurant closings.....................           --              (2)              (1)             (2)
          Restaurants divested....................           --              --              (65)             --
                                                    --------------- ---------------  ---------------  --------------
          End of period...........................           --              62               --              62
                                                    =============== ===============  ===============  ==============

 Specialty Restaurants............................           --               4               --               4
                                                    =============== ===============  ===============  ==============




                                                           13 Weeks Ended                   39 Weeks Ended
                                                    -------------------------------  -------------------------------
                                                     September 26,   September 27,    September 26,   September 27,
                                                          1999           1998             1999             1998
                                                    --------------- ---------------  ---------------  --------------
 Total number of restaurants:
          Beginning of period.....................        1,106            1,069            1,134            1,019
          Restaurant openings.....................           28               35               71               89
          Restaurant closings.....................           (1)              (5)              (3)              (9)
          Restaurants divested....................           --               --              (69)              --
                                                    --------------- ---------------  ---------------  --------------
          End of period...........................        1,133            1,099            1,133            1,099
                                                    =============== ===============  ===============  ==============

 Weighted average weekly sales per restaurant:
      Applebee's:
          Company(1)..............................    $  42,549        $  41,088       $   41,950       $   41,357
          Franchise...............................    $  40,689        $  39,148       $   40,615       $   39,693
          Total Applebee's........................    $  41,126        $  39,588       $   40,927       $   40,055
 Change in comparable restaurant sales:(2)
      Applebee's:
          Company(1)..............................          5.4 %            0.4 %            3.5 %           (0.5)%
          Franchise...............................          3.3 %            0.1 %            2.0 %           (0.4)%
          Total Applebee's........................          3.8 %            0.2 %            2.4 %           (0.5)%
 Total system sales (in thousands):
      Applebee's..................................    $ 598,675        $ 525,883       $1,754,568       $1,551,459
      Rio Bravo Cantinas..........................           --           39,169           42,661          115,626
      Specialty restaurants.......................           --            3,561            4,806           10,921
                                                    ---------------  --------------  ---------------  ---------------
          Total system sales......................    $ 598,675        $ 568,613       $1,802,035       $1,678,006
                                                    ===============  ==============  ===============  ===============








--------
 (1) Includes one Texas restaurant operated by the Company under a management agreement since July 1990.
 (2) When computing comparable restaurant sales, restaurants open for at least 18 months are compared from period to period.

Company Restaurant Sales. Company restaurant sales for the 1999 and 1998 quarters and the 1999 and 1998 year-to-date periods were as follows (in thousands):

                                                                     13 Weeks Ended
                                                --------------------------------------------------------
                                                 September 26,       September 27,         Increase
                                                      1999               1998             (Decrease)
                                                -----------------  -----------------  ------------------
         Applebee's........................       $     145,434      $     123,634      $     21,800
         Rio Bravo Cantinas................              --                 24,453           (24,453)
         Specialty restaurants.............              --                  3,561            (3,561)
                                                -----------------  -----------------  ------------------
              Total........................       $     145,434      $     151,648      $     (6,214)
                                                =================  =================  ==================

                                                                     39 Weeks Ended
                                                --------------------------------------------------------
                                                 September 26,       September 27,         Increase
                                                      1999               1998             (Decrease)
                                                -----------------  -----------------  ------------------
         Applebee's........................       $     419,582      $     348,519      $     71,063
         Rio Bravo Cantinas................              28,638             71,795           (43,157)
         Specialty restaurants.............               4,806             10,921            (6,115)
                                                -----------------  -----------------  ------------------
              Total........................       $     453,026      $     431,235      $     21,791
                                                =================  =================  ==================

Total Company restaurant sales decreased 4% in the 1999 quarter due to the sale of the Rio Bravo Cantina and specialty restaurants in April 1999. Total Company restaurant sales increased 5% in the 1999 year-to-date period. Sales increased 18% and 20% for Applebee's restaurants in the 1999 quarter and the 1999 year-to-date period, respectively, due to Company restaurant openings and increases in comparable restaurant sales. Sales in the 1999 year-to-date period also increased as a result of the March 1998 acquisition of 33 Applebee's restaurants in Virginia, offset by the decrease in sales resulting from the divestiture of the Rio Bravo Cantina and specialty restaurants.

Comparable restaurant sales at Company Applebee's restaurants increased by 5.4% and 3.5% in the 1999 quarter and the 1999 year-to-date period, respectively. Weighted average weekly sales at Company Applebee's restaurants increased 3.6% from $41,088 in the 1998 quarter to $42,549 in the 1999 quarter and increased 1.4% from $41,357 in the 1998 year-to-date period to $41,950 in the 1999 year-to-date period. These increases were due primarily to increased customer traffic as a result of the success of the Company's food promotions and an increase in network television advertising in 1999.

Franchise Income. Overall franchise income increased $1,257,000 (7%) from $17,002,000 in the 1998 quarter to $18,259,000 in the 1999 quarter and increased $3,523,000 (7%) from $50,427,000 in the 1998 year-to-date period to $53,950,000 in the 1999 year-to-date period. Such increases were due primarily to the increased number of franchise Applebee's restaurants operating during the 1999 quarter and 1999 year-to-date period. Successful system-wide food promotions also contributed to increases of 3.9% and 2.3% in weighted average weekly sales and 3.3% and 2.0% in comparable franchise restaurant sales in the 1999 quarter and 1999 year-to-date period, respectively. Franchise income in the 1999 year-to-date period was affected by a decrease in royalties as a result of the Virginia Acquisition in March 1998. In addition, the waiver of royalties related to the Rio Bravo Cantina restaurants and the sale of the concept during the second quarter of 1999 reduced franchise income in both the 1999 quarter and the 1999 year-to-date period.

Cost of Company Restaurant Sales. Food and beverage costs decreased from 27.5% in the 1998 quarter to 27.3% in the 1999 quarter and were 27.4% in both the 1998 year-to-date period and the 1999 year-to-date period. The decrease in the 1999 quarter was due, in part, to the sale of the Rio Bravo restaurants and was partially offset by higher costs relating to an all-you-can-eat Riblets promotion during the quarter. In addition, beverage sales, as a percentage of Company restaurant sales, declined from 16.1% and 16.7% in the 1998 quarter and the 1998 year-to-date period, respectively, to 13.3% and 14.4% in the 1999 quarter and the 1999 year-to-date period, respectively, which had a negative impact on overall food and beverage costs. The decrease in beverage sales was due, in part, to the sale of the Rio Bravo restaurants, which had a higher proportion of beverage sales. In addition, beverage sales, as a percentage of total sales, at Applebee's restaurants continued to decline. Management believes that the reduction in beverage sales is due, in part, to the continuation of the overall trend toward increased awareness of responsible alcohol consumption as well as a higher rate of growth in food sales resulting from successful food promotions.

Labor costs increased from 31.4% in the 1998 quarter to 31.5% in the 1999 quarter due to continued pressure on both hourly labor and management costs due to low unemployment and the highly competitive nature of the restaurant industry. In addition, labor costs increased due to higher management incentive compensation expense, as well as increased training during the 1999 quarter. These increases were partially offset by the impact of the sale of the Rio Bravo restaurants. Labor costs decreased from 31.8% in the 1998 year-to-date period to 31.6% in the 1999 year-to-date period due primarily to the lower labor costs in the acquired Virginia restaurants.

Direct and occupancy costs decreased from 25.3% in the 1998 quarter to 23.6% in the 1999 quarter and from 25.2% in the 1998 year-to-date period to 24.6% in the 1999 year-to-date period. The decreases in both periods were due primarily to the sale of the Rio Bravo restaurants, as well as leverage resulting from the sales increases at Applebee's restaurants in 1999, and a decrease in advertising costs, as a percentage of sales. In addition, depreciation expense, as a percentage of sales, decreased as the Company discontinued depreciation of the Rio Bravo Cantina, specialty and Philadelphia Applebee's restaurants at the time the agreements to sell the restaurants were reached.

General and Administrative Expenses. General and administrative expenses increased from 8.5% and 9.0% in the 1998 quarter and the 1998 year-to-date period, respectively, to 9.5% and 9.1% in the 1999 quarter and 1999 year-to-date period, respectively. The increase in the 1999 quarter and the 1999 year-to-date period was due primarily to the absorption of general and administrative expenses over a lower revenue base due to the divestiture of the Rio Bravo Cantina and specialty restaurants. In addition, incentive compensation expense increased as a result of the Company's performance.

Loss on Disposition of Restaurants and Equipment. Loss on disposition of restaurants and equipment increased from $858,000 in the 1998 year-to-date period to $9,716,000 in the 1999 year-to-date period due primarily to the loss on the disposition of the Rio Bravo Cantina and specialty restaurants of $9,000,000 which was recorded in the first quarter of 1999.

Interest Expense. Interest expense decreased in the 1999 quarter primarily as a result of a $31,000,000 senior term loan payment related to the sale of the Rio Bravo Cantina and specialty restaurants. This decrease was partially offset by an increase in interest resulting from borrowings under the revolving credit facility for stock repurchases. Interest expense increased in the 1999 year-to-date period as a result of interest associated with borrowings under the Company's $225,000,000 credit facilities related to the Virginia Acquisition.

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

Capital expenditures were $77,665,000 in fiscal year 1998 (excluding $101,749,000 related to the Virginia Acquisition, including acquisition costs) and $44,468,000 in the 1999 year-to-date period. The Company currently expects to open 27 Applebee's restaurants in 1999 and 25 to 27 Applebee's restaurants in 2000. Capital expenditures are expected to total between $60,000,000 and $62,000,000 for fiscal 1999 and between $55,000,000 and $60,000,000 in 2000, primarily for the development of new restaurants, refurbishments of and capital replacements for existing restaurants, and enhancements to information systems. The amount of actual capital expenditures will be dependent upon, among other things, the proportion of leased versus owned properties as the Company expects to continue to purchase a portion of its sites. In addition, if the Company opens more restaurants than it currently anticipates or acquires additional restaurants, its capital requirements will increase accordingly.

On March 30, 1998, the Company entered into a bank credit agreement that provides for $225,000,000 in senior secured credit facilities, consisting of an eight-year senior secured term loan of $125,000,000 and a five-year secured working capital facility of $100,000,000. In addition, the Company entered into a $3,000,000 unsecured line of credit facility in the second quarter of 1999 and a $10,000,000 unsecured line of credit facility in the third quarter of 1999, of which $5,000,000 may only be used for letters of credit. The Company also has a five-year $5,000,000 letter of credit facility. Both the senior term loan and the working capital facility are secured by the common stock of each of the Company's present and future subsidiaries and all intercompany debt of the Company and such subsidiaries. In addition, both the senior term loan and the working capital facility are subject to various covenants and restrictions which, among other things, require the maintenance of stipulated fixed charge, interest coverage and leverage ratios, as defined, and limit additional indebtedness and capital expenditures in excess of specified amounts. Cash dividends are limited to $5,000,000 through fiscal year 1999. The credit agreement originally permitted up to $50,000,000 to be utilized for repurchases of the Company's common stock. In February 1999, the credit agreement was amended to permit additional repurchases of common stock of up to $100,000,000 and to allow annual cash dividends of the greater of $5,000,000 or 50% of consolidated net income beginning in fiscal year 2000. The Company is currently in compliance with the covenants contained in its credit agreement.

In February 1999, the Company's Board of Directors approved plans to repurchase up to an additional $100,000,000 of the Company's common stock over a two-year period, subject to market conditions. During the 1999 year-to-date period, the Company repurchased 2,662,000 shares of its common stock at an aggregate cost of $81,883,000.

As of September 26, 1999, the Company held liquid assets totaling $5,965,000, consisting of cash and cash equivalents of $2,875,000 and short-term investments of $3,090,000. The working capital deficit decreased from $31,042,000 at December 27, 1998 to $14,454,000 at September 26, 1999. This decrease was due primarily to the reclassification of the property and equipment relating to the Philadelphia restaurants as "assets held for sale," a current asset. The Company's bank credit agreement requires that the net proceeds from the sale of assets be used to repay debt. As of September 26, 1999, $35,104,000 was outstanding under the Company's working capital and line of credit facilities and standby letters of credit totaling $3,541,000 were outstanding under its letter of credit facilities.

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

New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the Company beginning in the first quarter of fiscal year 2001. The Company believes that the adoption of the provisions of SFAS No. 133 will not have a material effect on its financial statements, based on current activities.

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

Key systems have been inventoried and assessed for compliance, and detailed plans are in place for required system modifications or replacements. Remediation and testing activities are well underway with approximately 98% of the systems already compliant. The Company expects to be fully compliant by November 1999. Inventories and assessments of non-information technology ("non-IT") systems were completed during 1998. Remediation of substantially all non-IT systems began in the fourth quarter of 1998 and was completed in the third quarter of 1999. Progress toward remediation programs is also monitored by senior management and periodically reported to the Company's Board of Directors.

Questionnaires have been sent to substantially all of the Company's suppliers to obtain reasonable assurance that plans are being developed to address the Year 2000 issue. Risk assessments and contingency plans, where necessary, were finalized in the third quarter of 1999. To the extent that vendors do not provide the Company with satisfactory evidence of their readiness to handle Year 2000 issues, contingency plans will be developed to obtain qualified replacement vendors. Information has also been provided to all franchisees regarding the potential risks associated with Year 2000 compliance.

Contingency plans for Year 2000-related interruptions that are critical to the ongoing operation of the business have been developed and include, but are not limited to, the development of emergency backup and recovery procedures, remediation of existing systems parallel with installation of new systems, replacement of electronic applications with manual processes, and identification of alternate suppliers. All contingency plans were completed by the end of the third quarter of 1999. However, no contingency plans are being developed for the availability of key public services and utilities.

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

As of September 26, 1999, the total amount of debt subject to interest rate fluctuations was $42,854,000 ($7,750,000 under the term loan and $35,104,000 under revolving credit and line of credit facilities). A 1% change in interest rates would result in an increase or decrease in interest expense of $429,000 per year.

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

As of September 26, 1999, the Company was using assets owned by a former franchisee in the operation of one restaurant which remains under a purchase rights agreement that required the Company to make certain payments to the franchisee's lender. In 1991, a dispute arose between the lender and the Company over the amount of the payments due the lender under that agreement and as to whether the Company had agreed to guarantee the franchisee's debt. Based upon a then-current independent appraisal, the Company offered to settle the dispute and purchase the assets of the three then-existing restaurants for $1,000,000 in 1991. In November 1992, the lender was declared insolvent by the FDIC and has since been liquidated. The Company closed one of the three restaurants in 1994 and one of the two remaining restaurants in February 1996. In the fourth quarter of 1996, the Company received information indicating that the franchisee's indebtedness to the FDIC had been acquired by a third party. In June 1997, the third party filed a lawsuit against the Company seeking approximately $3,800,000. In late April 1999, a summary judgment of $3,833,000 was awarded to the third party. The Company has filed an appeal and believes it has meritorious defenses. As of September 26, 1999, the Company believes it has recorded adequate reserves for this matter.

In addition, the Company is involved in various legal actions arising in the normal course of business. One such matter currently pending involves a dispute with the Company's franchisee for Germany regarding disclosures allegedly made or omitted by the Company. This matter is in the very early stages of assessment; however, the Company believes that it has meritorious defenses to the allegations of the franchisee and will vigorously defend these claims.

While the resolution of the matters described above may have an impact on the financial results for the period in which they are resolved, the Company believes that the ultimate disposition of these matters will not, in the aggregate, have a material adverse effect upon its business or consolidated financial position.


Item 6.     Exhibits and Reports on Form 8-K

            (a) The Exhibits listed on the accompanying Exhibit Index are filed as part of this report.

            (b) The Company did not file any reports on Form 8-K during the quarter ended September 26, 1999.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         APPLEBEE'S INTERNATIONAL, INC.
                                  (Registrant)



Date:  October 27, 1999                 By:  /s/    Lloyd L. Hill
     -------------------                  -----------------------------
                                          Lloyd L. Hill
                                          Chief Executive Officer, President and
                                          Chief Operating Officer

Date:  October 27, 1999                 By:  /s/    George D. Shadid
     -------------------                  -----------------------------
                                          George D. Shadid
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (principal financial officer)

Date:  October 27, 1999                 By:  /s/    Mark A. Peterson
     -------------------                  -----------------------------
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