Form 10-K
period 1999-12-26
APPLEBEES INTERNATIONAL INC
filed 2000-03-27
CIK 853665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended             December 26, 1999
                          -----------------------------------------

                                       OR

[    ]   TRANSITION  REPORT  PURSUANT TO  SECTION  13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------   -----------------------

Commission File Number:    000-17962


                         Applebee's International, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                  43-1461763
  ---------------------------------         ---------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 16, 2000 was $777,280,316 based upon the closing sale price on March 16, 2000.

The number of shares of the registrant's common stock outstanding as of March 16, 2000 was 26,573,686.

                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 is incorporated into Part III hereof.


                         APPLEBEE'S INTERNATIONAL, INC.
                                    FORM 10-K
                       FISCAL YEAR ENDED DECEMBER 26, 1999
                                      INDEX


                                                                                                              Page
PART I

Item 1.         Business................................................................................         3

Item 2.         Properties..............................................................................        14

Item 3.         Legal Proceedings.......................................................................        16

Item 4.         Submission of Matters to a Vote of Security Holders.....................................        16


PART II

Item 5.         Market for Registrant's Common Equity and
                      Related Stockholder Matters.......................................................        17

Item 6.         Selected Financial Data.................................................................        18

Item 7.         Management's Discussion and Analysis of
                      Financial Condition and Results of Operations.....................................        19

Item 8.         Financial Statements and Supplementary Data.............................................        26

Item 9.         Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure............................................        26

PART III

Item 10.        Directors and Executive Officers of the Registrant......................................        27

Item 11.        Executive Compensation..................................................................        27

Item 12.        Security Ownership of Certain Beneficial Owners and Management..........................        27

Item 13.        Certain Relationships and Related Transactions..........................................        27


PART IV

Item 14.        Exhibits and Reports on Form 8-K........................................................        28

Signatures..............................................................................................        29


                                     PART I

Item 1.       Business

General

Applebee's International, Inc. and its subsidiaries (the "Company") develops, franchises and operates casual dining restaurants under the name "Applebee's Neighborhood Grill & Bar." With nearly 1,200 restaurants and $2.35 billion in annual system sales, Applebee's Neighborhood Grill and Bar is the largest casual dining concept in America, both in terms of number of restaurants and market share.

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

As of December 26, 1999, there were 1,168 Applebee's restaurants, of which 906 were operated by franchisees and 262 were operated by the Company. The restaurants were located in 49 states and eight international countries. During 1999, 107 new restaurants were opened, including 80 franchise restaurants and 27 Company restaurants.

The Company acquired the Rio Bravo Cantina chain of Mexican casual dining restaurants in March 1995. On April 12, 1999, the Company completed the sale of the concept, which was comprised of 65 restaurants, including 40 Company restaurants and 25 franchised restaurants. On April 26, 1999, the Company completed the sale of its four specialty restaurants, which were also acquired in 1995.

With the divestiture of the Rio Bravo Cantina concept, the Company's strategy is to focus singularly on the Applebee's concept. During 1998, the Company introduced a new "small-town" restaurant prototype developed for communities of less than 25,000 population. The Company expects the long-term potential development of the small-town prototype to be at least 150 restaurants. Based on continued successful market penetration of the Applebee's concept as well as the new potential for small-towns, the Company now expects the ultimate domestic potential of the Applebee's system to be at least 1,800 restaurants.

The following table sets forth certain unaudited financial information and other restaurant data relating to Company and franchise restaurants, as reported to the Company by franchisees.

                                                                             Fiscal Year Ended
                                                            -----------------------------------------------------
                                                             December 26,       December 27,      December 28,
                                                                 1999              1998              1997
                                                           -----------------  ----------------  -----------------
   Number of restaurants:
   Applebee's:
        Company(1):
            Beginning of year............................            247               190                148
            Restaurant openings..........................             27                32                 32
            Restaurant closings..........................             --                (2)                (1)
            Restaurants acquired from (by) franchisees...            (12)               27                 11
                                                           -----------------  ----------------  -----------------
            End of year..................................            262               247                190
                                                           -----------------  ----------------  -----------------
        Franchise:
            Beginning of year............................            817               770                671
            Restaurant openings..........................             80                84                113
            Restaurant closings..........................             (3)              (10)                (3)
            Restaurants acquired by (from) franchisees...             12               (27)               (11)
                                                           -----------------  ----------------  -----------------
            End of year..................................            906               817                770
                                                           -----------------  ----------------  -----------------
        Total Applebee's:
            Beginning of year............................          1,064               960                819
            Restaurant openings..........................            107               116                145
            Restaurant closings..........................             (3)              (12)                (4)
                                                           -----------------  ----------------  -----------------
            End of year..................................          1,168             1,064                960
                                                           =================  ================  =================

   Rio Bravo Cantinas:
        Company:
            Beginning of year............................             40                31                 21
            Restaurant openings..........................             --                 9                 10
            Restaurants divested.........................            (40)               --                 --
                                                           -----------------  ----------------  -----------------
            End of year..................................             --                40                 31
                                                           -----------------  ----------------  -----------------
        Franchise:
            Beginning of year............................             26                24                  9
            Restaurant openings..........................             --                 4                 16
            Restaurant closings..........................             (1)               (2)                (1)
            Restaurants divested.........................            (25)               --                 --
                                                           -----------------  ----------------  -----------------
            End of year..................................             --                26                 24
                                                           -----------------  ----------------  -----------------
        Total Rio Bravo Cantinas:
            Beginning of year............................             66                55                 30
            Restaurant openings..........................             --                13                 26
            Restaurant closings..........................             (1)               (2)                (1)
            Restaurants divested.........................            (65)               --                 --
                                                           -----------------  ----------------  -----------------
            End of year..................................             --                66                 55
                                                           =================  ================  =================

   Specialty Restaurants.................................             --                 4                  4
                                                           =================  ================  =================

   Total number of restaurants:
            Beginning of year............................          1,134             1,019                853
            Restaurant openings..........................            107               129                171
            Restaurant closings..........................             (4)              (14)                (5)
            Restaurants divested.........................            (69)               --                 --
                                                           -----------------  ----------------  -----------------
            End of year..................................          1,168             1,134              1,019
                                                           =================  ================  =================



                                                                             Fiscal Year Ended
                                                            -----------------------------------------------------
                                                            December 26,      December 27,       December 28,
                                                                1999              1998               1997
                                                           -----------------  ----------------  -----------------
   Weighted average weekly sales per restaurant:
        Applebee's:
            Company(1)..................................     $   41,674         $   40,664        $   41,176
            Franchise...................................     $   40,297         $   39,077        $   39,513
            Total Applebee's............................     $   40,619         $   39,428        $   39,826
        Rio Bravo Cantinas:
            Company(2)..................................          --            $   52,789        $   60,946
            Franchise...................................          --            $   41,675        $   49,288
            Total Rio Bravo Cantinas....................          --            $   47,966        $   56,206
   Change in comparable restaurant sales:(3)
        Applebee's:
            Company(1)..................................           4.4%             (0.4)%             0.1 %
            Franchise...................................           2.9%             (0.1)%             0.6 %
            Total Applebee's............................           3.2%             (0.2)%             0.5 %
        Rio Bravo Cantinas (Company)....................            --              (6.8)%            (1.6)%
   Total system sales (in thousands):
        Applebee's......................................     $2,347,388         $2,066,273        $1,818,503
        Rio Bravo Cantinas..............................         42,661            150,899           128,196
        Specialty restaurants...........................          4,806             14,373            14,435
                                                           -----------------  ----------------  -----------------
            Total system sales..........................     $2,394,855         $2,231,545        $1,961,134
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

Applebee's restaurants are designed according to Company specifications and are located in free-standing buildings, end caps of strip shopping centers, and shopping malls. The Company has four free-standing restaurant prototypes. The two larger prototypes are approximately 4,700 and 5,000 square feet and seat approximately 165 and 200 patrons, respectively. There are also two "small-town" prototypes which are approximately 3,800 and 4,300 square feet and seat approximately 135 and 145 patrons, respectively.

During 1998, the Company introduced the new small-town restaurant prototype for communities of less than 25,000 population. There were 19 test units of the new small-town designs open as of December 26, 1999, nine by the Company and ten by franchisees, and additional units are in the development pipeline for both the Company and selected franchisees. The Company expects the long-term potential development of the small-town prototype to be at least 150 restaurants. Based on continued successful market penetration of the Applebee's concept as well as the new potential for small-towns, the Company now expects the ultimate domestic potential of the Applebee's system to be at least 1,800 restaurants.

Each Applebee's restaurant has a bar and many restaurants offer patio seating. The decor of each restaurant incorporates artifacts and memorabilia such as old movie posters, musical instruments and sports equipment along with photographs and magazine and newspaper articles highlighting local history and personalities, giving each restaurant an individual, neighborhood identity. Each Applebee's restaurant is required to be remodeled every six years to embody the design elements of the current prototype.

Menu. Each Applebee's restaurant offers a diverse menu of high quality, moderately priced food and beverage items consisting of traditional favorites and innovative dishes. The restaurants feature a broad selection of entrees, including beef, chicken, seafood and pasta items prepared in a variety of cuisines, as well as appetizers, salads, sandwiches, specialty drinks and desserts. Substantially all restaurants offer beer, wine, liquor and premium specialty drinks. During 1999, alcoholic beverages accounted for 13.7% of Company owned Applebee's restaurant sales. The Company continuously develops and tests new menu items through regional consumer tastings and additional tests in selected Company and franchise restaurants. Franchisees are required to present a menu consisting of approximately 65% of selections from the Company approved list of national core items and approximately 35% of additional items selected from the Company approved list of optional items.

Restaurant Operations. All restaurants are operated in accordance with uniform operating standards and specifications relating to the quality and preparation of menu items, selection of menu items, maintenance and cleanliness of premises, and employee conduct. All standards and specifications are developed by the Company, with input from franchisees, and are applied on a system-wide basis.

Training. The Company has an operations training course for general managers, kitchen managers and other restaurant managers. The course consists of in-store task-oriented training and formal administrative, customer service, and financial training which typically lasts from six to ten weeks. A team of Company employed trainers is provided for new restaurants to conduct hands-on training for all restaurant employees to ensure compliance with Company standards. The Company, generally through in-restaurant seminars and video presentations, provides periodic training for its restaurant employees regarding topics such as the responsible service of alcohol and food sanitation and storage.

Advertising. The Company has historically concentrated its advertising and marketing efforts primarily on food-specific promotions, with each promotion featuring a specific theme or ethnic cuisine. The Company advertises on a national, regional and local basis, utilizing primarily television, radio and print media. In 1999, approximately 4.0% of sales for Company Applebee's restaurants was spent on advertising, including 1.5% contributed to the national advertising pool which develops and funds the specific national promotions. Beginning in 2000, the contribution to the national advertising pool will increase from 1.5% to 2.1% of sales. The remainder of the Company's advertising expenditures are focused on local advertising in areas with Company owned restaurants.

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

In order to maximize overall system growth, the Company's expansion strategy through 1992 emphasized franchise arrangements with experienced, successful and financially capable restaurant operators. Although the Company continues to expand  the  Applebee's  system  across  the  United  States  through  franchise operations, commencing in 1992, the system growth strategy also included increasing the number of Company restaurants through the direct development of strategic territories and, if available under acceptable financial terms, by selectively acquiring existing franchise restaurants and terminating related development rights held by the selling franchisee. In that regard, the Company has expanded from a total of 31 owned or operated restaurants as of December 27, 1992 to a total of 262 as of December 26, 1999 through the opening of 184 new restaurants and the acquisition of 81 franchise restaurants over the last seven years. In addition, as part of its portfolio management strategy, the Company has sold 26 restaurants to franchisees during this period, including 12 restaurants in the Philadelphia market in December 1999.

The Company opened 27 new Applebee's restaurants in 1999 and anticipates opening approximately 25 to 27 new Applebee's restaurants in 2000, although it may open more or less restaurants depending upon the availability of appropriate new sites. The areas in which the Company's restaurants are located and the areas where the Company opened new restaurants during 1999 are set forth in the following table.






                                                                                               Company
                                                                            Company          Restaurants
                                                                          Restaurants           as of
                                                                           Opened in         December 26,
                                     Area                                     1999               1999
        -------------------------------------------------------------  -----------------  ------------------
        New England (includes Massachusetts, Vermont,
          New Hampshire, Rhode Island and Maine)....................                6                 41
        Detroit/Southern Michigan...................................                6                 40
        Virginia....................................................                2                 37
        Minneapolis/St. Paul, Minnesota.............................                3                 35
        North/Central Texas.........................................                3                 27
        Kansas City, Missouri/Kansas................................                2                 24
        St. Louis, Missouri/Illinois................................                3                 24
        Las Vegas/Reno, Nevada......................................               --                 12
        Atlanta, Georgia............................................                1                  9
        San Diego/Southern California...............................               --                  7
        Albuquerque, New Mexico.....................................               --                  6
        Philadelphia, Pennsylvania..................................                1                 --
                                                                       -----------------  ------------------
                                                                                   27                262
                                                                       =================  ==================

Restaurant Operations. The staff for a typical Applebee's restaurant consists of one general manager, one kitchen manager, two or three assistant managers and approximately 60 hourly employees. All managers of Company owned restaurants receive a salary and performance bonus based on restaurant sales, profits and adherence to Company standards. As of December 26, 1999, the Company employed nine Regional Vice Presidents of Operations/Directors of Operations and 43 Area Directors, whose duties include regular restaurant visits and inspections and the ongoing maintenance of the Company standards of quality, service, cleanliness, value, and courtesy. In addition to providing a significant contribution to revenues and operating earnings, Company restaurants are used for many purposes which are integral to the development of the entire system, including testing of new menu items and training of franchise restaurant managers and operating personnel. In addition, the operation of Company restaurants enables the Company to develop and refine its operating standards and specifications further and to understand and better respond to day-to-day management and operating concerns of franchisees.

The Applebee's Franchise System

Franchise Territory and Restaurant Openings. The Company currently has exclusive franchise arrangements with approximately 68 franchise groups, including 13 international franchisees. The Company has generally selected franchisees that are experienced multi-unit restaurant operators who have been involved with other restaurant concepts. The Company's franchisees operate Applebee's restaurants in 42 states and eight international countries. Virtually all territories in the contiguous 48 states have been granted to franchisees or designated for Company development.

As of December 26, 1999, there were 906 franchise restaurants. Franchisees opened 113 restaurants in 1997, 84 restaurants in 1998 and 80 restaurants in 1999. The Company anticipates between 90 to 100 franchise restaurant openings in 2000.

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

Advertising. Through 1999, domestic franchisees were required to spend at least 1.5% of gross sales on local advertising and promotional activities, in addition to their contribution of 1.5% of gross sales to the national advertising fund. To fund the Company's brand-building strategy, the required contribution to the national advertising fund will increase to 2.1% of gross sales in 2000, and may increase from 2.1% to a maximum of 2.5% of gross sales in 2001. Beginning in 2002, the required contribution will be 2.5% of gross sales. Franchisees also promote the opening of each restaurant and the Company, subject to certain conditions, reimburses the franchisee for 50% of the out-of-pocket opening advertising expenditures, up to a maximum of $2,500. The Company can increase the combined amount of the advertising fee and the amount required to be spent on local advertising and promotional activities to a maximum of 5% of gross sales.

Training and Support. The Company provides ongoing advice and assistance to franchisees in connection with the operation and management of each restaurant through training sessions, meetings, seminars, on-premises visits, and by written or other material. Such advice and assistance relates to revisions to operating manual policies and procedures, and new developments, techniques, and improvements in restaurant management, food and beverage preparation, sales promotion, and service concepts. The Company also has franchise business managers (12 at December 26, 1999) who are responsible for assisting each franchisee with business planning, development, technology and human resources efforts.

Quality Control. The Company continuously monitors franchisee operations and inspects restaurants, principally through its full-time franchise territory managers (14 at December 26, 1999). The Company makes both scheduled and unannounced inspections of restaurants to ensure that only approved products are in use and that Company prescribed practices and procedures are being followed. A minimum of three planned visits are made each year, during which a representative of the Company conducts an inspection and consultation at each restaurant. The Company has the right to terminate a franchise if a franchisee does not operate and maintain a restaurant in accordance with the Company's requirements.

Franchise Business Council. The Company maintains a Franchise Business Council which provides advice to the Company regarding operations, marketing, product development and other aspects of restaurant operations for the purpose of improving the franchise system. As of December 26, 1999, the Franchise Business Council consisted of seven franchisee representatives, two members of the Company's senior management, and the Company's Chairman of the Board. One franchisee representative is a permanent member, one franchisee representative must be a franchisee with five or less restaurants, and any franchisee who operates 10% or more of the total number of system restaurants (currently none) is reserved a seat. In addition, the Company's Chairman is a permanent member of the Franchise Business Council. The remaining franchisee representatives are elected by franchisees prior to, and announced at, the annual franchise convention.

International Franchise Agreements. The Company has begun pursuing international franchising of the Applebee's concept under a long-term strategy of controlled expansion. This strategy includes seeking qualified franchisees with the resources to open multiple restaurants in each territory and the familiarity with the specific local business environment. The Company is currently focusing on international franchising in major cities in Canada, Mexico, Central America and the Middle East. In this regard, the Company currently has development agreements with 13 international franchisees. The Company had 26 international restaurants in operation as of December 26, 1999. The success of current international operations and further international expansion will be dependent upon, among other things, local acceptance of the Applebee's concept, and the Company's ability to attract qualified franchisees and operating personnel, to comply with the regulatory requirements of the local jurisdictions, and to supervise international franchisee operations effectively.

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

Service Marks

The Company owns the rights to the "Applebee's Neighborhood Grill & Bar(R)" service mark and certain variations thereof in the United States and in various foreign countries. The Company is aware of names and marks similar to the service marks of the Company used by third parties in certain limited geographical areas. The Company intends to protect its service marks by appropriate legal action where and when necessary.

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

Employees

At December 26, 1999, the Company employed approximately 16,700 full and part-time employees, of whom approximately 380 were corporate personnel, 1,220 were restaurant managers or managers in training and 15,100 were employed in non-management full and part-time restaurant positions. Of the 380 corporate employees, 140 were in management positions and 240 were general office employees, including part-time employees.

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

Executive Officers of the Registrant

The executive officers of the Company as of December 26, 1999 are shown below.

                 Name                Age                  Position

    Abe J. Gustin, Jr................ 65     Chairman of the Board of Directors
    Lloyd L. Hill.................... 55     Chief  Executive Officer, President and Member of the Board of
                                                Directors
    Steven K. Lumpkin................ 45     Executive Vice President of Strategic Development
    George D. Shadid................. 45     Executive Vice President and  Chief Financial Officer,
                                                Treasurer and Member of the Board of Directors
    Julia A. Stewart................. 44     President of Applebee's Division
    Larry A. Cates................... 51     President of International Division
    Karen B. Eadon................... 46     Senior Vice President of Marketing
    Louis A. Kaucic.................. 48     Senior Vice President of Human Resources
    John F. Koch..................... 40     Senior Vice President of Research and Development
    Carin L. Stutz................... 43     Senior Vice President of Company Operations

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

Karen B. Eadon was employed by the Company in March 1999 as Senior Vice President of Marketing. From April 1995 to March 1999, Ms. Eadon was Vice President of Retail Marketing Programs with ARCO Products, a leading gasoline retail and convenience store chain. From April 1993 to November 1994, she was employed as Vice President of Marketing by Carl Karcher Enterprises, owner and franchisor of Carl's Jr. restaurants. From 1985 to 1993, Ms. Eadon held several key marketing positions with Taco Bell Corporation.

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

John F. Koch was employed by the Company in February 1999 as Senior Vice President of Research and Development. From January 1990 to February 1999, Mr. Koch held various positions with The Olive Garden, most recently as the Senior Vice President of Food and Beverage. Mr. Koch has over 20 years experience in the restaurant industry.

Carin L. Stutz was employed by the Company in November 1999 as Senior Vice President of Operations. From July 1994 to November 1999, Ms. Stutz was Division Vice President with Wendy's International. From 1993 to 1994, she was Regional Operations Vice President for Sodexho, USA. From 1990 to 1993, Ms. Stutz was employed by Nutri/System, Inc. as a Vice President of Corporate Operations. Prior to 1990, Ms. Stutz was employed for 12 years with Wendy's International.

Item 2.       Properties

At December 26, 1999, the Company owned or operated 262 restaurants, of which it leased the land and building for 59 sites, owned the building and leased the land for 80 sites, and owned the land and building for 123 sites. In addition, as of December 26, 1999, the Company owned 8 sites for future development of restaurants and had entered into 4 lease agreements for restaurant sites the Company plans to open during 2000. The Company's leases generally have an initial term of 15 to 20 years, with renewal terms of 5 to 20 years, and provide for a fixed rental plus, in certain instances, percentage rentals based on gross sales.

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

The following table sets forth the 49 states and the eight international countries in which Applebee's are located and the number of restaurants operating in each state or country as of December 26, 1999:




                                                                 Number of Restaurants
                                                  -----------------------------------------------------
                    State or Country                 Company            Franchise        Total System
            ----------------------------------    --------------      --------------     --------------

            Domestic:
            --------
            Alabama........................              --                 22                  22
            Alaska.........................              --                  1                   1
            Arizona........................              --                 18                  18
            Arkansas.......................              --                  6                   6
            California.....................               7                 56                  63
            Colorado.......................              --                 25                  25
            Connecticut....................              --                  4                   4
            Delaware.......................              --                  4                   4
            Florida........................              --                 70                  70
            Georgia........................               9                 48                  57
            Idaho..........................              --                  6                   6
            Illinois.......................               6                 40                  46
            Indiana........................              --                 44                  44
            Iowa...........................              --                 19                  19
            Kansas.........................              10                 13                  23
            Kentucky.......................              --                 23                  23
            Louisiana......................              --                 17                  17
            Maine..........................               4                 --                   4
            Maryland.......................              --                 18                  18
            Massachusetts..................              19                 --                  19
            Michigan.......................              40                  8                  48
            Minnesota......................              35                 --                  35
            Mississippi....................              --                 12                  12
            Missouri.......................              32                  8                  40
            Montana........................              --                  6                   6
            Nebraska.......................              --                 10                  10
            Nevada.........................              12                 --                  12
            New Hampshire..................              11                 --                  11
            New Jersey.....................              --                 20                  20
            New Mexico.....................               6                  4                  10
            New York.......................              --                 50                  50
            North Carolina.................               1                 39                  40
            North Dakota...................              --                  6                   6
            Ohio...........................              --                 58                  58
            Oklahoma.......................              --                 13                  13
            Oregon.........................              --                 10                  10
            Pennsylvania...................              --                 35                  35
            Rhode Island...................               5                 --                   5
            South Carolina.................              --                 36                  36
            South Dakota...................              --                  2                   2
            Tennessee......................              --                 40                  40
            Texas..........................              27                 23                  50
            Utah...........................              --                  7                   7
            Vermont........................               2                 --                   2
            Virginia.......................              36                  9                  45
            Washington.....................              --                 12                  12
            West Virginia..................              --                 11                  11
            Wisconsin......................              --                 24                  24
            Wyoming........................              --                  3                   3
                                                  --------------      --------------     --------------
            Total Domestic.................             262                880               1,142
                                                  --------------      --------------     --------------





                                                                 Number of Restaurants
                                                  -----------------------------------------------------
                    State or Country                 Company            Franchise        Total System
            ----------------------------------    --------------      --------------     --------------
            International:
            -------------
            Canada.........................              --                 11                  11
            Germany........................              --                  2                   2
            Greece.........................              --                  1                   1
            Honduras.......................              --                  1                   1
            Kuwait.........................              --                  1                   1
            Mexico.........................              --                  3                   3
            Netherlands....................              --                  5                   5
            Sweden.........................              --                  2                   2
                                                  --------------      --------------     --------------
            Total International............              --                 26                  26
                                                  --------------      --------------     --------------
                                                        262                906               1,168
                                                  ==============      ==============     ==============


Item 3.       Legal Proceedings

As of December 26, 1999, the Company was using assets owned by a former franchisee in the operation of one restaurant which remains under a purchase rights agreement that required the Company to make certain payments to the franchisee's lender. In 1991, a dispute arose between the lender and the Company over the amount of the payments due the lender under that agreement and as to whether the Company had agreed to guarantee the franchisee's debt. Based upon a then-current independent appraisal, the Company offered to settle the dispute and purchase the assets of the three then-existing restaurants for $1,000,000 in 1991. In November 1992, the lender was declared insolvent by the FDIC and has since been liquidated. The Company closed one of the three restaurants in 1994 and one of the two remaining restaurants in February 1996. In the fourth quarter of 1996, the Company received information indicating that the franchisee's indebtedness to the FDIC had been acquired by a third party. In June 1997, the third party filed a lawsuit against the Company seeking approximately $3,800,000. In April 1999, a summary judgment of $3,833,000 was awarded to the third party. The Company has filed an appeal and believes it has meritorious defenses. As of December 26, 1999, the Company believes it has recorded adequate reserves for this matter.

The Company has reached an agreement in principle to settle a dispute with the Company's franchisee for Germany regarding disclosures allegedly made or omitted by the Company.

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

1. The Company's common stock trades on The Nasdaq Stock Market(R)under the symbol APPB.

         The table below sets forth for the fiscal quarters indicated the reported high and low sale prices of the Company's common stock, as reported on The Nasdaq Stock Market.

                                                       1999                              1998
                                          -------------------------------   -------------------------------
                                               High            Low               High            Low
                                          --------------- ---------------   --------------- ---------------
                First Quarter              $      28.69    $     20.00       $      23.75    $     16.13
                Second Quarter             $      32.75    $     22.50       $      26.00    $     20.00
                Third Quarter              $      34.94    $     29.88       $      24.63    $     18.25
                Fourth Quarter             $      35.00    $     23.00       $      22.13    $     16.88

2.       Number of stockholders of record at December 26, 1999:    1,173

3. An annual dividend of $0.10 per common share was declared on December 16, 1999 for stockholders of record on December 27, 1999, and the dividend was payable on January 28, 2000. An annual dividend of $0.09 per common share was declared on November 19, 1998 for stockholders of record on December 16, 1998, and the dividend was payable on January 21, 1999.

         The Company presently anticipates continuing the payment of cash dividends based upon its annual net income. The actual amount of such dividends will depend upon future earnings, results of operations, capital requirements, the financial condition of the Company and certain other factors. There can be no assurance as to the amount of net income that the Company will generate in 2000 or future years and, accordingly, there can be no assurance as to the amount that will be available for the declaration of dividends, if any.

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


                                                                          Fiscal Year Ended
                                           --------------------------------------------------------------------------------
                                            December 26,    December 27,    December 28,    December 29,    December 31,
                                                1999            1998            1997            1996            1995
                                           --------------- --------------- --------------- --------------- ----------------
                                                              (in thousands, except per share amounts)
STATEMENT OF
     EARNINGS DATA:
Company restaurant sales.................     $  596,754      $  580,840      $  452,173      $  358,990      $  299,824
Franchise income.........................         72,830          66,722          63,647          54,141          43,739
                                           --------------- --------------- --------------- --------------- ----------------
     Total operating revenues............     $  669,584      $  647,562      $  515,820      $  413,131      $  343,563
                                           =============== =============== =============== =============== ================
Operating earnings.......................     $   94,910      $   88,562      $   71,283      $   58,833      $   45,712
Earnings before extraordinary item.......     $   54,198      $   50,656      $   45,091      $   38,014      $   27,420
Basic earnings per share before
   extraordinary item....................     $     1.91      $     1.67      $     1.44      $     1.22      $     0.94
Diluted earnings per share before
   extraordinary item....................     $     1.89      $     1.67      $     1.43      $     1.21      $     0.92
Net earnings.............................     $   54,198      $   50,015      $   45,091      $   38,014      $   27,420
Basic net earnings per share.............     $     1.91      $     1.65      $     1.44      $     1.22      $     0.94
Diluted net earnings per share...........     $     1.89      $     1.65      $     1.43      $     1.21      $     0.92
Dividends per share......................     $     0.10      $     0.09      $     0.08      $     0.07      $     0.06
Basic weighted average shares
   outstanding...........................         28,403          30,272          31,401          31,188          29,319
Diluted weighted average shares
   outstanding...........................         28,601          30,385          31,640          31,533          29,860

BALANCE SHEET DATA
     (AT END OF FISCAL YEAR):
Total assets.............................     $  442,216      $  510,904      $  377,474      $  314,111      $  270,680
Long-term obligations, including
  current portion........................     $  108,100      $  147,188      $   29,105      $   25,843      $   27,427
Stockholders' equity.....................     $  253,873      $  296,053      $  290,443      $  244,764      $  203,993


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

The Company operates on a 52 or 53 week fiscal year ending on the last Sunday in December. The Company's fiscal years ended December 26, 1999, December 27, 1998 and December 28, 1997 contained 52 weeks and are referred to hereafter as 1999, 1998 and 1997, respectively.

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

Divestitures

On April 12, 1999, the Company completed the sale of its Rio Bravo Cantina concept, which was comprised of 65 restaurants, including 40 Company restaurants and 25 franchised restaurants. The Company received $53 million in consideration ($47 million in cash at closing and a $6 million 8% subordinated note due in ten years). On April 26, 1999, the Company also completed the sale of its four specialty restaurants for $12 million in cash. The two sale transactions and related expenses resulted in a loss on disposition of $9,000,000 before income taxes ($5,670,000 net of income taxes), which was recorded in the first quarter of 1999. Total Company restaurant sales, franchise income and cost of Company restaurant sales for the 1999 period prior to divestiture were $33,444,000, $26,000 and $30,331,000, respectively, for both the Rio Bravo Cantina and specialty restaurants.

On December 13, 1999, the Company completed the sale of 12 Applebee's restaurants in the Philadelphia market for $23,465,000. The operations of the restaurants and future restaurant development in the market area were assumed by an existing Applebee's franchisee. In connection with this transaction, the Company recognized a gain in the fourth quarter of 1999 of $4,193,000 ($2,650,000 net of income taxes). Total Company restaurant sales and cost of Company restaurant sales for these restaurants for the 1999 period prior to divestiture were $22,759,000 and $18,568,000, respectively.

Results of Operations

The following table sets forth, for the periods indicated, information derived from the Company's consolidated statements of earnings expressed as a percentage of total operating revenues, except where otherwise noted. Percentages may not add due to rounding.

                                                                           Fiscal Year Ended
                                                            ------------------------------------------------
                                                             December 26,    December 27,     December 28,
                                                                 1999            1998             1997
                                                            --------------  --------------  ----------------
  Revenues:
       Company restaurant sales.........................            89.1%           89.7%           87.7%
       Franchise income.................................            10.9            10.3            12.3
                                                            --------------  --------------  ----------------
          Total operating revenues......................           100.0%          100.0%          100.0%
                                                            ==============  ==============  ================
  Cost of sales (as a percentage of Company restaurant sales):
       Food and beverage................................            27.5%           27.4%           27.5%
       Labor............................................            31.6            31.9            32.1
       Direct and occupancy.............................            24.4            25.3            25.3
       Pre-opening expense..............................             0.3             0.5             0.8
                                                            --------------  --------------  ----------------
          Total cost of sales...........................            83.7%           85.1%           85.7%
                                                            ==============  ==============  ================

  General and administrative expenses...................             9.5%            9.0%           10.2%
  Amortization of intangible assets.....................             0.9             0.9             0.6
  Loss on disposition of restaurants and equipment......             0.8             0.1             0.2
                                                            --------------  --------------  ----------------
  Operating earnings....................................            14.2            13.7            13.8
                                                            --------------  --------------  ----------------
  Other income (expense):
       Investment income................................             0.2             0.2             0.4
       Interest expense.................................            (1.6)           (1.5)           (0.3)
       Other income.....................................             0.1             0.1             0.1
                                                            --------------  --------------  ----------------
          Total other income (expense)..................            (1.4)           (1.3)            0.1
                                                            --------------  --------------  ----------------
  Earnings before income taxes and extraordinary item...            12.8            12.4            13.9
  Income taxes..........................................             4.7             4.6             5.2
                                                            --------------  --------------  ----------------
  Earnings before extraordinary item....................             8.1             7.8             8.7
  Extraordinary loss from early extinguishment
       of debt, net of income taxes.....................              --            (0.1)             --
                                                            --------------  --------------  ----------------
  Net earnings..........................................             8.1%            7.7%            8.7%
                                                            ==============  ==============  ================

Fiscal Year Ended December 26, 1999 Compared With Fiscal Year Ended December 27, 1998


Company Restaurant Sales. Total Company restaurant sales increased $15,914,000 (3%) from $580,840,000 in 1998 to $596,754,000 in 1999. Sales for Company
Applebee's restaurants increased $91,730,000 (19%) from $471,580,000 in 1998 to $563,310,000 in 1999 due primarily to Company restaurant openings, increases in comparable restaurant sales and incremental sales from the 33 Virginia restaurants acquired in March 1998. Sales for Company Rio Bravo Cantina restaurants decreased from $94,887,000 in 1998 to $28,638,000 in 1999, and sales for the specialty restaurants decreased from $14,373,000 in 1998 to $4,806,000 in 1999 as a result of their divestiture in April 1999.

Comparable restaurant sales at Company Applebee's restaurants increased by 4.4% in 1999. Weighted average weekly sales at Company Applebee's restaurants increased 2.5% from $40,664 in 1998 to $41,674 in 1999. These increases were due to increased customer traffic as a result of the success of the Company's food promotions, an increase in network television advertising in 1999 and increased sales of appetizers, drinks and desserts.

Franchise Income. Overall franchise income increased $6,108,000 (9%) from $66,722,000 in 1998 to $72,830,000 in 1999 due primarily to the increased number of franchise Applebee's restaurants operating during 1999 as compared to 1998. Successful system-wide food promotions also contributed to increases of 2.9% and 3.1%, respectively, in comparable restaurant sales and weighted average weekly sales for franchise Applebee's restaurants in 1999. These increases were partially offset by a reduction in franchise royalties as a result of the sale of the Rio Bravo Cantina concept during the second quarter of 1999 and the waiver of royalties related to these restaurants, as well as the acquisition of the Virginia restaurants in the second quarter of 1998.

Cost of Company Restaurant Sales. Food and beverage costs increased from 27.4% in 1998 to 27.5% in 1999. This increase resulted from the Company's strategy of investing in higher cost food promotional items, which was partially offset by the impact of the sale of the Rio Bravo restaurants. In addition, beverage sales, as a percentage of total Company restaurant sales, declined from 16.6% in 1998 to 14.4% in 1999 which had a negative impact on overall food and beverage costs, as a percentage of Company restaurant sales. This decrease was due, in part, to the sale of the Rio Bravo restaurants, which had a higher proportion of beverage sales. Management also believes that the reduction in beverage sales was due, in part, to the continuation of the overall trend toward increased awareness of responsible alcohol consumption as well as a higher rate of growth in food sales resulting from successful food promotions.

Labor costs decreased from 31.9% in 1998 to 31.6% in 1999. The decrease was due primarily to lower labor costs in the acquired Virginia restaurants and the impact of the sale of the Rio Bravo restaurants. These decreases were partially offset by continued pressure on both hourly labor and management costs due to low unemployment as well as the highly competitive nature of the restaurant industry.

Direct and occupancy costs decreased from 25.3% in 1998 to 24.4% in 1999. This decrease was due primarily to the sale of the Rio Bravo restaurants, a decrease in advertising costs, as a percentage of sales, and leverage resulting from the sales increases at Applebee's restaurants in 1999.

General and Administrative Expenses. General and administrative expenses increased from 9.0% in 1998 to 9.5% in 1999 due to the absorption of general and administrative expenses over a lower revenue base as a result of the divestiture of the Rio Bravo and specialty restaurants. General and administrative expenses increased by $5,294,000 during 1999 compared to 1998 due primarily to increased incentive compensation expense as a result of the Company's performance.

Loss on Disposition of Restaurants and Equipment. Loss on disposition of restaurants and equipment increased from $952,000 in 1998 to $5,607,000 in 1999 due primarily to the loss on the disposition of the Rio Bravo Cantina and specialty restaurants of $9,000,000 which was partially offset by the gain on the sale of the Philadelphia restaurants of $4,193,000.

Interest Expense. Interest expense increased in 1999 compared to 1998 primarily as a result of interest associated with borrowings under the Company's credit facilities for stock repurchases.

Income Taxes. The effective income tax rate, as a percentage of earnings before income taxes, was 36.8% in 1999 compared to 37.0% in 1998. The decrease in the Company's overall effective tax rate in 1999 was due primarily to an increase in credits resulting from FICA taxes on tips and Work Opportunity Tax Credits.

Fiscal Year Ended December 27, 1998 Compared With Fiscal Year Ended December 28, 1997

Company Restaurant Sales. Total Company restaurant sales increased $128,667,000 (28%) from $452,173,000 in 1997 to $580,840,000 in 1998. Sales for Company
Applebee's restaurants increased $117,137,000 (33%) from $354,443,000 in 1997 to $471,580,000 in 1998 due primarily to Company restaurant openings, sales from the 33 Virginia restaurants acquired in March 1998, and incremental sales from the 11 St. Louis restaurants acquired in April 1997. Sales for Company Rio Bravo Cantina restaurants were $83,295,000 and $94,887,000 in 1997 and 1998, respectively, and sales for the specialty restaurants were $14,435,000 and $14,373,000 in 1997 and 1998, respectively. The increase in sales for the Rio Bravo Cantina restaurants resulted from Company restaurant openings.

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

Interest Expense. Interest expense increased in 1998 compared to 1997 primarily as a result of interest associated with borrowings under the Company's credit facilities and capitalized leases related to the St. Louis and Virginia acquisitions.

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

Capital expenditures were $77,665,000 in fiscal year 1998 (excluding $101,749,000 related to the Virginia Acquisition, including acquisition costs) and $53,945,000 in 1999. The Company currently expects to open 25 to 27 Applebee's restaurants in 2000. Capital expenditures are expected to be between $55,000,000 and $60,000,000 in fiscal 2000 primarily for the development of new restaurants, refurbishments of and capital replacements for existing restaurants, and enhancements to information systems. The amount of actual capital expenditures will be dependent upon, among other things, the proportion of leased versus owned properties as the Company expects to continue to purchase a portion of its sites. In addition, if the Company opens more restaurants than it currently anticipates or acquires additional restaurants, its capital requirements will increase accordingly.

On March 30, 1998, the Company entered into a bank credit agreement that provided for $225,000,000 in senior secured credit facilities, consisting of an eight-year senior secured term loan of $125,000,000 and a five-year secured working capital facility of $100,000,000. The Company also entered into a five-year $5,000,000 letter of credit facility with another bank. In the third quarter of 1999, the Company entered into a one-year renewable $10,000,000 unsecured line of credit facility, of which $5,000,000 may only be used for letters of credit. In the fourth quarter of 1999, the Company's working capital facility was reduced from $100,000,000 to $86,500,000 as a result of the sale of the Philadelphia restaurants. Both the senior term loan and the working capital facility are secured by the common stock of each of the Company's present and future subsidiaries and all intercompany debt of the Company and such subsidiaries. In addition, both the senior term loan and the working capital facility are subject to various covenants and restrictions which, among other things, require the maintenance of stipulated fixed charge, interest coverage and leverage ratios, as defined, and limit additional indebtedness and capital expenditures in excess of specified amounts. Cash dividends were limited to $5,000,000 through fiscal year 1999. The credit agreement originally permitted up to $50,000,000 to be utilized for repurchases of the Company's common stock. In February 1999, the credit agreement was amended to permit additional repurchases of common stock of up to $100,000,000 and to allow annual cash dividends of the greater of $5,000,000 or 50% of consolidated net income beginning in fiscal year 2000. The Company is currently in compliance with the covenants contained in its credit agreement.

During 1998, the Company's Board of Directors approved plans to repurchase up to $50,000,000 of the Company's common stock, subject to market conditions. During 1998, the Company repurchased 2,431,000 shares of its common stock at an aggregate cost of $49,332,000. In February 1999, the Company's Board of Directors approved plans to repurchase up to an additional $100,000,000 of the Company's common stock over a two-year period, subject to market conditions. In December 1999, the Company's Board of Directors authorized an additional program to repurchase up to $32,500,000 of its common stock through the year 2000, subject to market conditions and pursuant to applicable restrictions under the Company's credit agreement. During 1999, the Company repurchased 3,332,000 shares of its common stock at an aggregate cost of $102,959,000.

As of December 26, 1999, the Company held liquid assets totaling $3,982,000, consisting of cash and cash equivalents of $1,427,000 and short-term investments of $2,555,000. The working capital deficit increased from $34,576,000 at December 27, 1998 to $43,451,000 at December 26, 1999. This increase was due primarily to increased gift certificate sales in December 1999 and an increase in accrued incentive compensation expense as a result of the Company's 1999 performance. As of December 26, 1999, $18,500,000 was outstanding under the Company's working capital and line of credit facilities, and standby letters of credit totaling $3,530,000 were outstanding under its letter of credit facilities.

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

Impact of the Year 2000

As of the filing date of this report, the impact of the Year 2000 has not had a material adverse impact on the Company's business or results of operations. The total cost of the Company's Year 2000 efforts was approximately $1,300,000. These amounts included the costs of external consultants, the purchase of software and hardware, and the compensation of internal employees working on Year 2000 projects. All costs were funded from cash flows from operations.

Forward-Looking Statements

The statements contained herein regarding restaurant development and capital expenditures are forward-looking and based on current expectations. There are several risks and uncertainties that could cause actual results to differ materially from those described. For a discussion of the principal factors that could cause actual results to be materially different, refer to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2000.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

On March 30, 1998, the Company entered into a bank credit agreement that provided for $225,000,000 in senior secured credit facilities, consisting of an eight-year senior secured term loan of $125,000,000 and a five-year secured working capital facility of $100,000,000. In the fourth quarter of 1999, the Company's working capital facility was reduced from $100,000,000 to $86,500,000 as a result of the sale of the Philadelphia restaurants. The senior term loan bears interest at either the bank's prime rate plus 1.25% or LIBOR plus 2.25%, at the Company's option. The working capital facility bears interest at either the bank's prime rate plus 0.125% or LIBOR plus 1.125%, at the Company's option. The interest rate on the working capital facility is subject to change based upon the Company's leverage ratio.

In connection with the bank credit agreement, the Company entered into interest rate swap agreements to manage its exposure to interest rate fluctuations. The agreements were effective beginning May 1, 1998, and have maturity dates ranging from four to seven years and were for an aggregate notional amount of $100,000,000. The Company terminated $25,000,000 of the swap agreements in 1999. The termination of the swap agreements did not have a material impact on the Company's results of operations. The swap agreements effectively fix the underlying three-month LIBOR interest rate on $75,000,000 of the senior credit facilities to rates ranging from 5.91% to 6.05%.

As of December 26, 1999, the total amount of debt subject to interest rate fluctuations was $28,161,000 ($9,661,000 under the term loan and $18,500,000 under revolving credit and unsecured line of credit facilities). A 1% change in interest rates would result in an increase or decrease in interest expense of $282,000 per year.

Item 8.       Financial Statements and Supplementary Data

See the Index to Consolidated Financial Statements on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant

For information with respect to the executive officers of the Company, see "Executive Officers of the Registrant" in Part I of this report. For information with respect to the Directors of the Company, see the Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 4, 2000, which is incorporated herein by reference.

Item 11.      Executive Compensation

The information set forth under the caption "Executive Compensation" in the Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 4, 2000, is incorporated herein by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

The information set forth under the caption "Security Ownership of Officers, Directors and Certain Beneficial Owners" in the Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 4, 2000, is incorporated herein by reference.

Item 13.      Certain Relationships and Related Transactions

The information set forth under the caption "Certain Transactions" in the Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 4, 2000, is incorporated herein by reference.

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

(b)      Reports on Form 8-K:

         The Company filed a report on Form 8-K on September 29, 1999, announcing strong third quarter sales trends and increased network television advertising in 2000.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      APPLEBEE'S INTERNATIONAL, INC.


Date: March 23, 2000               By:   /s/   Lloyd L. Hill
      ------------------              ------------------------------
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


By: /s/   Lloyd L. Hill                        Date:   March 23, 2000
    -------------------------                       -------------------------
    Lloyd L. Hill
    Director and Chief Executive Officer
    (principal executive officer)

By: /s/   George D. Shadid                     Date:   March 23, 2000
    -------------------------                       -------------------------
    George D. Shadid
    Director, Executive Vice President
     and Chief Financial Officer
    (principal financial officer)

By: /s/   Mark A. Peterson                     Date:   March 23, 2000
    -------------------------                       -------------------------
    Mark A. Peterson
    Vice President and Controller
    (principal accounting officer)

By: /s/   Abe J. Gustin, Jr.                   Date:   March 23, 2000
    -------------------------                       -------------------------
    Abe J. Gustin, Jr.
    Director, Chairman of the Board

By: /s/   Erline Belton                        Date:     March 23, 2000
    -------------------------                       -------------------------
    Erline Belton
    Director


By: /s/   Douglas R. Conant                    Date:     March 23, 2000
    -------------------------                       -------------------------
    Douglas R. Conant
    Director


By: /s/   D. Patrick Curran                    Date:     March 23, 2000
    -------------------------                       -------------------------
    D. Patrick Curran
    Director


By: /s/   Eric L. Hansen                       Date:     March 23, 2000
    -------------------------                       -------------------------
    Eric L. Hansen
    Director


By: /s/   Mark S. Hansen                       Date:     March 23, 2000
    -------------------------                       -------------------------
    Mark S. Hansen
    Director


By: /s/   Jack P. Helms                        Date:     March 23, 2000
    -------------------------                       -------------------------
    Jack P. Helms
    Director


By: /s/   Burton M. Sack                       Date:     March 23, 2000
    -------------------------                       -------------------------
    Burton M. Sack
    Director

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                   Index to consolidated Financial Statements


                                                                                                             Page


   Independent Auditors' Report............................................................................. F-2

   Consolidated Balance Sheets as of December 26, 1999 and
       December 27, 1998  .................................................................................. F-3

   Consolidated Statements of Earnings for the fiscal years ended
       December 26, 1999, December 27, 1998 and December 28, 1997........................................... F-4

   Consolidated Statements of Stockholders' Equity for the fiscal Years
       Ended December 26, 1999, December 27, 1998 and December 28, 1997..................................... F-5

   Consolidated Statements of Cash Flows for the fiscal years ended
       December 26, 1999, December 27, 1998 and December 28, 1997........................................... F-6

   Notes to Consolidated Financial Statements............................................................... F-8



                          Independent Auditors' Report


Applebee's International, Inc.:

We have audited the accompanying consolidated balance sheets of Applebee's International, Inc. and subsidiaries (the "Company") as of December 26, 1999 and December 27, 1998 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three fiscal years in the period ended December 26, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applebee's International, Inc. and subsidiaries at December 26, 1999 and December 27, 1998, and the consolidated results of their operations and cash flows for each of the three fiscal years in the period ended December 26, 1999 in conformity with accounting principles generally accepted in the United States of America.





Deloitte & Touche LLP

Kansas City, Missouri
February 18, 2000

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)


                                                                                       December 26,       December 27,
                                                                                           1999               1998
                                                                                      --------------     -------------
                                     ASSETS
Current assets:
     Cash and cash equivalents....................................................     $   1,427          $   1,767
     Short-term investments, at market value......................................         2,555              4,879
     Receivables, net of allowance................................................        13,563             13,625
     Inventories..................................................................        11,247              6,709
     Prepaid and other current assets.............................................         5,419              4,395
                                                                                      --------------     -------------
        Total current assets......................................................        34,211             31,375
Property and equipment, net.......................................................       300,140            364,058
Goodwill, net.....................................................................        88,667             99,599
Franchise interest and rights, net................................................         3,449              3,959
Other assets......................................................................        15,749             11,913
                                                                                      --------------     -------------
                                                                                       $ 442,216          $ 510,904
                                                                                      ==============     =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt............................................     $   1,807          $   1,666
     Accounts payable.............................................................        16,966             17,427
     Accrued expenses and other current liabilities...............................        54,962             44,114
     Accrued dividends............................................................         2,660              2,659
     Accrued income taxes.........................................................         1,267                 85
                                                                                      --------------     -------------
        Total current liabilities.................................................        77,662             65,951
                                                                                      --------------     -------------
Non-current liabilities:
     Long-term debt - less current portion........................................       106,293            145,522
     Franchise deposits...........................................................         1,765              2,139
     Deferred income taxes........................................................         2,623              1,239
                                                                                      --------------     -------------
        Total non-current liabilities.............................................       110,681            148,900
                                                                                      --------------     -------------
        Total liabilities.........................................................       188,343            214,851
                                                                                      --------------     -------------
Commitments and contingencies (Notes 7, 8 and 11)
Stockholders' equity:
     Preferred stock - par value $0.01 per share:  authorized - 1,000,000 shares;
        no shares issued..........................................................            --                 --
     Common stock - par value $0.01 per share:  authorized - 125,000,000 shares;
        issued - 32,150,360 shares in 1999 and 32,150,360 shares in 1998..........           321                321
     Additional paid-in capital...................................................       168,584            163,651
     Retained earnings............................................................       233,548            182,010
     Unrealized gain on short-term investments, net of income taxes...............            50                113
                                                                                      --------------     -------------
                                                                                         402,503            346,095
     Treasury stock-5,553,213 shares in 1999 and 2,610,133 shares in 1998,at cost.      (148,630)           (50,042)
                                                                                      --------------     -------------
        Total stockholders' equity................................................       253,873            296,053
                                                                                      --------------     -------------
                                                                                       $ 442,216          $ 510,904
                                                                                      ==============     =============






                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (in thousands, except per share amounts)


                                                                                  Fiscal Year Ended
                                                                  --------------------------------------------------
                                                                   December 26,       December 27,      December 28,
                                                                       1999               1998              1997
                                                                  --------------     -------------     -------------
Revenues:
     Company restaurant sales................................      $ 596,754          $ 580,840         $ 452,173
     Franchise income........................................         72,830             66,722            63,647
                                                                  --------------     -------------     -------------
        Total operating revenues.............................        669,584            647,562           515,820
                                                                  --------------     -------------     -------------
Cost of Company restaurant sales:
     Food and beverage.......................................        163,865            159,420           124,469
     Labor...................................................        188,538            185,260           145,165
     Direct and occupancy....................................        145,747            146,693           114,196
     Pre-opening expense.....................................          1,582              3,093             3,661
                                                                  --------------     -------------     -------------
        Total cost of Company restaurant sales...............        499,732            494,466           387,491
                                                                  --------------     -------------     -------------

General and administrative expenses..........................         63,338             58,044            52,579
Amortization of intangible assets............................          5,997              5,538             3,258
Loss on disposition of restaurants and equipment.............          5,607                952             1,209
                                                                  --------------     -------------     -------------
Operating earnings...........................................         94,910             88,562            71,283
                                                                  --------------     -------------     -------------
Other income (expense):
     Investment income.......................................          1,195              1,131             1,834
     Interest expense........................................        (10,814)            (9,922)           (1,705)
     Other income............................................            444                638               389
                                                                  --------------     -------------     -------------
        Total other income (expense).........................         (9,175)            (8,153)              518
                                                                  --------------     -------------     -------------
Earnings before income taxes and extraordinary item..........         85,735             80,409            71,801
Income taxes.................................................         31,537             29,753            26,710
                                                                  --------------     -------------     -------------
Earnings before extraordinary item...........................         54,198             50,656            45,091
Extraordinary loss from early extinguishment
     of debt, net of income taxes (Note 8)...................             --               (641)               --
                                                                  --------------     -------------     -------------
Net earnings.................................................      $  54,198          $  50,015         $  45,091
                                                                  ==============     =============     =============

Basic earnings per common share:
     Basic earnings before extraordinary item................      $    1.91          $    1.67         $    1.44
     Extraordinary item......................................             --              (0.02)               --
                                                                  --------------     -------------     -------------
Basic net earnings per common share..........................      $    1.91          $    1.65         $    1.44
                                                                  ==============     =============     =============

Diluted earnings per common share:
     Diluted earnings before extraordinary item..............      $    1.89          $    1.67         $    1.43
     Extraordinary item......................................             --              (0.02)               --
                                                                  --------------     -------------     -------------
Diluted net earnings per common share........................      $    1.89          $    1.65         $    1.43
                                                                  ==============     =============     =============

Basic weighted average shares outstanding....................         28,403             30,272            31,401
                                                                  ==============     =============     =============
Diluted weighted average shares outstanding..................         28,601             30,385            31,640
                                                                  ==============     =============     =============











                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (in thousands, except share amounts)



                                                                                       Unrealized
                                                                                       Gain(Loss)
                                           Common Stock        Additional                 on                        Total
                                     ------------------------   Paid-In     Retained    Short-Term   Treasury   Stockholders'
                                        Shares      Amount      Capital     Earnings   Investments    Stock         Equity
                                     ------------ ----------- ------------ ---------- ------------- ---------- ---------------

Balance, December 29, 1996..........  31,580,955    $  316     $ 153,028    $ 92,081     $  188     $    (849)    $  244,764

   Dividends on common stock,
     $0.08 per share................       --          --           --        (2,518)        --            --         (2,518)
   Stock options exercised and related
     tax benefit....................     163,054         1         2,741         --          --            --          2,742
   Shares sold under employee
     stock purchase plan............       --          --            396         --          --            61            457
   Change in unrealized gain on
     short-term investments, net of
     income taxes...................       --          --           --           --         (93)           --            (93)
   Net earnings.....................       --          --           --        45,091         --            --         45,091
                                     ------------ ----------- ------------ ---------- ------------- ---------- ----------------

Balance, December 28, 1997..........  31,744,009       317       156,165     134,654         95          (788)       290,443

   Purchases of treasury stock......       --          --           --           --          --       (49,332)       (49,332)
   Dividends on common stock,
     $0.09 per share................       --          --           --        (2,659)        --            --         (2,659)
   Stock options exercised and related
     tax benefit....................     336,351         3         5,741         --          --          (184)         5,560
   Shares issued under employee stock
     purchase, stock ownership and
     401(k) plans...................       --          --          1,465         --          --           262          1,727
   Restricted shares awarded under
     equity incentive plan, net of
     cancellations..................      70,000         1         1,514         --          --            --          1,515
   Unearned compensation relating
     to restricted shares...........       --          --         (1,234)        --          --            --         (1,234)
   Change in unrealized gain on
     short-term investments, net of
     income taxes...................       --          --           --           --          18            --             18
   Net earnings.....................       --          --           --        50,015         --            --         50,015
                                     ------------ ----------- ------------ ---------- ------------- ---------- ----------------

Balance, December 27, 1998..........  32,150,360       321       163,651     182,010        113       (50,042)       296,053

   Purchases of treasury stock......       --          --           --           --          --      (102,959)      (102,959)
   Dividends on common stock,
     $0.10 per share................       --          --           --        (2,660)        --            --         (2,660)
   Stock options exercised and related
     tax benefit....................       --          --          3,773         --          --         3,252          7,025
   Shares issued under employee stock
     purchase, stock ownership and
     401(k) plans...................       --          --          1,063         --          --         1,113          2,176
   Restricted shares awarded under
     equity incentive plan, net of
     cancellations..................       --          --            121         --          --             6            127
   Unearned compensation relating
     to restricted shares...........       --          --            431         --          --            --            431
   Notes receivable from officers for
     stock sales....................       --          --           (455)        --          --            --           (455)
   Change in unrealized gain on
     short-term investments, net of
     income taxes...................       --          --           --           --         (63)           --            (63)
   Net earnings.....................       --          --           --        54,198         --            --         54,198
                                     ------------ ----------- ------------ ---------- ------------- ---------- ----------------

Balance, December 26, 1999..........  32,150,360    $  321     $ 168,584    $233,548      $  50     $(148,630)     $ 253,873
                                     ============ =========== ============ ========== ============= ========== ================


                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                      Fiscal Year Ended
                                                                       ----------------------------------------------
                                                                        December 26,    December 27,    December 28,
                                                                           1999            1998            1997
                                                                       --------------  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings..................................................     $  54,198       $  50,015       $  45,091
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
        Depreciation and amortization..............................        28,930          29,135          20,877
        Amortization of intangible assets..........................         5,997           5,538           3,258
        Amortization of deferred financing costs...................           678             477              50
        (Gain) loss on sale of investments.........................            --             (13)             20
        Deferred income tax provision (benefit)....................          (244)           (492)          1,001
        Loss on disposition of restaurants and equipment...........         5,607             952           1,209
     Changes in assets and liabilities (exclusive of effects of acquisitions):
        Receivables................................................          (108)          2,229           2,451
        Inventories................................................        (5,781)         (1,432)            (66)
        Prepaid and other current assets...........................           508             (84)            671
        Accounts payable...........................................          (461)         (2,304)          7,782
        Accrued expenses and other current liabilities.............         9,937          16,317           2,400
        Accrued income taxes.......................................         1,182          (5,081)          4,248
        Franchise deposits.........................................          (374)            607            (261)
        Other......................................................           700          (3,356)         (1,352)
                                                                       --------------  --------------  --------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES..................       100,769          92,508          87,379
                                                                       --------------  --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment...........................       (53,945)        (77,665)        (90,480)
     Proceeds from sale of restaurants and equipment...............        81,884          10,216             988
     Purchases of short-term investments...........................            --         (30,799)        (19,150)
     Maturities and sales of short-term investments................         2,200          36,842          48,117
     Acquisitions of restaurants...................................            --        (101,749)        (33,650)
     Acquisition of minority interest in joint venture.............            --              --          (1,525)
                                                                       --------------  --------------  --------------
        NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES...........        30,139        (163,155)        (95,700)
                                                                       --------------  --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchases of treasury stock...................................      (102,959)        (49,332)             --
     Dividends paid................................................        (2,659)         (2,518)         (2,191)
     Issuance of common stock upon exercise of stock options and
        related tax benefit........................................         7,025           5,560           2,742
     Shares sold under employee stock purchase plan................           944             820             457
     Proceeds from issuance of long-term debt......................        44,604         175,825              --
     Deferred financing costs relating to issuance of long-term debt           --          (4,000)             --
     Payments on long-term debt....................................       (78,203)        (62,849)         (1,194)
     Minority interest in net earnings of joint venture............            --              --              69
                                                                       --------------  --------------  --------------
        NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES...........      (131,248)         63,506            (117)
                                                                       --------------  --------------  --------------
NET DECREASE IN CASH AND CASH EQUIVALENTS..........................          (340)         (7,141)         (8,438)
CASH AND CASH EQUIVALENTS, beginning of period.....................         1,767           8,908          17,346
                                                                       --------------  --------------  --------------
CASH AND CASH EQUIVALENTS, end of period...........................     $   1,427       $   1,767       $   8,908
                                                                       ==============  ==============  ==============


                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                 (in thousands)


                                                                               Fiscal Year Ended
                                                             ------------------------------------------------------
                                                               December 26,      December 27,       December 28,
                                                                   1999              1998               1997
                                                             ----------------- -----------------  -----------------

Supplemental disclosures of cash flow
information:
     Cash paid during the year for:
       Income taxes....................................         $     29,629      $     33,935       $     20,613
                                                             ================= =================  =================
       Interest........................................         $     10,651      $      8,809       $      2,573
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

The Company received a $6,000,000 subordinated note in connection with the sale of the Rio Bravo Cantina restaurants in April 1999 (see Note 4), which is due in April 2009.

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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    Organization

Applebee's International, Inc. and its subsidiaries (the "Company") develops, franchises and operates casual dining restaurants under the name "Applebee's Neighborhood Grill & Bar". As of December 26, 1999, there were 1,168 Applebee's restaurants, of which 906 were operated by franchisees and 262 were operated by the Company. Such restaurants were located in 49 states and eight international countries.

2.    Summary of Significant Accounting Policies

Principles of consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany profits, transactions and balances have been eliminated.

Fiscal year: The Company's fiscal year ends on the last Sunday of the calendar year. The fiscal years ended December 26, 1999, December 27, 1998 and December 28, 1997 each contained 52 weeks, and are referred to hereafter as 1999, 1998 and 1997, respectively.

Short-term investments: Short-term investments are comprised of certificates of deposit, state and municipal bonds, and preferred stocks. Gains and losses from sales are determined using the specific identification method. As of December 26, 1999, all short-term investments have been classified as available-for-sale.

Financial instruments: The Company's financial instruments at December 26, 1999 and December 27, 1998 consist of cash equivalents, short-term investments, long-term debt, excluding capitalized lease obligations, and interest rate swaps (see Note 8). Except for interest rate swaps, which are not reflected in the consolidated financial statements at fair value, the fair value of these financial instruments approximates the carrying amounts reported in the consolidated balance sheets. The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The carrying amount of short-term investments is based on quoted market prices. The fair value of the Company's long-term debt, excluding capitalized lease obligations, is based on quotations made on similar issues.

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

Property and equipment: Property and equipment are stated at cost. Depreciation is provided primarily on a straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the lease term, including renewal options, or the estimated useful life of the related asset. The general ranges of original depreciable lives are as follows:
                                                                 Years
      Buildings...........................................          20
      Leasehold improvements..............................       15-20
      Furniture and equipment.............................         3-7

Interest has been capitalized in connection with the development of new restaurants and is amortized over the estimated useful life of the related asset. Interest costs of $407,000, $859,000 and $755,000 were capitalized during 1999, 1998 and 1997, respectively.

Goodwill: Goodwill represents the excess of cost over fair market value of net assets acquired by the Company. Goodwill is being amortized over periods ranging from 15 to 20 years on a straight-line basis. Accumulated amortization at December 26, 1999 and December 27, 1998 was $16,161,000 and $12,551,000,
respectively.

Impairment of long-lived assets: Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company analyzes potential impairments of assets on a restaurant-by-restaurant basis.

Franchise interest and rights: Franchise interest and rights represent allocations of purchase price to either the purchased restaurants or franchise operations acquired. The allocated costs are amortized over the estimated life of the restaurants or the franchise agreements on a straight-line basis ranging from 7 to 20 years. Accumulated amortization at December 26, 1999 and December 27, 1998 was $7,057,000 and $6,546,000, respectively.

Franchise revenues: Franchise revenues are deferred until substantial performance of franchisor obligations is complete. Initial franchise fees, included in franchise income in the consolidated statements of earnings, totaled $2,897,000, $3,099,000 and $4,263,000 for 1999, 1998 and 1997, respectively.

Advertising costs: The Company expenses advertising costs for Company-owned restaurants as incurred except for production costs of advertising which are expensed the first time the advertising takes place. Advertising expense related to Company restaurants was $28,340,000, $29,097,000 and $20,752,000 for 1999,
1998 and 1997, respectively.

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

Earnings per share: Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options and accrued performance shares represent the only dilutive effect on weighted average shares. A reconciliation between basic and diluted weighted average shares outstanding and the related earnings per share calculation is presented below (in thousands, except per share amounts):

                                                               1999              1998              1997
                                                           ---------------  ----------------  ----------------

      Net earnings.......................................    $    54,198      $    50,015       $    45,091
                                                             ============     ============      ============

      Basic weighted average shares outstanding..........         28,403           30,272            31,401
      Dilutive effect of stock options...................            198              113               239
                                                             ------------     ------------      ------------
      Diluted weighted average shares outstanding........         28,601           30,385            31,640
                                                             ============     ============      ============

      Basic net earnings per common share................    $      1.91      $       1.65      $       1.44
                                                             ============     ============      ============
      Diluted net earnings per common share..............    $      1.89      $       1.65      $       1.43
                                                             ============     ============      =============

Stock options with exercise prices greater than the average market price of the Company's common stock for the applicable periods are excluded from the computation of diluted weighted average shares outstanding. Such options totaled approximately 8,000, 1,604,000 and 1,625,000 for 1999, 1998 and 1997,
respectively.

Pervasiveness of estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Reclassifications: Certain prior year amounts have been reclassified to conform with the 1999 presentation.

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

On March  30,  1998,  the  Company  acquired  the  operations  and  assets of 33 restaurants in the Virginia markets of Norfolk, Richmond, Roanoke and Charlottesville, from Apple South, Inc. ("Apple South"), now Avado Brands, Inc., referred to herein as the "Virginia Acquisition." The total purchase price was $94,749,000 and was paid in cash on March 30, 1998. The acquisition was accounted for as a purchase, and the results of operations of such restaurants are reflected in the consolidated financial statements subsequent to the date of acquisition.

The following summarized unaudited pro forma results of operations of the Company (in thousands, except per share amounts) for 1998 and 1997 assume the Virginia Acquisition and the Company's financing arrangements (see Note 8) occurred as of the beginning of the earliest period presented. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Virginia Acquisition been effective as of the dates indicated, or which may result in the future.




                                                                             Fiscal Year Ended
                                                           ------------------------------------------------------
                                                               December 27, 1998          December 28, 1997
                                                           -------------------------- ---------------------------
                                                             Actual      Pro Forma       Actual       Pro Forma
                                                           ---------- --------------- ------------- -------------
     Food and beverage sales.............................. $ 580,840   $   597,507    $  452,173    $  513,456
     Franchise income.....................................    66,722        65,995        63,647        61,106
                                                           ---------- --------------- ------------- -------------
     Total operating revenues............................. $ 647,562   $   663,502    $  515,820    $  574,562
                                                           ========== =============== ============= ==============
     Earnings before extraordinary item................... $  50,656   $    50,381    $   45,091    $   44,432
     Net earnings......................................... $  50,015   $    49,740    $   45,091    $   44,432
     Basic net earnings per common share.................. $    1.65   $      1.64    $     1.44    $     1.41
     Diluted net earnings per common share................ $    1.65   $      1.64    $     1.43    $     1.40
     Basic weighted average shares outstanding............    30,272        30,272        31,401        31,401
     Diluted weighted average shares outstanding..........    30,385        30,385        31,640        31,640

4.       Divestitures

On April 12, 1999, the Company completed the sale of its Rio Bravo Cantina concept, which was comprised of 65 restaurants, including 40 Company restaurants and 25 franchised restaurants. The Company received $53 million in consideration ($47 million in cash at closing and a $6 million 8% subordinated note due in ten years). On April 26, 1999, the Company also completed the sale of its four specialty restaurants for $12 million in cash. Total Company restaurant sales, franchise income and cost of Company restaurant sales for the 1999 period prior to divestiture were $33,444,000, $26,000 and $30,331,000, respectively, for both the Rio Bravo Cantina and specialty restaurants.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company recorded a loss on disposition of $9,000,000 ($5,670,000 net of income taxes) in the first quarter of 1999 to reflect the difference between the carrying value of the net assets disposed and the estimated proceeds from the sale transactions. Depreciation and amortization on the long-lived assets to be disposed was discontinued in February 1999 in anticipation of the sale of these restaurants.

On December 13, 1999, the Company completed the sale of 12 Applebee's restaurants in the Philadelphia market for $23,465,000. The operations of the restaurants and future restaurant development in the market area were assumed by an existing Applebee's franchisee. The agreement also provides for additional payments if the franchisee achieves certain future sales levels in the Philadelphia market. Depreciation and amortization on the long-lived assets to be disposed was discontinued in August 1999 in anticipation of the sale of these restaurants. In connection with this transaction, the Company recognized a gain in the fourth quarter of 1999 of $4,193,000 ($2,650,000 net of income taxes). Total Company restaurant sales and cost of Company restaurant sales for these restaurants for the 1999 period prior to divestiture were $22,759,000 and $18,568,000, respectively.

5.    Receivables

Receivables are comprised of the following (in thousands):

                                                                           December 26,        December 27,
                                                                               1999                1998
                                                                         -----------------   -----------------
      Franchise royalty, advertising and trade receivables.............     $     12,935        $     11,507
      Credit card receivables..........................................            2,473               2,587
      Franchise fee receivables........................................              431                 498
      Interest and dividends receivable................................               39                 105
      Other............................................................              120                 493
                                                                         -----------------   -----------------
                                                                                  15,998              15,190
      Less allowance for bad debts.....................................            2,435               1,565
                                                                         -----------------   -----------------
                                                                            $     13,563        $     13,625
                                                                         =================   =================

The provision for bad debts totaled $981,000, $1,000,000 and $635,000 for 1999, 1998 and 1997, respectively. Write-offs against the allowance for bad debts totaled $111,000, $272,000 and $68,000 during 1999, 1998 and 1997, respectively.

6.    Other Assets

Other assets are comprised of the following (in thousands):

                                                                           December 26,        December 27,
                                                                               1999                1998
                                                                         -----------------   -----------------
      Notes receivable.................................................     $      8,654        $      3,534
      Deferred financing costs, net....................................            3,211               3,535
      Liquor licenses..................................................            2,800               3,824
      Other............................................................            1,084               1,020
                                                                         -----------------   -----------------
                                                                            $     15,749        $     11,913
                                                                         =================   =================

7.    Property and Equipment

Property and equipment, net is comprised of the following (in thousands):

                                                                           December 26,       December 27,
                                                                               1999               1998
                                                                         -----------------  ------------------
      Land.............................................................     $     63,922       $     77,121
      Buildings and leasehold improvements.............................          205,625            239,047
      Furniture and equipment..........................................          118,795            134,810
      Construction in progress.........................................            4,786              6,351
                                                                         -----------------  ------------------
                                                                                 393,128            457,329
      Less accumulated depreciation and capitalized
         lease amortization............................................           92,988             93,271
                                                                         -----------------  ------------------
                                                                            $    300,140       $    364,058
                                                                         =================  ==================

Property under capitalized leases in the amount of $4,055,000 and $9,592,000 at December 26, 1999 and December 27, 1998, respectively, is included in buildings and leasehold improvements. Accumulated amortization of such property amounted to $647,000 and $711,000 at December 26, 1999 and December 27, 1998,
respectively. Capitalized leases relate to the buildings on certain restaurant properties. The land portions of the restaurant property leases are accounted for as operating leases.

Depreciation and capitalized lease amortization expense relating to property and equipment totaled $28,930,000, $29,135,000 and $20,877,000 for 1999, 1998 and
1997, respectively. Of these amounts, $300,000, $476,000 and $210,000 related to capitalized lease amortization during 1999, 1998 and 1997, respectively.

The Company leases certain of its restaurants. The leases generally provide for payment of minimum annual rent, real estate taxes, insurance and maintenance and, in some cases, contingent rent (calculated as a percentage of sales) in excess of minimum rent. Total rental expense for all operating leases is comprised of the following (in thousands):

                                                           1999                1998                1997
                                                     ------------------  ------------------  -----------------
      Minimum rent.................................    $       11,780      $       12,432      $       10,452
      Contingent rent..............................             1,070               1,294               1,298
                                                     ------------------  ------------------  -----------------
                                                       $       12,850      $       13,726      $       11,750
                                                     ==================  ==================  =================

The present value of capitalized lease payments and the future minimum lease payments under noncancelable operating leases (including leases executed for sites to be developed in 2000) as of December 26, 1999 are as follows (in thousands):

                                                                            Capitalized         Operating
                                                                              Leases              Leases
                                                                         ------------------  -----------------
      2000.............................................................     $        644       $     10,962
      2001.............................................................              667             10,912
      2002.............................................................              691             10,829
      2003.............................................................              716             10,409
      2004.............................................................              741              9,520
      Thereafter.......................................................            9,097             80,040
                                                                         ------------------ ------------------
      Total minimum lease payments.....................................           12,556       $    132,672
                                                                                            ==================
      Less amounts representing interest...............................            8,359
                                                                         ------------------
      Present value of minimum lease payments..........................     $      4,197
                                                                         ==================

8.    Long-Term Debt

Long-term debt, including capitalized lease obligations, is comprised of the following (in thousands):

                                                                           December 26,      December 27,
                                                                               1999              1998
                                                                         ----------------  ----------------
     Unsecured senior term loan; interest at LIBOR plus 2.25% or prime rate plus 1.25%, with semi-annual principal payments;
         due March 2006.................................................    $    84,661       $   124,375

     Unsecured  revolving  credit  facility;  interest  at LIBOR  plus
         1.125% or prime rate plus 0.125%; due March 2003...............         18,000            12,000

     Unsecured  line of credit  facility;  interest  at federal  funds
         rate; due September 17, 2000...................................            500               --

     Unsecured  promissory  notes issued in connection  with the acquisition of restaurants;  8.00% interest per annum;  due in annual  installments of principal and interest through
         February 2000..................................................            417               802

     Capitalized lease obligations......................................          4,197             9,686

     Other..............................................................            325               325
                                                                         ----------------  ----------------
     Total long-term debt.............................................          108,100           147,188
     Less current portion of long-term debt...........................            1,807             1,666
                                                                         ----------------  ----------------
     Long-term debt - less current portion............................      $   106,293       $   145,522
                                                                         ================  ================

On March 30, 1998, the Company entered into a bank credit agreement that provided for $225,000,000 in senior secured credit facilities, consisting of an eight-year senior secured term loan of $125,000,000 and a five-year secured working capital facility of $100,000,000. The Company also entered into a five-year $5,000,000 letter of credit facility with another bank. In the third quarter of 1999, the Company entered into a one-year renewable $10,000,000 unsecured line of credit facility, of which $5,000,000 may only be used for letters of credit.

In connection with the sale of the Rio Bravo Cantina and specialty restaurants, the Company repaid $31,000,000 of the senior term loan during the second quarter of 1999. In the fourth quarter of 1999, the Company also repaid $7,600,000 of the senior term loan and $13,500,000 of borrowings under the working capital facility in connection with the sale of the Philadelphia market. The Company's working capital facility was reduced from $100,000,000 to $86,500,000 as a result of this transaction.

In connection with the early extinguishment of debt in 1998, the Company paid a prepayment penalty of $930,000. The prepayment penalty plus the remaining unamortized portion of the related deferred financing costs of $91,000 is reflected as an extraordinary loss of $641,000, net of income taxes of $380,000, in the accompanying consolidated statement of earnings for 1998.

In February 1999, the Company purchased the buildings and related land and equipment underlying three capital leases for a total of $4,725,000 from Apple South. As a result, $5,052,000 of the capitalized lease obligations were retired in 1999. In addition, as a result of the sale of the Philadelphia market in December 1999, capitalized lease obligations decreased by $480,000.

As of December 26, 1999, $18,000,000 was outstanding under the $86,500,000 working capital facility, $500,000 was outstanding under the $10,000,000 unsecured line of credit facility, and standby letters of credit totaling $3,530,000 were outstanding under the letter of credit facilities.

The senior term loan bears interest at either the bank's prime rate plus 1.25% or LIBOR plus 2.25%, at the Company's option, and requires semi-annual principal payments aggregating $860,000 per year for each year through March 31, 2005, with the remaining $79,934,000 due in two equal amounts through March 31, 2006. The working capital facility bears interest at either the bank's prime rate plus 0.125% or LIBOR plus 1.125%, at the Company's option. A commitment fee of 0.25% is payable on any unused portion of the working capital facility. The interest rate on the working capital facility and the commitment fee are subject to change based upon the Company's leverage ratio.

In  connection  with the bank credit  agreement,  the  Company has entered  into interest rate swap agreements to manage its exposure to interest rate fluctuations. The agreements were effective beginning May 1, 1998, and have maturity dates ranging from four to seven years and were for an aggregate notional amount of $100,000,000. The Company terminated $25,000,000 of the swap agreements in 1999. The termination of the swap agreements did not have a material impact on the Company's results of operations. The swap agreements effectively fix the underlying three-month LIBOR interest rate on $75,000,000 of the senior credit facilities to rates ranging from 5.91% to 6.05%. As of December 26, 1999, the fair value of these swaps was a net receivable of $2,076,000. The fair value represents the estimated amount that the Company would receive or pay to terminate the agreements taking into account current interest rates.

Both the senior term loan and the working capital facility are secured by the common stock of each of the Company's present and future subsidiaries and all intercompany debt of the Company and such subsidiaries. In addition, both the senior term loan and the working capital facility are subject to various covenants and restrictions which, among other things, require the maintenance of stipulated fixed charge, interest coverage and leverage ratios, as defined, and limit additional indebtedness and capital expenditures in excess of specified amounts. Cash dividends were limited to $5,000,000 through fiscal year 1999. The credit agreement originally permitted up to $50,000,000 to be utilized for repurchases of the Company's common stock. In February 1999, the credit agreement was amended to permit additional repurchases of common stock of up to $100,000,000 and to allow annual cash dividends of the greater of $5,000,000 or 50% of consolidated net income beginning in fiscal year 2000. The Company is currently in compliance with the covenants contained in its credit agreement.

Maturities of long-term debt, including capitalized lease obligations, for each of the five fiscal years subsequent to December 26, 1999, ending during the years indicated, are as follows (in thousands):

     2000....................................................       $     1,807
     2001....................................................               893
     2002....................................................               902
     2003....................................................            19,237
     2004....................................................               929

9.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following (in thousands):

                                                                           December 26,        December 27,
                                                                               1999                1998
                                                                         ------------------  -----------------
      Compensation and related taxes....................................    $     16,647        $     12,551
      Gift certificates.................................................          12,714               7,803
      Sales and use taxes...............................................           3,109               3,571
      Insurance.........................................................           7,675               6,816
      Rent..............................................................           3,019               3,559
      Other.............................................................          11,798               9,814
                                                                         ------------------  -----------------
                                                                            $     54,962        $     44,114
                                                                         ==================  =================

10.   Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. The income tax provision consists of the following (in thousands):


                                                                    1999             1998            1997
                                                               ---------------  --------------- ----------------
    Current provision:
        Federal............................................      $   27,019       $   25,803      $   22,016
        State..............................................           4,762            4,442           3,693
    Deferred provision (benefit)...........................            (244)            (492)          1,001
                                                               ---------------  --------------- ----------------
    Income taxes...........................................      $   31,537       $   29,753      $   26,710
                                                               ===============  =============== ================

The deferred income tax provision is comprised of the following (in thousands):

                                                                    1999             1998            1997
                                                               ---------------  --------------- ----------------
    Depreciation...........................................     $    1,635       $      793      $    2,270
    Other..................................................         (1,879)          (1,285)         (1,269)
                                                               ---------------  --------------- ----------------
    Deferred income tax provision (benefit)................           (244)            (492)          1,001
    Deferred income taxes related to change in
        unrealized gain (loss) on investments..............            (38)              10              57
                                                               ---------------  --------------- ----------------
    Net change in deferred income taxes....................     $     (282)      $     (482)     $    1,058
                                                               ===============  =============== ================

A reconciliation between the income tax provision and the expected tax determined by applying the statutory federal income tax rates to earnings before income taxes follows (in thousands):

                                                                    1999             1998            1997
                                                               ---------------  --------------- ----------------
    Federal income tax at statutory rates..................     $   30,007       $   28,143      $   25,130
    Increase (decrease) to income tax expense:
        State income taxes, net of federal benefit.........          3,043            2,951           2,625
        FICA tip tax credit................................         (2,195)          (2,124)         (1,598)
        Other..............................................            682              783             553
                                                               ---------------  --------------- ----------------
    Income taxes...........................................     $   31,537       $   29,753      $   26,710
                                                               ===============  =============== ================

The net current deferred income tax asset amounts are included in "prepaid and other current assets" in the accompanying consolidated balance sheets. The significant components of deferred income tax assets and liabilities and the related balance sheet classifications are as follows (in thousands):




                                                                           December 26,         December 27,
                                                                               1999                 1998
                                                                         -----------------    ------------------
    Classified as current:
        Allowance for bad debts.....................................        $       896          $       546
        Accrued expenses............................................              1,171                1,003
        Other, net..................................................              1,393                  245
                                                                         -----------------    ------------------
        Net deferred income tax asset...............................        $     3,460          $     1,794
                                                                         =================    ==================


    Classified as non-current:
        Depreciation................................................        $    (4,214)         $    (2,579)
        Franchise deposits..........................................                649                  753
        Other, net..................................................                942                  587
                                                                         -----------------    ------------------
        Net deferred income tax liability...........................        $    (2,623)         $    (1,239)
                                                                         =================    ==================

11.   Commitments and Contingencies

Litigation, claims and disputes: As of December 26, 1999, the Company was using assets owned by a former franchisee in the operation of one restaurant which remains under a purchase rights agreement that required the Company to make certain payments to the franchisee's lender. In 1991, a dispute arose between the lender and the Company over the amount of the payments due the lender under that agreement and as to whether the Company had agreed to guarantee the franchisee's debt. Based upon a then-current independent appraisal, the Company offered to settle the dispute and purchase the assets of the three then-existing restaurants for $1,000,000 in 1991. In November 1992, the lender was declared insolvent by the FDIC and has since been liquidated. The Company closed one of the three restaurants in 1994 and one of the two remaining restaurants in February 1996. In the fourth quarter of 1996, the Company received information indicating that the franchisee's indebtedness to the FDIC had been acquired by a third party. In June 1997, the third party filed a lawsuit against the Company seeking approximately $3,800,000. In April 1999, a summary judgment of $3,833,000 was awarded to the third party. The Company has filed an appeal and believes it has meritorious defenses. As of December 26, 1999, the Company believes it has recorded adequate reserves for this matter.

The Company has reached an agreement in principle to settle a dispute with the Company's franchisee for Germany regarding disclosures allegedly made or omitted by the Company.

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

Franchise financing: The Company entered into an agreement in 1992 with a financing source to provide up to $75,000,000 of financing to Company franchisees to fund development of new franchise restaurants. The Company provided a limited guaranty of loans made under the agreement. The Company's maximum recourse obligation of 10% of the amount funded is reduced beginning in the second year of each long-term loan and thereafter decreases ratably to zero after the seventh year of each loan. Approximately $49,000,000 was funded through this financing source, of which $12,000,000 was outstanding at December 26, 1999. This agreement expired on December 31, 1994 and was not renewed, although some loan commitments as of the termination date were thereafter funded through December 31, 1995.

Lease guaranties: In connection with the sale of restaurants to franchisees and other parties, the Company has, in certain cases, remained contingently liable for the remaining lease payments. As of December 26, 1999, the aggregate amount of these lease payments totaled approximately $32,900,000. The Company has been indemnified by the buyers from any losses related to such guaranties.

Philadelphia divestiture: In connection with the sale of the Philadelphia restaurants, the Company has provided a guarantee to a franchise group totaling $1,250,000.

Severance agreements: The Company has severance and employment agreements with certain officers providing for severance payments to be made in the event the employee resigns or is terminated related to a change in control (as defined in the agreements). If the severance payments had been due as of December 26, 1999, the Company would have been required to make payments aggregating approximately $6,300,000. In addition, the Company has severance and employment agreements with certain officers which contain severance provisions not related to a change in control, and such provisions would have required aggregate payments of approximately $4,200,000 if such officers had been terminated as of December 26, 1999.

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

During 1998, the Company's Board of Directors approved plans to repurchase up to $50,000,000 of the Company's common stock, subject to market conditions. During 1998, the Company repurchased 2,431,000 shares of its common stock at an aggregate cost of $49,332,000. In February 1999, the Company's Board of Directors approved plans to repurchase up to an additional $100,000,000 of the Company's common stock over a two-year period, subject to market conditions. In December 1999, the Company's Board of Directors authorized an additional program to repurchase up to $32,500,000 of its common stock through the year 2000, subject to market conditions and pursuant to applicable restrictions under the Company's credit agreement. During 1999, the Company repurchased 3,332,000 shares of its common stock at an aggregate cost of $102,959,000.

13.      Employee Benefit Plans

Employee stock option plans: During 1989, the Company's board of directors approved the 1989 Employee Stock Option Plan (the "1989 Plan") which provided for the grant of both qualified and nonqualified options as determined by a committee appointed by the board of directors. At the 1995 Annual Meeting of Stockholders, the 1989 Employee Stock Option Plan was terminated, and the 1995 Equity Incentive Plan (the "1995 Plan") was approved. Stock options outstanding under the existing 1989 Stock Option Plan were not affected by the termination of that plan.

Options under the 1989 Plan were granted for a term of three to ten years and were generally exercisable one year from date of grant. The 1995 Plan allows the granting of stock options, stock appreciation rights, restricted stock awards, performance unit awards and performance share awards (collectively, "Awards") to eligible participants. The number of shares authorized to be issued pursuant to the 1995 Plan is 3,600,000. Options granted under the 1995 Plan during 1995 have a term of five to ten years and are generally exercisable three years from date of grant. Options granted under the 1995 Plan during years subsequent to 1995 have a term of ten years and are generally 50% exercisable three years from date of grant, 25% exercisable four years from date of grant, and 25% exercisable five years from date of grant. Subject to the terms of the 1995 Plan, the Committee has the sole discretion to determine the employees who shall be granted Awards, the size and types of such Awards, and the terms and conditions of such Awards.

During 1999, the Company's Board of Directors approved the 1999 Employee Incentive Plan (the "1999 Plan") which provides for the granting of nonqualified stock options, stock appreciation rights, restricted stock, performance units and performance shares to eligible participants. The number of shares authorized to be issued pursuant to the 1999 Plan is 333,000. Options granted under the 1999 Plan have a term of ten years and are generally exercisable three years from the date of grant. Under all three plans, the option price for both qualified and nonqualified options as of the date granted cannot be less than the fair market value of the Company's common stock.

All three plans permit the granting of performance shares, representing rights to receive the Company's common stock based upon certain performance criteria. Performance shares were granted in 1999 which have a one-year and a three-year performance period. Compensation expense of $2,048,000 related to these grants was recorded in 1999 and was based on the market price of the Company's common stock at the end of the fiscal year.

The Company accounts for all three plans in accordance with APB Opinion No. 25 which requires compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. Under this method, no compensation cost has been recognized for stock option awards.

Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value as prescribed by SFAS No. 123 (see Note 2), the Company's net earnings and net earnings per common share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                         1999              1998             1997
                                                                    ---------------   ---------------   --------------
        Net earnings, as reported................................    $    54,198       $    50,015       $   45,091
        Net earnings, pro forma..................................    $    50,880       $    48,205       $   41,119

        Basic net earnings per common share, as reported.........    $      1.91       $      1.65       $     1.44
        Basic net earnings per common share, pro forma...........    $      1.79       $      1.59       $     1.31

        Diluted net earnings per common share, as reported.......    $      1.89       $      1.65       $     1.43
        Diluted net earnings per common share, pro forma.........    $      1.78       $      1.59       $     1.30


The weighted average fair value at date of grant for options granted during 1999, 1998 and 1997 was $13.69, $10.68 and $12.76 per share, respectively, which, for the purposes of this disclosure, is assumed to be amortized over the respective vesting period of the grants. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997: dividend yield of 0.3% for all years; expected volatility of 48.4%, 51.7% and 56.0%, respectively; risk-free interest rate of 6.4%, 4.7% and 5.7%, respectively; and expected lives of 4.9, 5.5 and 4.6 years, respectively.


Transactions relative to all three plans are as follows:

                                              1999 Plan                     1995 Plan                    1989 Plan
                                     ----------------------------- ----------------------------- ---------------------------
                                                      Weighted                      Weighted                     Weighted
                                                       Average                       Average                     Average
                                       Number of      Exercise       Number of      Exercise      Number of      Exercise
                                        Options         Price         Options         Price        Options        Price
                                     -------------- -------------- -------------- -------------- ------------- -------------
  Options outstanding at
      December 29, 1996............       --              --        1,829,343         $ 27.97      811,703         $14.09
         Granted...................       --              --          142,825         $ 24.98         --              --
         Exercised.................       --              --           (2,167)        $ 25.88     (160,887)        $13.29
         Canceled..................       --              --         (228,902)        $ 28.03      (10,804)        $20.52
                                     --------------                --------------                -------------
  Options outstanding at
      December 28, 1997............       --              --        1,741,099         $ 27.72      640,012         $14.17
         Granted...................       --              --          466,498         $ 21.38         --              --
         Exercised.................       --              --             --               --      (340,351)        $13.94
         Canceled..................       --              --         (382,999)        $ 27.45      (15,249)        $20.53
                                     --------------                --------------                -------------
  Options outstanding at
      December 27, 1998............       --              --        1,824,598         $ 26.15      284,412         $14.11
         Granted...................     83,000         $28.85         379,400         $ 28.24         --              --
         Exercised.................       --              --         (154,639)        $ 26.14     (150,685)        $13.15
         Canceled..................       --              --          (31,142)        $ 24.71         (227)        $ 7.48
                                     --------------                --------------                -------------
  Options outstanding at
      December 26, 1999............     83,000         $28.85       2,018,217         $ 26.58      133,500         $15.20
                                     ==============                ==============                =============
  Options exercisable at
      December 26, 1999............       --              --          937,435         $ 27.65      133,500         $15.20
                                     =============                 ==============                =============
  Options available for grant at
      December 26, 1999............    250,000                      1,379,355                         --


The following table summarizes information relating to fixed-priced stock options outstanding for all three plans at December 26, 1999:

                                                  Options Outstanding                       Options Exercisable
                                    ------------------------------------------------  --------------------------------
                                                        Weighted
                                                        Average         Weighted
                                                       Remaining         Average                          Weighted
        Range of Exercise Prices        Number        Contractual       Exercise          Number           Average
                                     Outstanding          Life            Price        Exercisable     Exercise Price
       ---------------------------  ---------------  ---------------  --------------  ---------------  ---------------

       1989 Plan:
         $   3.02    to $   3.03           2,500        1.6 years         $   3.02           2,500         $   3.02
         $  13.82    to $  14.38          98,000        4.3 years         $  13.88          98,000         $  13.88
         $  19.25    to $  21.88          33,000        1.8 years         $  20.05          33,000         $  20.05
                                    ---------------                                   ---------------
         $   3.02    to $  21.88         133,500        3.6 years         $  15.20         133,500         $  15.20
                                    ===============                                   ===============

        1995 Plan:
         $  18.81    to $  22.75         324,000        8.5 years         $  20.62          5,000          $ 22.75
         $  24.00    to $  26.69         298,360        5.8 years         $  25.12        165,450          $ 25.05
         $  28.00    to $  33.00       1,395,857        6.9 years         $  28.27        766,985          $ 28.24
                                    ---------------                                   ---------------
         $  18.81    to $  33.00       2,018,217        7.0 years         $  26.58        937,435          $ 27.65
                                    ===============                                   ===============

        1999 Plan:
         $  28.50    to $  33.00          83,000        9.4 years         $  28.85           --                --
                                    ===============                                   ===============

Restricted stock awards: During 1998 and 1999, restricted stock awards were granted to certain officers and key employees of the Company. These awards vest evenly over a three-year period. Unearned compensation was recorded for the market value of the stock at the date of grant and is shown as a reduction to stockholders' equity in the accompanying consolidated balance sheet. Unearned compensation is being amortized ratably to expense over the vesting period and accordingly, the Company recognized compensation expense of $281,000 in 1998 and $388,000 in 1999.

Employee retirement plans: During 1992, the Company established a profit sharing plan and trust in accordance with Section 401(k) of the Internal Revenue Code. Prior to 1997, the Company matched 25% of employee contributions, not to exceed 2% of the employee's total annual compensation, with the Company contributions vesting at the rate of 20% each year beginning after the employee's second year of service. The Company adopted amendments to the 401(k) plan which were effective beginning in 1997. The Company's matching contributions were increased to 35% and 50% of employee contributions in 1997 and subsequent years, respectively, not to exceed 2.8% and 4.0%, respectively, of the employee's total annual compensation, and were made in shares of the Company's common stock. The Company's contributions vest at the rate of 60% after the employee's third year of service, 80% after four years of service and 100% after five years of service. The number of common shares authorized pursuant to the 401(k) plan is 50,000. During 1994, the Company established a non-qualified defined contribution retirement plan for key employees. The Company's contributions under both plans in 1999, 1998 and 1997 were $939,000, $945,000 and $702,000, respectively.

Employee stock purchase plan: During 1996, the Company established an employee stock purchase plan in accordance with Section 423 of the Internal Revenue Code, and the plan was approved at the 1997 Annual Meeting of Stockholders. The plan allows employees to purchase shares of the Company's common stock at a 10% discount through payroll deductions. The number of common shares authorized pursuant to the plan is 200,000. During 1999, 1998 and 1997, employees purchased 44,299, 46,204 and 20,143 shares, respectively, under this plan.

Employee stock ownership plan: The Company's Board of Directors approved an employee stock ownership plan in January 1997. The Company's contributions to this plan are completely discretionary and are made in shares of the Company's common stock. The Company's contributions to the plan were $400,000 for 1999 and 1998 and $500,000 for 1997.

14.   Related Party Transactions

The Company leases a restaurant site from a corporation whose ownership is composed of certain current and former stockholders, directors and officers of the Company. The lease has a term of 20 years with two renewal options. The lease provides for rentals in an amount equal to approximately 7% of gross sales of the restaurants. During 1995, the Company entered into an agreement with this party to lease additional parking space at the same site. Rents incurred under both leases totaled $158,000, $148,000 and $166,000 for 1999, 1998 and 1997,
respectively, and are included in direct and occupancy costs in the consolidated statements of earnings.

In March 1998, the Company entered into an agreement to purchase a tract of land for future restaurant development for $290,000 from an entity in which the Chairman of the Company has a one-third ownership interest. The purchase price was less than current appraised value.

In February 1999, the Company entered into an agreement to sell its four specialty restaurants to an entity owned by the Company's Chairman and certain members of his family (see Note 4). In addition, the same entity became a franchisee of the Company by purchasing seven existing Applebee's restaurants from another franchisee.

Pursuant to its policy to loan executives amounts used by the executive to invest in the Company's stock, and in keeping with the Company's executive stock ownership guidelines, the Company had loans of $455,000 outstanding to three officers at December 26, 1999 at interest rates ranging from 4.7% to 6.2% which are collateralized by the stock. These loans are reflected as a reduction to additional paid-in capital in the Company's consolidated 1999 balance sheet.

15.   Quarterly Results of Operations (Unaudited)

The following presents the unaudited consolidated quarterly results of operations for 1999 and 1998 (in thousands, except per share amounts). During the first quarter of 1999, the Company recognized a loss of $9,000,000 relating to the sale of the Rio Bravo Cantina and specialty restaurants. During the fourth quarter of 1999, the Company recognized a gain of $4,193,000 relating to the sale of the Philadelphia restaurants.

                                                                                   1999
                                                      ---------------------------------------------------------------
                                                                           Fiscal Quarter Ended
                                                      ---------------------------------------------------------------
                                                        March 28,        June 27,       September 26,    December 26,
                                                          1999             1999             1999             1999
                                                      -------------    -------------    -------------   -------------
Revenues:
     Company restaurant sales.......................    $161,760         $145,832         $145,434        $143,728
     Franchise income...............................      17,540           18,151           18,259          18,880
                                                      -------------    -------------    -------------   -------------
        Total operating revenues....................     179,300          163,983          163,693         162,608
                                                      -------------    -------------    -------------   -------------
Cost of Company restaurant sales:
     Food and beverage..............................      44,765           39,776           39,633          39,691
     Labor..........................................      51,786           45,773           45,753          45,226
     Direct and occupancy...........................      41,004           36,124           34,312          34,307
     Pre-opening expense............................         378              240              645             319
                                                      -------------    -------------    -------------   -------------
        Total cost of Company restaurant sales......     137,933          121,913          120,343         119,543
                                                      -------------    -------------    -------------   -------------
General and administrative expenses.................      16,133           14,484           15,568          17,153
Amortization of intangible assets...................       1,533            1,518            1,490           1,456
(Gain) loss on disposition of restaurants and
equipment...........................................       9,288              215              213          (4,109)
                                                      -------------    -------------    -------------   -------------
Operating earnings..................................      14,413           25,853           26,079          28,565
                                                      -------------    -------------    -------------   -------------
Other income (expense):
     Investment income..............................         180              430              293             292
     Interest expense...............................      (3,055)          (2,522)          (2,444)         (2,793)
     Other income (expense).........................         168             (164)             170             270
                                                      -------------    -------------    -------------   -------------
        Total other expense.........................      (2,707)          (2,256)          (1,981)         (2,231)
                                                      -------------    -------------    -------------   -------------
Earnings before income taxes........................      11,706           23,597           24,098          26,334
Income taxes........................................       4,331            8,731            8,916           9,559
                                                      -------------    -------------    -------------   -------------
Net earnings........................................    $  7,375         $ 14,866         $ 15,182        $ 16,775
                                                      =============    =============    =============   =============

Basic net earnings per common share.................    $   0.25         $   0.51         $   0.54        $   0.62
                                                      =============    =============    =============   =============

Diluted net earnings per common share...............    $   0.25         $   0.51         $   0.53        $   0.62
                                                      =============    =============    =============   =============

Basic weighted average shares outstanding...........      29,526           29,070           28,100          26,919
                                                      =============    =============    =============   =============
Diluted weighted average shares outstanding.........      29,648           29,245           28,454          27,233
                                                      =============    =============    =============   =============




                                                                                   1998
                                                      ---------------------------------------------------------------
                                                                           Fiscal Quarter Ended
                                                      ---------------------------------------------------------------
                                                        March 29,        June 28,       September 27,    December 27,
                                                          1998             1998             1998            1998
                                                      -------------    -------------    -------------   -------------
Revenues:
     Company restaurant sales.......................    $129,758         $149,829         $151,648        $149,605
     Franchise income...............................      16,845           16,580           17,002          16,295
                                                      -------------    -------------    -------------   -------------
        Total operating revenues....................     146,603          166,409          168,650         165,900
                                                      -------------    -------------    -------------   -------------
Cost of Company restaurant sales:
     Food and beverage..............................      35,368           40,917           41,680          41,455
     Labor..........................................      42,323           47,291           47,589          48,057
     Direct and occupancy...........................      33,219           37,191           38,301          37,982
     Pre-opening expense............................         481              527              912           1,173
                                                      -------------    -------------    -------------   -------------
        Total cost of Company restaurant sales......     111,391          125,926          128,482         128,667
                                                      -------------    -------------    -------------   -------------
General and administrative expenses.................      14,454           14,564           14,398          14,628
Amortization of intangible assets...................         875            1,546            1,546           1,571
Loss on disposition of restaurants and equipment....         458              213              187              94
                                                      -------------    -------------    -------------   -------------
Operating earnings..................................      19,425           24,160           24,037          20,940
                                                      -------------    -------------    -------------   -------------
Other income (expense):
     Investment income..............................         220              394              249             268
     Interest expense...............................        (751)          (3,298)          (2,853)         (3,020)
     Other income...................................         167              108              135             228
                                                      -------------    -------------    -------------   -------------
        Total other expense.........................        (364)          (2,796)          (2,469)         (2,524)
                                                      -------------    -------------    -------------   -------------
Earnings before income taxes and
     extraordinary item.............................      19,061           21,364           21,568          18,416
Income taxes........................................       7,091            7,947            8,024           6,691
                                                      -------------    -------------    -------------   -------------
Earnings before extraordinary item..................      11,970           13,417           13,544          11,725
Extraordinary loss from early extinguishment
     of debt, net of income taxes...................         --              (641)             --              --
                                                      -------------    -------------    -------------   -------------
Net earnings........................................    $ 11,970         $ 12,776         $ 13,544        $ 11,725
                                                      =============    =============    =============   =============

Basic net earnings per common share:
     Basic earnings before extraordinary item.......    $   0.39         $   0.44         $   0.45        $   0.39
     Extraordinary item.............................         --             (0.02)             --              --
                                                      -------------    -------------    -------------   -------------
Basic net earnings per common share.................    $   0.39         $   0.42         $   0.45        $   0.39
                                                      =============    =============    =============   =============

Diluted net earnings per common share:
     Diluted earnings before extraordinary item.....    $   0.39         $   0.44         $   0.45        $   0.39
     Extraordinary item.............................         --             (0.02)             --              --
                                                      -------------    -------------    -------------   -------------
Diluted net earnings per common share...............    $   0.39         $   0.42         $   0.45        $   0.39
                                                      =============    =============    =============   =============

Basic weighted average shares outstanding...........      30,611           30,381           30,184          29,911
                                                      =============    =============    =============   =============
Diluted weighted average shares outstanding.........      30,734           30,522           30,278          29,976
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

       4.2 Amendment dated May 13, 1999 to Shareholder Rights Plan contained in Rights Agreement dated as of September 7, 1994, between Applebee's International, Inc. and Chemical Bank, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 1999).

       4.3 Certificate of the Voting Powers, Designations, Preferences and Relative Participating, Optional and Other Special Rights and Qualifications of Series A Participating Cumulative Preferred Stock of Applebee's International, Inc. (incorporated by reference to Exhibit 4.2 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 25, 1994).

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

      10.4       Form of Applebee's Development Agreement.

      10.5       Form of Applebee's Franchise Agreement.

      10.6 Schedule of Applebee's Development and Franchise Agreements as of December 26, 1999.

   Exhibit
    Number                           Description of Exhibit
---------------  ---------------------------------------------------------------

      10.7 Purchase Rights Agreement dated January 17, 1990 by and between Applebee's International, Inc. and Apple Star, Inc. (incorporated by reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 25, 1994).

      10.8 Credit Agreement dated as of March 30, 1998 (incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 1998).

      10.9 Asset Purchase Agreement dated February 10, 1999 by and among Applebee's International, Inc., Rio Bravo International, Inc., Innovative Restaurant Concepts, Inc., IRC Kansas, Inc., Applebee's of Michigan, Inc., Rio Bravo Services, Inc., Chevys Holdings, Inc., Chevys, Inc. and Rio Bravo Acquisitions, Inc. (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 1999).

     10.10 Asset Purchase Agreement dated February 8, 1999 by and among Rio Bravo International, Inc., Innovative Restaurant Concepts, Inc., Summit Restaurants, Inc. and Specialty Restaurant Development, L.L.C. (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q dated March 28,
                 1999).


                 Management Contracts and Compensatory Plans or Arrangements

     10.11       1995 Equity Incentive Plan, as amended.

     10.12       Employee  Stock  Purchase  Plan  (incorporated  by reference to
                 Exhibit 10.14 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1997).

     10.13       1999 Management and Executive Incentive Plan.

     10.14       1999 Employee Incentive Plan.

     10.15 Employment Agreement, dated January 27, 1994, with Lloyd L. Hill (incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1994).

     10.16 Severance and Noncompetition Agreement, dated January 27, 1994, with Lloyd L. Hill (incorporated by reference to Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1994).

     10.17 Employment Agreement, dated March 1, 1995, with George D. Shadid (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 1995).

     10.18       Form of Indemnification Agreement (incorporated by reference to
                 Exhibit 10.29 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 25, 1994).

     10.19       Schedule of parties to Indemnification Agreement.

  Exhibit
   Number                            Description of Exhibit
---------------  ---------------------------------------------------------------

     10.20 Previous Form of Change in Control Agreement (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 1998) and schedule of parties thereto.

     10.21 New Form of Change in Control Agreement (incorporated by reference to Exhibit 10.23 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 27, 1998) and schedule of parties thereto.

        21       Subsidiaries of Applebee's International, Inc.

      23.1       Consent of Deloitte & Touche LLP.

        24       Power of Attorney (see page 29 of the Form 10-K).

        27       Financial Data Schedule.