Form 10-Q
period 2000-03-26
APPLEBEES INTERNATIONAL INC
filed 2000-04-27
CIK 853665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 26, 2000
                               ----------------------------------

                                       OR

[    ]   TRANSITION REPORT  PURSUANT  TO SECTION  13 OR 15(d)  OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                        to
                               -----------------------   -----------------------

Commission File Number:    000-17962
                       -------------


                         Applebee's International, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                  43-1461763
  --------------------------------         ------------------------------------
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

The number of shares of the registrant's common stock outstanding as of April 20, 2000 was 26,633,932.

                         APPLEBEE'S INTERNATIONAL, INC.
                                    FORM 10-Q
                       FISCAL QUARTER ENDED MARCH 26, 2000
                                      INDEX


                                                                                                                Page

Part I              Financial Information

Item 1.             Consolidated Financial Statements:

                    Consolidated Balance Sheets as of March 26, 2000
                       and December 26, 1999................................................................      3

                    Consolidated Statements of Earnings for the 13 Weeks
                       Ended March 26, 2000 and March 28, 1999..............................................      4

                    Consolidated Statement of Stockholders' Equity for the
                       13 Weeks Ended March 26, 2000........................................................      5

                    Consolidated Statements of Cash Flows for the 13 Weeks
                       Ended March 26, 2000 and March 28, 1999 .............................................      6

                    Notes to Consolidated Financial Statements..............................................      8

Item 2.             Management's Discussion and Analysis of
                       Financial Condition and Results of Operations........................................     11



Part II             Other Information

Item 1.             Legal Proceedings.......................................................................     19

Item 6.             Exhibits and Reports on Form 8-K........................................................     19


Signatures .................................................................................................     20

Exhibit Index...............................................................................................     21


                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      (in thousands, except share amounts)


                                                                                        March 26,        December 26,
                                                                                          2000               1999
                                                                                      --------------     -------------
                                                       ASSETS

Current assets:
     Cash and cash equivalents......................................................   $    5,070         $    1,427
     Short-term investments, at market value (cost of $2,476 in 2000 and 1999)......        2,541              2,555
     Receivables (less allowance for bad debts of $2,403 in 2000 and $2,435 in 1999)       16,428             13,563
     Inventories....................................................................       10,387             11,247
     Prepaid and other current assets...............................................        5,378              5,419
                                                                                      --------------     -------------
        Total current assets........................................................       39,804             34,211
Property and equipment, net.........................................................      301,701            300,140
Goodwill, net.......................................................................       87,342             88,667
Franchise interest and rights, net..................................................        3,326              3,449
Other assets........................................................................       15,821             15,749
                                                                                      --------------     -------------
                                                                                       $  447,994         $  442,216
                                                                                      ==============     =============


                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt..............................................   $      892         $    1,807
     Accounts payable...............................................................       19,066             16,966
     Accrued expenses and other current liabilities.................................       50,523             54,962
     Accrued dividends..............................................................           --              2,660
     Accrued income taxes...........................................................        7,520              1,267
                                                                                      --------------     -------------
        Total current liabilities...................................................       78,001             77,662
                                                                                      --------------     -------------
Non-current liabilities:
     Long-term debt - less current portion..........................................       98,302            106,293
     Franchise deposits.............................................................        1,730              1,765
     Deferred income taxes..........................................................        2,630              2,623
                                                                                      --------------     -------------
        Total non-current liabilities...............................................      102,662            110,681
                                                                                      --------------     -------------
        Total liabilities...........................................................      180,663            188,343
                                                                                      --------------     -------------
Commitments and contingencies (Note 3) Stockholders' equity:
     Preferred stock - par value $0.01 per share:  authorized - 1,000,000 shares;
        no shares issued............................................................           --                 --
     Common stock - par value $0.01 per share:  authorized - 125,000,000 shares;
        issued - 32,150,360 shares..................................................          321                321
     Additional paid-in capital.....................................................      169,268            168,584
     Retained earnings..............................................................      248,311            233,548
     Unrealized gain on short-term investments, net of income taxes.................           41                 50
                                                                                      --------------     -------------
                                                                                          417,941            402,503
     Treasury stock- 5,574,074 shares in 2000 and 5,553,213 shares in 1999, at cost.     (150,610)          (148,630)
                                                                                      --------------     -------------
        Total stockholders' equity..................................................      267,331            253,873
                                                                                      --------------     -------------
                                                                                       $  447,994         $  442,216
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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                    (in thousands, except per share amounts)


                                                                                 13 Weeks Ended
                                                                         --------------------------------
                                                                          March 26,         March 28,
                                                                             2000              1999
                                                                         -------------     -------------
       Revenues:
            Company restaurant sales................................       $ 145,451         $ 161,760
            Franchise income........................................          19,799            17,540
                                                                         -------------     -------------
               Total operating revenues.............................         165,250           179,300
                                                                         -------------     -------------
       Cost of Company restaurant sales:
            Food and beverage.......................................          40,058            44,765
            Labor...................................................          46,168            51,786
            Direct and occupancy....................................          35,660            41,004
            Pre-opening expense.....................................             296               378
                                                                         -------------     -------------
               Total cost of Company restaurant sales...............         122,182           137,933
                                                                         -------------     -------------
       General and administrative expenses..........................          16,007            16,133
       Amortization of intangible assets............................           1,451             1,533
       Loss on disposition of restaurants and equipment.............             353             9,288
                                                                         -------------     -------------
       Operating earnings...........................................          25,257            14,413
                                                                         -------------     -------------
       Other income (expense):
            Investment income.......................................             349               180
            Interest expense........................................          (2,364)           (3,055)
            Other income............................................             118               168
                                                                         -------------     -------------
               Total other expense..................................          (1,897)           (2,707)
                                                                         -------------     -------------
       Earnings before income taxes.................................          23,360            11,706
       Income taxes.................................................           8,597             4,331
                                                                         -------------     -------------
       Net earnings.................................................       $  14,763         $   7,375
                                                                         =============     =============

       Basic net earnings per common share..........................       $    0.55         $    0.25
                                                                         =============     =============
       Diluted net earnings per common share........................       $    0.55         $    0.25
                                                                         =============     =============

       Basic weighted average shares outstanding....................          26,670            29,526
                                                                         =============     =============
       Diluted weighted average shares outstanding..................          26,788            29,648
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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                      (in thousands, except share amounts)



                                                                                        Unrealized
                                          Common Stock         Additional                  Gain on                   Total
                                    -------------------------   Paid-In     Retained    Short-Term    Treasury   Stockholders'
                                       Shares       Amount      Capital     Earnings    Investments    Stock        Equity
                                    -------------- ---------- ------------ ------------ ------------ ---------- ----------------

Balance, December 26, 1999..........  32,150,360     $ 321     $ 168,584    $ 233,548        $ 50    $(148,630)   $ 253,873

   Purchases of treasury stock......       --           --           --           --           --       (4,990)      (4,990)
   Stock options exercised and
     related tax benefit............       --           --           111          --           --          628          739
   Shares issued under employee
     stock and 401(k) plans.........       --           --           547          --           --        1,380        1,927
   Restricted stock and performance
     shares awarded under equity
     incentive plan, net of
     cancellations..................       --           --           473          --           --        1,002        1,475
   Unearned compensation relating
     to restricted shares...........                    --            83          --           --          --            83
   Notes receivable from officers
     for stock sales................       --           --          (530)         --           --          --          (530)
   Change in unrealized gain on
     short-term investments,
     net of income taxes............       --           --           --           --           (9)         --            (9)
   Net earnings.....................       --           --           --        14,763         --           --        14,763
                                    -------------- ---------- ------------ ------------ ------------ ---------- --------------

Balance, March 26, 2000...........    32,150,360     $ 321     $ 169,268    $ 248,311        $ 41    $(150,610)   $ 267,331
                                    ============== ========== ============ ============ ============ ========== ==============






                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                                            13 Weeks Ended
                                                                                    --------------------------------
                                                                                      March 26,         March 28,
                                                                                        2000               1999
                                                                                    --------------     -------------
       CASH FLOWS FROM OPERATING ACTIVITIES:
            Net earnings.......................................................       $  14,763          $   7,375
            Adjustments to reconcile net earnings to net
               cash provided by operating activities:
               Depreciation and amortization...................................           7,240              7,639
               Amortization of intangible assets...............................           1,451              1,533
               Amortization of deferred financing costs........................             174                158
               Deferred income tax provision ..................................             148                274
               Loss on disposition of restaurants and equipment................             353              9,288
            Changes in assets and liabilities:
               Receivables.....................................................          (2,865)              (646)
               Inventories.....................................................             860               (897)
               Prepaid and other current assets................................             (95)            (3,550)
               Accounts payable................................................           2,100              3,532
               Accrued expenses and other current liabilities..................          (1,531)            (5,089)
               Accrued income taxes............................................           6,253              6,913
               Franchise deposits..............................................             (35)               --
               Other...........................................................            (690)              (626)
                                                                                    --------------     -------------
               NET CASH PROVIDED BY
                  OPERATING ACTIVITIES.........................................          28,126             25,904
                                                                                    --------------     -------------
       CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchases of property and equipment................................          (8,896)           (16,175)
            Proceeds from sale of restaurants and equipment....................               1                --
                                                                                    --------------     -------------
               NET CASH USED BY INVESTING ACTIVITIES...........................          (8,895)           (16,175)
                                                                                    --------------     -------------
       CASH FLOWS FROM FINANCING ACTIVITIES:
            Purchases of treasury stock........................................          (4,990)            (5,968)
            Dividends paid.....................................................          (2,660)            (2,659)
            Issuance of common stock upon exercise of stock options and
               related tax benefit.............................................             739                359
            Shares sold under employee stock purchase plan.....................             239                226
            Payments on long-term debt.........................................          (8,916)            (2,385)
                                                                                    --------------     -------------
               NET CASH USED BY FINANCING ACTIVITIES...........................         (15,588)           (10,427)
                                                                                    --------------     -------------
       NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....................           3,643               (698)
       CASH AND CASH EQUIVALENTS, beginning of period..........................           1,427              1,767
                                                                                    --------------     -------------
       CASH AND CASH EQUIVALENTS, end of period................................       $   5,070          $   1,069
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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                   (Unaudited)
                                 (in thousands)


                                                                                           13 Weeks Ended
                                                                                 ------------------------------------
                                                                                    March 26,           March 28,
                                                                                      2000                1999
                                                                                 ----------------    ----------------

Supplemental disclosures of cash flow information:
     Cash paid during the 13 week period for:
       Income taxes........................................................         $     2,601         $       682
                                                                                 ================    ================
       Interest............................................................         $     2,102         $     3,041
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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Basis of Presentation

The consolidated financial statements of Applebee's International, Inc. and subsidiaries (the "Company") included in this Form 10-Q have been prepared without audit (except that the balance sheet information as of December 26, 1999 has been derived from consolidated financial statements which were audited) in accordance with the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1999.

The Company believes that all adjustments, consisting only of normal recurring adjustments (except for the loss on disposition discussed in Note 2), necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

On December 13, 1999, the Company completed the sale of 12 Applebee's restaurants in the Philadelphia market for $23,465,000. The operations of the restaurants and future restaurant development in the market area were assumed by an existing Applebee's franchisee. The agreement also provides for additional payments if the franchisee achieves certain future sales levels in the Philadelphia market. Depreciation and amortization on the long-lived assets to be disposed was discontinued in August 1999 in anticipation of the sale of these restaurants. In connection with this transaction, the Company recognized a gain in the fourth quarter of 1999 of $4,193,000 ($2,650,000 net of income taxes). Total Company restaurant sales and cost of Company restaurant sales for these restaurants for the quarter ended March 28, 1999 were $5,510,000 and $4,533,000, respectively.

3.    Commitments and Contingencies

Litigation, claims and disputes: As of March 26, 2000, the Company was using assets owned by a former franchisee in the operation of one restaurant which remains under a purchase rights agreement that required the Company to make certain payments to the franchisee's lender. In 1991, a dispute arose between the lender and the Company over the amount of the payments due the lender under that agreement and as to whether the Company had agreed to guarantee the franchisee's debt. Based upon a then-current independent appraisal, the Company offered to settle the dispute and purchase the assets of the three then-existing restaurants for $1,000,000 in 1991. In November 1992, the lender was declared insolvent by the FDIC and has since been liquidated. The Company closed one of the three restaurants in 1994 and one of the two remaining restaurants in February 1996. In the fourth quarter of 1996, the Company received information indicating that the franchisee's indebtedness to the FDIC had been acquired by a third party. In June 1997, the third party filed a lawsuit against the Company seeking approximately $3,800,000. In April 1999, a summary judgment of $3,833,000 was awarded to the third party. The Company has filed an appeal and believes it has meritorious defenses. As of March 26, 2000, the Company believes it has recorded adequate reserves for this matter.

In addition, the Company is involved in various legal actions arising in the normal course of business. While the resolution of the matter described above may have an impact on the financial results for the period in which it is resolved, the Company believes that the ultimate disposition of these matters will not, in the aggregate, have a material adverse effect upon its business or consolidated financial position.

Franchise financing: The Company entered into an agreement in 1992 with a financing source to provide up to $75,000,000 of financing to Company franchisees to fund development of new franchise restaurants. The Company provided a limited guaranty of loans made under the agreement. The Company's maximum recourse obligation of 10% of the amount funded is reduced beginning in the second year of each long-term loan and thereafter decreases ratably to zero after the seventh year of each loan. Approximately $49,000,000 was funded through this financing source, of which $12,000,000 was outstanding at March 26, 2000. This agreement expired on December 31, 1994 and was not renewed, although some loan commitments as of the termination date were thereafter funded through December 31, 1995.

Lease guaranties: In connection with the sale of restaurants to franchisees and other parties, the Company has, in certain cases, remained contingently liable for the remaining lease payments. As of March 26, 2000, the aggregate amount of these lease payments totaled approximately $31,200,000. The Company has been indemnified by the buyers from any losses related to such guaranties.

Philadelphia divestiture: In connection with the sale of the Philadelphia restaurants, the Company has provided a guarantee to a franchise group totaling $1,250,000 of which $1,181,000 remains outstanding as of March 26, 2000.

Severance agreements: The Company has severance and employment agreements with certain officers providing for severance payments to be made in the event the employee resigns or is terminated related to a change in control (as defined in the agreements). If the severance payments had been due as of March 26, 2000, the Company would have been required to make payments aggregating approximately $6,100,000. In addition, the Company has severance and employment agreements with certain officers which contain severance provisions not related to a change in control, and such provisions would have required aggregate payments of approximately $4,400,000 if such officers had been terminated as of March 26, 2000.

4.  Earnings Per Share

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

                                                                       13 Weeks Ended
                                                                ----------------------------
                                                                  March 26,      March 28,
                                                                    2000           1999
                                                                -------------  -------------

      Net earnings......................................         $  14,763      $  7,375
                                                                =============  =============

      Basic weighted average shares outstanding.........            26,670        29,526
      Dilutive effect of stock options..................               118           122
                                                                -------------  -------------
      Diluted weighted average shares outstanding.......            26,788        29,648
                                                                =============  =============

      Basic net earnings per common share...............         $    0.55      $   0.25
                                                                =============  =============
      Diluted net earnings per common share.............         $    0.55      $   0.25
                                                                =============  =============

5.  New Accounting Pronouncement

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

The Company operates on a 52 or 53 week fiscal year ending on the last Sunday in December. The Company's fiscal quarters ended March 26, 2000 and March 28, 1999 each contained 13 weeks, and are referred to hereafter as the "2000 quarter" and the "1999 quarter," respectively.

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

On December 13, 1999, the Company completed the sale of 12 Applebee's restaurants in the Philadelphia market for $23,465,000. The operations of the restaurants and future restaurant development in the market area were assumed by an existing Applebee's franchisee. In connection with this transaction, the Company recognized a gain in the fourth quarter of 1999 of $4,193,000 ($2,650,000 net of income taxes). Total Company restaurant sales and cost of Company restaurant sales for these restaurants for the 1999 quarter were $5,510,000 and $4,533,000, respectively.

Results of Operations

The following table sets forth, for the periods indicated, information derived from the Company's consolidated statements of earnings expressed as a percentage of total operating revenues, except where otherwise noted. Percentages may not add due to rounding.

                                                                                    13 Weeks Ended
                                                                           ----------------------------------
                                                                             March 26,         March 28,
                                                                                2000              1999
                                                                           ---------------   ---------------
        Revenues:
             Company restaurant sales....................................       88.0%             90.2%
             Franchise income............................................       12.0               9.8
                                                                           ---------------   ---------------
                Total operating revenues.................................      100.0%            100.0%
                                                                           ===============   ===============
        Cost of sales (as a percentage of Company restaurant sales):
             Food and beverage...........................................       27.5%             27.7%
             Labor.......................................................       31.7              32.0
             Direct and occupancy........................................       24.5              25.3
             Pre-opening expense.........................................        0.2               0.2
                                                                           ---------------   ---------------
                Total cost of sales......................................       84.0%             85.3%
                                                                           ===============   ===============

        General and administrative expenses..............................        9.7%              9.0%
        Amortization of intangible assets................................        0.9               0.9
        Loss on disposition of restaurants and equipment.................        0.2               5.2
                                                                           ---------------   ---------------
        Operating earnings...............................................       15.3               8.0
                                                                           ---------------   ---------------
        Other income (expense):
             Investment income...........................................        0.2               0.1
             Interest expense............................................       (1.4)             (1.7)
             Other income................................................        0.1               0.1
                                                                           ---------------   ---------------
                Total other expense......................................       (1.1)             (1.5)
                                                                           ---------------   ---------------
        Earnings before income taxes.....................................       14.1               6.5
        Income taxes.....................................................        5.2               2.4
                                                                           ---------------   ---------------
        Net earnings.....................................................        8.9%              4.1%
                                                                           ===============   ===============

The following table sets forth certain unaudited financial information and other restaurant data relating to Company and franchise restaurants, as reported to the Company by franchisees.

                                                                                        13 Weeks Ended
                                                                           -----------------------------------------
                                                                             March 26,              March 28,
                                                                                2000                   1999
                                                                          -------------------    -------------------
   Number of restaurants:
   Applebee's:
        Company(1):
            Beginning of period........................................               262                    247
            Restaurant openings........................................                 5                      7
            Restaurant closings........................................                (1)                  --
                                                                          -------------------    -------------------
            End of period..............................................               266                    254
                                                                          -------------------    -------------------
        Franchise:
            Beginning of period........................................               906                    817
            Restaurant openings........................................                14                     20
            Restaurant closings........................................                (1)                  --
                                                                          -------------------    -------------------
            End of period..............................................               919                    837
                                                                          -------------------    -------------------
        Total Applebee's:
            Beginning of period........................................             1,168                  1,064
            Restaurant openings........................................                19                     27
            Restaurant closings........................................                (2)                  --
                                                                          -------------------    -------------------
            End of period..............................................             1,185                  1,091
                                                                          ===================    ===================

   Rio Bravo Cantinas:
        Company:
            Beginning of period........................................               --                      40
            Restaurant openings........................................               --                     --
                                                                          -------------------    -------------------
            End of period..............................................               --                      40
                                                                          -------------------    -------------------
        Franchise:
            Beginning of period........................................               --                      26
            Restaurant openings........................................               --                     --
            Restaurant closings........................................               --                      (1)
                                                                          -------------------    -------------------
            End of period..............................................               --                      25
                                                                          -------------------    -------------------
        Total Rio Bravo Cantinas:
            Beginning of period........................................               --                      66
            Restaurant openings........................................               --                     --
            Restaurant closings........................................               --                      (1)
                                                                          -------------------    -------------------
            End of period..............................................               --                      65
                                                                          ===================    ===================

   Specialty Restaurants...............................................               --                       4
                                                                          ===================    ===================

   Total number of restaurants:
            Beginning of period........................................             1,168                  1,134
            Restaurant openings........................................                19                     27
            Restaurant closings........................................                (2)                    (1)
                                                                          -------------------    -------------------
            End of period..............................................             1,185                  1,160
                                                                          ===================    ===================





                                                                                        13 Weeks Ended
                                                                           -----------------------------------------
                                                                             March 26,              March 28,
                                                                                2000                   1999
                                                                          -------------------    -------------------
   Weighted average weekly sales per restaurant:
        Applebee's:
            Company(1).................................................      $    42,369           $    40,889
            Franchise..................................................      $    41,475           $    39,916
            Total Applebee's...........................................      $    41,676           $    40,142
       Rio Bravo Cantinas:
            Company(2).................................................               --           $    47,373
            Franchise..................................................               --           $    36,547
            Total Rio Bravo Cantinas...................................               --           $    43,097
   Change in comparable restaurant sales:(3)
       Applebee's:
            Company(1).................................................              5.0 %                 1.3 %
            Franchise..................................................              3.8 %                 0.4 %
            Total Applebee's...........................................              4.1 %                 0.6 %
        Rio Bravo Cantinas (Company)...................................               --                 (10.0)%
   Total system sales (in thousands):
        Applebee's.....................................................      $   637,220           $   562,751
        Rio Bravo Cantinas.............................................               --                36,771
        Specialty restaurants..........................................               --                 3,666
                                                                          -------------------    -------------------
            Total system sales.........................................      $   637,220           $   603,188
                                                                          ===================    ===================






--------
   (1) Includes one Texas restaurant operated by the Company under a management agreement since July 1990.
   (2) Excludes one  restaurant  which was open for dinner only.
   (3) When computing comparable restaurant sales, restaurants open for at least 18 months are compared from period to period.

Company Restaurant Sales. Company restaurant sales for the 2000 and 1999 quarters were as follows (in thousands):

                                                                13 Weeks Ended
                                                 ---------------------------------------------
                                                   March 26,      March 28,      Increase
                                                     2000           1999         (Decrease)
                                                 -------------  -------------  --------------
         Applebee's........................       $ 145,451      $ 133,420      $   12,031
         Rio Bravo Cantinas................            --           24,674         (24,674)
         Specialty restaurants.............            --            3,666          (3,666)
                                                 -------------  -------------  --------------
              Total........................       $ 145,451      $ 161,760      $  (16,309)
                                                 =============  =============  ==============

Total Company restaurant sales decreased 10% in the 2000 quarter due to the sale of the Rio Bravo Cantina and specialty restaurants in April 1999. Sales in the 2000 quarter increased 9% for Applebee's restaurants due primarily to Company restaurant openings and increases in comparable restaurant sales which were partially offset by the sale of the Philadelphia restaurants in December 1999. Comparable restaurant sales at Company Applebee's restaurants increased by 5.0% in the 2000 quarter. Weighted average weekly sales at Company Applebee's restaurants increased 3.6% from $40,889 in the 1999 quarter to $42,369 in the 2000 quarter. These increases were due to increased customer traffic as a result of the success of the Company's food promotions, an increase in network television advertising during the 2000 quarter and increased sales of appetizers, drinks and desserts.

Franchise Income. Overall franchise income increased $2,259,000 (13%) from $17,540,000 in the 1999 quarter to $19,799,000 in the 2000 quarter. This increase was due primarily to the increased number of franchise Applebee's restaurants operating during the 2000 quarter as compared to the 1999 quarter. Successful system-wide food promotions also contributed to increases of 3.9% in weighted average weekly sales and 3.8% in comparable franchise restaurant sales in the 2000 quarter.

Cost of Company Restaurant Sales. Food and beverage costs decreased from 27.7% in the 1999 quarter to 27.5% in the 2000 quarter, due primarily to the impact of the sale of the Rio Bravo restaurants. Beverage sales, as a percentage of Company restaurant sales, declined from 16.1% in the 1999 quarter to 14.0% in the 2000 quarter, which had a negative impact on overall food and beverage costs, as a percentage of Company restaurant sales. This decrease was due primarily to the sale of the Rio Bravo restaurants, which had a higher proportion of beverage sales. Management also believes that the reduction in beverage sales was due, in part, to the continuation of the overall trend toward increased awareness of responsible alcohol consumption as well as higher rate of growth in food sales resulting from successful food promotions.

Labor costs decreased from 32.0% in the 1999 quarter to 31.7% in the 2000 quarter due primarily to the impact of the sale of the Rio Bravo restaurants. This decrease was partially offset by higher management incentive compensation expense, as well as continued pressure on both hourly labor and management costs due to low unemployment and the highly competitive nature of the restaurant industry.

Direct and occupancy costs decreased from 25.3% in the 1999 quarter to 24.5% in the 2000 quarter due primarily to the sale of the Rio Bravo restaurants, a decrease in advertising costs, as a percentage of sales, and leverage resulting from the sales increases at Applebee's restaurants during the 2000 quarter.

General and Administrative Expenses. General and administrative expenses increased in the 2000 quarter to 9.7% from 9.0% in the 1999 quarter, due primarily to the absorption of general and administrative expenses over a lower revenue base as a result of the divestiture of the Rio Bravo, specialty and Philadelphia restaurants. In addition, incentive compensation expense increased as a result of the Company's performance.

Loss on Disposition of Restaurants and Equipment. Loss on disposition of restaurants and equipment decreased from $9,288,000 in the 1999 quarter to $353,000 in the 2000 quarter due primarily to a loss on the disposition of the Rio Bravo Cantina and specialty restaurants of $9,000,000 which was recorded in the 1999 quarter.

Interest Expense. Interest expense decreased in the 2000 quarter as a result of a reduction in debt related to the sale of the Rio Bravo Cantina, specialty and Philadelphia restaurants in 1999.

Income Taxes. The effective income tax rate, as a percentage of earnings before income taxes, was 36.8% in the 2000 quarter compared to 37.0% in the 1999 quarter. The decrease in the Company's effective tax rate in the 2000 quarter was due primarily to an increase in credits resulting from FICA taxes on tips and Work Opportunity Tax Credits.

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

Capital expenditures were $53,945,000 in fiscal year 1999 and $8,896,000 in the 2000 quarter. Capital expenditures are expected to be between $55,000,000 and $60,000,000 in fiscal 2000 primarily for the development of new restaurants, refurbishments of and capital replacements for existing restaurants, and enhancements to information systems. The Company currently expects to open 25 to 27 Applebee's restaurants in 2000. The amount of actual capital expenditures will be dependent upon, among other things, the proportion of leased versus owned properties as the Company expects to continue to purchase a portion of its sites. In addition, if the Company opens more restaurants than it currently anticipates or acquires additional restaurants, its capital requirements will increase accordingly.

The Company's senior term loan and working capital facilities are subject to various covenants and restrictions which, among other things, require the maintenance of stipulated fixed charge, interest coverage and leverage ratios, as defined, and limit additional indebtedness and capital expenditures in excess of specified amounts. As of March 26, 2000, the credit agreement permits annual cash dividends of the greater of $5,000,000 or 50% of consolidated net income. The Company is currently in compliance with the covenants contained in its credit agreement.

In December 1999, the Company's Board of Directors authorized the repurchase of up to $32,500,000 of its common stock through the year 2000, subject to market conditions and pursuant to applicable restrictions under the Company's credit agreement. The Company repurchased 185,000 shares of its common stock at an aggregate cost of $4,990,000 in the 2000 quarter.

As of March 26, 2000, the Company held liquid assets totaling $7,611,000, consisting of cash and cash equivalents of $5,070,000 and short-term investments of $2,541,000. The working capital deficit decreased from $43,451,000 at December 26, 1999 to $38,197,000 at March 26, 2000. This decrease was due primarily to the redemption of gift certificates sold in 1999, the payment of accrued bonuses and the payment of the Company's annual dividend in January 2000. As of March 26, 2000, the Company had $10,000,000 outstanding under its $86,500,000 working capital facility, standby letters of credit totaling $4,406,000 outstanding under its $10,000,000 letter of credit facilities, and no borrowings outstanding under its $5,000,000 line of credit facility.

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

Forward-Looking Statements

The statements contained herein regarding restaurant development and capital expenditures are forward-looking and based on current expectations. There are several risks and uncertainties that could cause actual results to differ materially from those described. For a discussion of the principal factors that could cause actual results to be materially different, refer to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2000. The Company disclaims any obligation to update forward-looking statements.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

The Company's senior term loan bears interest at either the bank's prime rate plus 1.25% or LIBOR plus 2.25%, at the Company's option. The Company's working capital facility bears interest at either the bank's prime rate plus 0.125% or LIBOR plus 1.125%, at the Company's option. The interest rate on the working capital facility is subject to change based upon the Company's leverage ratio.

The Company has entered into interest rate swap agreements to manage its exposure to interest rate fluctuations. The swap agreements effectively fix the underlying three-month LIBOR interest rate on $75,000,000 of the senior credit facilities to rates ranging from 5.91% to 6.05%.

As of March 26, 2000, the total amount of debt subject to interest rate fluctuations was $19,661,000 ($9,661,000 under the term loan and $10,000,000 under revolving credit and unsecured line of credit facilities). A 1% change in interest rates would result in an increase or decrease in interest expense of $197,000 per year.

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

As of March 26, 2000, the Company was using assets owned by a former franchisee in the operation of one restaurant which remains under a purchase rights agreement that required the Company to make certain payments to the franchisee's lender. In 1991, a dispute arose between the lender and the Company over the amount of the payments due the lender under that agreement and as to whether the Company had agreed to guarantee the franchisee's debt. Based upon a then-current independent appraisal, the Company offered to settle the dispute and purchase the assets of the three then-existing restaurants for $1,000,000 in 1991. In November 1992, the lender was declared insolvent by the FDIC and has since been liquidated. The Company closed one of the three restaurants in 1994 and one of the two remaining restaurants in February 1996. In the fourth quarter of 1996, the Company received information indicating that the franchisee's indebtedness to the FDIC had been acquired by a third party. In June 1997, the third party filed a lawsuit against the Company seeking approximately $3,800,000. In April 1999, a summary judgment of $3,833,000 was awarded to the third party. The Company has filed an appeal and believes it has meritorious defenses. As of March 26, 2000, the Company believes it has recorded adequate reserves for this matter.

In addition, the Company is involved in various legal actions arising in the normal course of business. While the resolution of the matter described above may have an impact on the financial results for the period in which it is resolved, the Company believes that the ultimate disposition of these matters will not, in the aggregate, have a material adverse effect upon its business or consolidated financial position.

The Company has reached an agreement to settle a dispute with the Company's franchisee for Germany regarding disclosures allegedly made or omitted by the Company. This agreement did not have a material impact on the Company's results of operations.


Item 6.     Exhibits and Reports on Form 8-K

(a) The Exhibits listed on the accompanying Exhibit Index are filed as part of this report.

(b) The Company filed a report on Form 8-K on December 29, 1999 announcing a new stock repurchase program and an annual dividend declaration on its common stock of ten cents per common share.

(c) The Company filed a report on Form 8-K on February 9, 2000 in accordance with the Private Securities Litigation Reform Act of 1995 as it relates to a safe harbor for companies making forward-looking statements. The factors listed in the report are important factors that could cause actual results to differ materially from those projected in forward-looking statements made by the Company.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    APPLEBEE'S INTERNATIONAL, INC.
                                    (Registrant)



Date:    April 26, 2000             By:  /s/    Lloyd L. Hill
         -----------------------        ------------------------
                                        Lloyd L. Hill
                                        Chief Executive Officer
                                        (principal executive officer)

Date:    April 26, 2000             By:  /s/    George D. Shadid
         -----------------------        ------------------------
                                        George D. Shadid
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (principal financial officer)

Date:    April 26, 2000             By:  /s/    Mark A. Peterson
         -----------------------        ------------------------
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