Form 10-Q
period 2000-06-25
APPLEBEES INTERNATIONAL INC
filed 2000-07-27
CIK 853665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 25, 2000
                               ----------------------------------

                                       OR

[    ]   TRANSITION  REPORT  PURSUANT TO SECTION  13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                        to
                               -----------------------  ------------------------

Commission File Number:  000-17962
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

The number of shares of the registrant's common stock outstanding as of July 21, 2000 was 26,773,249.

                         APPLEBEE'S INTERNATIONAL, INC.
                                    FORM 10-Q
                       FISCAL QUARTER ENDED JUNE 25, 2000
                                      INDEX


                                                                                                                Page

Part I              Financial Information

Item 1.             Consolidated Financial Statements:

                    Consolidated Balance Sheets as of June 25, 2000
                       and December 26, 1999................................................................      3

                    Consolidated Statements of Earnings for the 13 Weeks and 26 Weeks
                       Ended June 25, 2000 and June 27, 1999................................................      4

                    Consolidated Statement of Stockholders' Equity for the
                       26 Weeks Ended June 25, 2000.........................................................      5

                    Consolidated Statements of Cash Flows for the 26 Weeks
                       Ended June 25, 2000 and June 27, 1999................................................      6

                    Notes to Consolidated Financial Statements..............................................      8

Item 2.             Management's Discussion and Analysis of
                       Financial Condition and Results of Operations........................................     11



Part II             Other Information

Item 1.             Legal Proceedings.......................................................................     19

Item 4.             Submission of Matters to a Vote of Security Holders.....................................     20

Item 6.             Exhibits and Reports on Form 8-K........................................................     20


Signatures .................................................................................................     21

Exhibit Index...............................................................................................     22



                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      (in thousands, except share amounts)


                                                                                          June 25,         December 26,
                                                                                            2000               1999
                                                                                        --------------     -------------
                                                       ASSETS

Current assets:
     Cash and cash equivalents........................................................   $    7,004         $    1,427
     Short-term investments, at market value (amortized cost of $2,076 in 2000 and
        $2,476 in 1999)...............................................................        2,106              2,555
     Receivables (less allowance for bad debts of $2,362 in 2000 and $2,435 in 1999)         17,558             13,563
     Inventories......................................................................       13,785             11,247
     Prepaid and other current assets.................................................        9,308              5,419
                                                                                        --------------     -------------
        Total current assets..........................................................       49,761             34,211
Property and equipment, net...........................................................      303,137            300,140
Goodwill, net.........................................................................       86,017             88,667
Franchise interest and rights, net....................................................        3,204              3,449
Other assets..........................................................................       17,923             15,749
                                                                                        --------------     -------------
                                                                                         $  460,042         $  442,216
                                                                                        ==============     =============


                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt................................................   $      892         $    1,807
     Accounts payable.................................................................       25,972             16,966
     Accrued expenses and other current liabilities...................................       49,494             54,962
     Accrued dividends................................................................           --              2,660
     Accrued income taxes.............................................................        1,684              1,267
                                                                                        --------------     -------------
        Total current liabilities.....................................................       78,042             77,662
                                                                                        --------------     -------------
Non-current liabilities:
     Long-term debt - less current portion............................................       87,882            106,293
     Franchise deposits...............................................................        1,547              1,765
     Deferred income taxes............................................................        3,521              2,623
                                                                                        --------------     -------------
        Total non-current liabilities.................................................       92,950            110,681
                                                                                        --------------     -------------
        Total liabilities.............................................................      170,992            188,343
                                                                                        --------------     -------------
Commitments and contingencies (Note 3)
Stockholders' equity:
     Preferred stock - par value $0.01 per share:  authorized - 1,000,000 shares;
        no shares issued..............................................................           --                 --
     Common stock - par value $0.01 per share:  authorized - 125,000,000 shares;
        issued - 32,150,360 shares....................................................          321                321
     Additional paid-in capital.......................................................      171,006            168,584
     Retained earnings................................................................      264,963            233,548
     Unrealized gain on short-term investments, net of income taxes...................           20                 50
                                                                                        --------------     -------------
                                                                                            436,310            402,503
     Treasury stock - 5,389,120 shares in 2000 and 5,553,213 shares in 1999, at cost..     (147,260)          (148,630)
                                                                                        --------------     -------------
        Total stockholders' equity....................................................      289,050            253,873
                                                                                        --------------     -------------
                                                                                         $  460,042         $  442,216
                                                                                        ==============     =============

                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                             13 Weeks Ended                 26 Weeks Ended
                                                       ---------------------------    ---------------------------
                                                        June 25,        June 27,       June 25,        June 27,
                                                          2000            1999           2000            1999
                                                       -----------     -----------    ------------    -----------
Revenues:
     Company restaurant sales....................       $ 147,909       $ 145,832      $  293,360      $ 307,592
     Franchise income............................          20,736          18,151          40,535         35,691
                                                       -----------     -----------    ------------    -----------
        Total operating revenues.................         168,645         163,983         333,895        343,283
                                                       -----------     -----------    ------------    -----------
Cost of Company restaurant sales:
     Food and beverage...........................          39,323          39,776          79,381         84,541
     Labor.......................................          46,954          45,773          93,122         97,559
     Direct and occupancy........................          36,095          36,124          71,755         77,128
     Pre-opening expense.........................             213             240             509            618
                                                       -----------     -----------    ------------    -----------
        Total cost of Company restaurant sales...         122,585         121,913         244,767        259,846
                                                       -----------     -----------    ------------    -----------
General and administrative expenses..............          16,338          14,484          32,345         30,617
Amortization of intangible assets................           1,455           1,518           2,906          3,051
Loss on disposition of restaurants and equipment.             322             215             675          9,503
                                                       -----------     -----------    ------------    -----------
Operating earnings...............................          27,945          25,853          53,202         40,266
                                                       -----------     -----------    ------------    -----------
Other income (expense):
     Investment income...........................             367             430             716            610
     Interest expense............................          (2,267)         (2,522)         (4,631)        (5,577)
     Other income (expense)......................             303            (164)            421              4
                                                       -----------     -----------    ------------    -----------
        Total other expense......................          (1,597)         (2,256)         (3,494)        (4,963)
                                                       -----------     -----------    ------------    -----------
Earnings before income taxes.....................          26,348          23,597          49,708         35,303
Income taxes.....................................           9,696           8,731          18,293         13,062
                                                       -----------     -----------    ------------    -----------
Net earnings.....................................       $  16,652       $  14,866      $   31,415      $  22,241
                                                       ===========     ===========    ============    ===========

Basic net earnings per common share..............       $    0.62       $    0.51      $     1.18      $    0.76
                                                       ===========     ===========    ============    ===========
Diluted net earnings per common share............       $    0.62       $    0.51      $     1.17      $    0.76
                                                       ===========     ===========    ============    ===========

Basic weighted average shares outstanding........          26,690          29,070          26,680         29,298
                                                       ===========     ===========    ============    ===========
Diluted weighted average shares outstanding......          27,033          29,245          26,894         29,451
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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                      (in thousands, except share amounts)



                                                                                             Unrealized
                                            Common Stock          Additional                  Gain on                      Total
                                      -------------------------    Paid-In       Retained    Short-Term     Treasury   Stockholders'
                                         Shares       Amount       Capital       Earnings    Investments     Stock        Equity
                                      -------------- ----------  ------------  ------------  ------------  ----------  -------------

Balance, December 26, 1999...........   32,150,360      $ 321     $ 168,584     $ 233,548       $  50      $(148,630)   $ 253,873

   Purchases of treasury stock.......        --            --          --            --            --         (4,995)      (4,995)
   Stock options exercised and
     related tax benefit.............        --            --         1,632          --            --          3,709        5,341
   Shares issued under employee
     stock and 401(k) plans..........        --            --           654          --            --          1,675        2,329
   Restricted stock and performance
     shares awarded under equity
     incentive plan, net of
     cancellations...................        --            --           493          --            --            981        1,474
   Unearned compensation relating
     to restricted shares............        --            --           179          --            --           --            179
   Notes receivable from officers
     for stock sales.................        --            --          (536)         --            --           --           (536)
   Change in unrealized gain on
     short-term investments,
     net of income taxes.............        --            --           --           --           (30)          --            (30)
   Net earnings......................        --            --           --         31,415          --           --         31,415
                                      -------------- ----------  ------------  ------------  ------------  ----------  -------------

Balance, June 25, 2000...............   32,150,360      $ 321     $ 171,006     $ 264,963       $  20      $(147,260)   $ 289,050
                                      ============== ==========  ============  ============  ============  ==========  =============






                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                                           26 Weeks Ended
                                                                                   --------------------------------
                                                                                     June 25,          June 27,
                                                                                       2000              1999
                                                                                   -------------     --------------
       CASH FLOWS FROM OPERATING ACTIVITIES:
            Net earnings......................................................       $  31,415         $   22,241
            Adjustments to reconcile net earnings to net
               cash provided by operating activities:
               Depreciation and amortization..................................          14,589             14,673
               Amortization of intangible assets..............................           2,906              3,051
               Amortization of deferred financing costs.......................             355                172
               Deferred income tax provision (benefit)........................             614               (270)
               Loss on disposition of restaurants and equipment...............             675              9,503
            Changes  in  assets  and   liabilities   (exclusive  of  effects
               of divestitures):
               Receivables....................................................          (3,995)              (801)
               Inventories....................................................          (2,538)            (1,517)
               Prepaid and other current assets...............................          (3,587)              (226)
               Accounts payable...............................................           9,006              4,087
               Accrued expenses and other current liabilities.................          (2,560)            (7,207)
               Accrued income taxes...........................................             417              1,823
               Franchise deposits.............................................            (218)              (104)
               Other..........................................................            (896)              (243)
                                                                                   -------------     --------------
               NET CASH PROVIDED BY OPERATING ACTIVITIES......................          46,183             45,182
                                                                                   -------------     --------------
       CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchases of short-term investments...............................            (100)               --
            Maturities and sales of short-term investments....................             500                250
            Equity investment in unaffiliated company.........................          (2,000)               --
            Purchases of property and equipment...............................         (17,993)           (29,335)
            Proceeds from sale of restaurants and equipment...................               9             59,015
                                                                                   -------------     --------------
               NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES...............         (19,584)            29,930
                                                                                   -------------     --------------
       CASH FLOWS FROM FINANCING ACTIVITIES:
            Purchases of treasury stock.......................................          (4,995)           (36,895)
            Dividends paid....................................................          (2,660)            (2,659)
            Issuance of common stock upon exercise of stock options and
               related tax benefit............................................           5,341              4,035
            Shares sold under employee stock purchase plan....................             638                458
            Payments on long-term debt........................................         (19,346)           (39,856)
                                                                                   -------------     --------------
               NET CASH USED BY FINANCING ACTIVITIES..........................         (21,022)           (74,917)
                                                                                   -------------     --------------
       NET INCREASE IN CASH AND CASH EQUIVALENTS..............................           5,577                195
       CASH AND CASH EQUIVALENTS, beginning of period.........................           1,427              1,767
                                                                                   -------------     --------------
       CASH AND CASH EQUIVALENTS, end of period...............................       $   7,004         $    1,962
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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                   (Unaudited)
                                 (in thousands)


                                                                                           26 Weeks Ended
                                                                                 ------------------------------------
                                                                                    June 25,            June 27,
                                                                                      2000                1999
                                                                                 ----------------    ----------------

Supplemental disclosures of cash flow information:
     Cash paid during the 26 week period for:
       Income taxes........................................................         $    21,040         $    11,274
                                                                                 ================    ================
       Interest............................................................         $     4,162         $     5,875
                                                                                 ================    ================


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

The Company received a $6,000,000 subordinated note in connection with the sale of the Rio Bravo Cantina restaurants in April 1999 (see Note 2) which is due in April 2009.


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

On December 13, 1999, the Company completed the sale of 12 Applebee's restaurants in the Philadelphia market for $23,465,000. The operations of the restaurants and future restaurant development in the market area were assumed by an existing Applebee's franchisee. The agreement also provides for additional payments if the franchisee achieves certain future sales levels in the Philadelphia market. Depreciation and amortization on the long-lived assets to be disposed was discontinued in August 1999 in anticipation of the sale of these restaurants. In connection with this transaction, the Company recognized a gain in the fourth quarter of 1999 of $4,193,000 ($2,650,000 net of income taxes). Total Company restaurant sales and cost of Company restaurant sales for these restaurants for the 26 weeks ended June 27, 1999 were $11,427,000 and $9,467,000, respectively.

3.    Commitments and Contingencies

Litigation, claims and disputes: As of June 25, 2000, the Company was using assets owned by a former franchisee in the operation of one restaurant which remains under a purchase rights agreement that required the Company to make certain payments to the franchisee's lender. In 1991, a dispute arose between the lender and the Company over the amount of the payments due the lender under that agreement and as to whether the Company had agreed to guarantee the franchisee's debt. Based upon a then-current independent appraisal, the Company offered to settle the dispute and purchase the assets of the three then-existing restaurants for $1,000,000 in 1991. In November 1992, the lender was declared insolvent by the FDIC and has since been liquidated. The Company closed one of the three restaurants in 1994 and one of the two remaining restaurants in February 1996. In the fourth quarter of 1996, the Company received information indicating that the franchisee's indebtedness to the FDIC had been acquired by a third party. In June 1997, the third party filed a lawsuit against the Company seeking approximately $3,800,000. In April 1999, a summary judgment of $3,833,000 was awarded to the third party. In June 2000, the court of appeals reversed the summary judgment and remanded the case to a lower court for further action. The third party has appealed the court's decision. As of June 25, 2000, the Company believes it has recorded adequate reserves for this matter.

In addition, the Company is involved in various legal actions arising in the normal course of business. One such matter currently pending involves a dispute with the Company's franchisee for the Netherlands regarding disclosures allegedly made or omitted by the Company. This matter is in the very early stages of assessment; however, the Company believes that it has meritorious defenses to the allegations of the franchisee and will vigorously defend these claims.

While the resolution of the matters described above may have an impact on the financial results for the period in which they are resolved, the Company believes that the ultimate disposition of these matters will not, in the aggregate, have a material adverse effect upon its business or consolidated financial position.

Franchise financing: The Company entered into an agreement in 1992 with a financing source to provide up to $75,000,000 of financing to Company franchisees to fund development of new franchise restaurants. The Company provided a limited guaranty of loans made under the agreement. The Company's maximum recourse obligation of 10% of the amount funded is reduced beginning in the second year of each long-term loan and thereafter decreases ratably to zero after the seventh year of each loan. Approximately $49,000,000 was funded through this financing source, of which $12,000,000 was outstanding at June 25, 2000. This agreement expired on December 31, 1994 and was not renewed.

Lease guaranties: In connection with the sale of restaurants to franchisees and other parties, the Company has, in certain cases, remained contingently liable for the remaining lease payments. As of June 25, 2000, the aggregate amount of these lease payments totaled approximately $31,600,000. The Company has been indemnified by the buyers from any losses related to such guaranties.

Philadelphia divestiture: In connection with the sale of the Philadelphia restaurants, the Company has provided a loan guarantee to a franchise group totaling $1,250,000 of which $1,074,000 remains outstanding as of June 25, 2000.

Severance agreements: The Company has severance and employment agreements with certain officers providing for severance payments to be made in the event the employee resigns or is terminated related to a change in control (as defined in the agreements). If the severance payments had been due as of June 25, 2000, the Company would have been required to make payments aggregating approximately $6,100,000. In addition, the Company has severance and employment agreements with certain officers which contain severance provisions not related to a change in control, and such provisions would have required aggregate payments of approximately $4,400,000 if such officers had been terminated as of June 25, 2000.

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

                                                               13 Weeks Ended                  26 Weeks Ended
                                                       ------------------------------- -------------------------------
                                                          June 25,        June 27,        June 25,        June 27,
                                                            2000            1999            2000            1999
                                                       --------------- --------------- --------------- ---------------

Net earnings.........................................    $  16,652       $  14,866       $  31,415       $  22,241
                                                       =============== =============== =============== ===============

Basic weighted average shares outstanding............       26,690          29,070          26,680          29,298
Dilutive effect of stock options.....................          343             175             214             153
                                                       --------------- --------------- --------------- ---------------
Diluted weighted average shares outstanding..........       27,033          29,245          26,894          29,451
                                                       =============== =============== =============== ===============

Basic net earnings per common share..................    $    0.62       $    0.51       $    1.18       $    0.76
                                                       =============== =============== =============== ===============
Diluted net earnings per common share................    $    0.62       $    0.51       $    1.17       $    0.76
                                                       =============== =============== =============== ===============


5.  New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the Company beginning in the first quarter of fiscal year 2001. The Company believes that the adoption of the Statements will not have a material effect on its financial statements, based on current activities.

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

The Company operates on a 52 or 53 week fiscal year ending on the last Sunday in December. The Company's fiscal quarters ended June 25, 2000 and June 27, 1999 each contained 13 weeks, and are referred to hereafter as the "2000 quarter" and the "1999 quarter," respectively. The 26 week periods ended June 25, 2000 and June 27, 1999 are referred to hereafter as the "2000 year-to-date period" and the "1999 year-to-date period," respectively.

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

On December 13, 1999, the Company completed the sale of 12 Applebee's restaurants in the Philadelphia market for $23,465,000. The operations of the restaurants and future restaurant development in the market area were assumed by an existing Applebee's franchisee. In connection with this transaction, the Company recognized a gain in the fourth quarter of 1999 of $4,193,000 ($2,650,000 net of income taxes). Total Company restaurant sales and cost of Company restaurant sales for these restaurants for the 26 weeks ended June 27, 1999 were $11,427,000 and $9,467,000, respectively.

Results of Operations

The following table sets forth, for the periods indicated, information derived from the Company's consolidated statements of earnings expressed as a percentage of total operating revenues, except where otherwise noted. Percentages may not add due to rounding.

                                                                      13 Weeks Ended             26 Weeks Ended
                                                                --------------------------  --------------------------
                                                                 June 25,      June 27,       June 25,      June 27,
                                                                   2000          1999           2000          1999
                                                                ------------  ------------  -------------  ------------
Revenues:
     Company restaurant sales................................       87.7%         88.9%         87.9%          89.6%
     Franchise income........................................       12.3          11.1          12.1           10.4
                                                                ------------  ------------  -------------  ------------
        Total operating revenues.............................      100.0%        100.0%        100.0%         100.0%
                                                                ============  ============  =============  ============
Cost of sales (as a percentage of Company restaurant sales):
     Food and beverage.......................................       26.6%         27.3%         27.1%          27.5%
     Labor...................................................       31.7          31.4          31.7           31.7
     Direct and occupancy....................................       24.4          24.8          24.5           25.1
     Pre-opening expense.....................................        0.1           0.2           0.2            0.2
                                                                ------------  ------------  -------------  ------------
        Total cost of sales..................................       82.9%         83.6%         83.4%          84.5%
                                                                ============  ============  =============  ============

General and administrative expenses..........................        9.7%          8.8%          9.7%           8.9%
Amortization of intangible assets............................        0.9           0.9           0.9            0.9
Loss on disposition of restaurants and equipment.............        0.2           0.1           0.2            2.8
                                                                ------------  ------------  -------------  ------------
Operating earnings...........................................       16.6          15.8          15.9           11.7
                                                                ------------  ------------  -------------  ------------
Other income (expense):
     Investment income.......................................        0.2           0.3           0.2            0.2
     Interest expense........................................       (1.3)         (1.5)         (1.4)          (1.6)
     Other income (expense)..................................        0.2          (0.1)          0.1             --
                                                                ------------  ------------  -------------  ------------
        Total other expense..................................       (0.9)         (1.4)         (1.0)          (1.4)
                                                                ------------  ------------  -------------  ------------
Earnings before income taxes.................................       15.6          14.4          14.9           10.3
Income taxes.................................................        5.7           5.3           5.5            3.8
                                                                ------------  ------------  -------------  ------------
Net earnings.................................................        9.9%          9.1%          9.4%           6.5%
                                                                ============  ============  =============  ============

The following table sets forth certain unaudited financial information and other restaurant data relating to Company and franchise restaurants, as reported to the Company by franchisees.

                                                                13 Weeks Ended                 26 Weeks Ended
                                                           ----------------------------  -----------------------------
                                                             June 25,       June 27,       June 25,        June 27,
                                                               2000           1999           2000            1999
                                                           -------------  -------------  --------------  -------------
Number of restaurants:
Applebee's:
     Company(1):
         Beginning of period...........................          266            254             262            247
         Restaurant openings...........................            3              3               8             10
         Restaurant closings...........................           (1)            --              (2)            --
                                                           -------------  -------------  --------------  -------------
         End of period.................................          268            257             268            257
                                                           -------------  -------------  --------------  -------------
     Franchise:
         Beginning of period...........................          919            837             906            817
         Restaurant openings...........................           26             13              40             33
         Restaurant closings...........................           (3)            (1)             (4)            (1)
                                                           -------------  -------------  --------------  -------------
         End of period.................................          942            849             942            849
                                                           -------------  -------------  --------------  -------------
     Total Applebee's:
         Beginning of period...........................        1,185          1,091           1,168          1,064
         Restaurant openings...........................           29             16              48             43
         Restaurant closings...........................           (4)            (1)             (6)            (1)
                                                           -------------  -------------  --------------  -------------
         End of period.................................        1,210          1,106           1,210          1,106
                                                           =============  =============  ==============  =============

Rio Bravo Cantinas:
     Company:
         Beginning of period...........................           --             40              --             40
         Restaurants divested..........................           --            (40)             --            (40)
                                                           -------------  -------------  --------------  -------------
         End of period.................................           --             --              --             --
                                                           -------------  -------------  --------------  -------------
     Franchise:
         Beginning of period...........................           --             25              --             26
         Restaurant closings...........................           --             --              --             (1)
         Restaurants divested..........................           --            (25)             --            (25)
                                                           -------------  -------------  --------------  -------------
         End of period.................................           --             --              --             --
                                                           -------------  -------------  --------------  -------------
     Total Rio Bravo Cantinas:
         Beginning of period...........................           --             65              --             66
         Restaurant closings...........................           --             --              --             (1)
         Restaurants divested..........................           --            (65)             --            (65)
                                                           -------------  -------------  --------------  -------------
         End of period.................................           --             --              --             --
                                                           =============  =============  ==============  =============

Specialty Restaurants:
         Beginning of period...........................           --              4              --              4
         Restaurants divested..........................           --             (4)             --             (4)
                                                           -------------  -------------  --------------  -------------
         End of period.................................           --             --              --             --
                                                           =============  =============  ==============  =============

Total number of restaurants:
         Beginning of period..........................         1,185          1,160           1,168          1,134
         Restaurant openings..........................            29             16              48             43
         Restaurant closings..........................            (4)            (1)             (6)            (2)
         Restaurants divested.........................            --            (69)             --            (69)
                                                           -------------  -------------  --------------  -------------
         End of period................................         1,210          1,106           1,210          1,106
                                                           =============  =============  ==============  =============




                                                                13 Weeks Ended                  26 Weeks Ended
                                                           ----------------------------  -------------------------------
                                                             June 25,       June 27,        June 25,         June 27,
                                                               2000           1999            2000             1999
                                                           -------------  -------------  ---------------   --------------
Weighted average weekly sales per restaurant:
     Applebee's:
         Company(1)...................................       $  42,600      $  42,375       $   42,485       $   41,639
         Franchise....................................       $  41,969      $  41,226       $   41,725       $   40,577
         Total Applebee's.............................       $  42,110      $  41,493       $   41,895       $   40,824
Change in comparable restaurant sales:(2)
     Applebee's:
         Company(1)...................................             1.6%           3.6%             3.2%             2.5%
         Franchise....................................             1.2%           2.3%             2.5%             1.3%
         Total Applebee's.............................             1.3%           2.6%             2.6%             1.6%
Total system sales (in thousands):
     Applebee's.......................................       $ 655,123      $ 593,143       $1,292,343       $1,155,893
     Rio Bravo Cantinas...............................              --          5,890               --           42,661
     Specialty restaurants............................              --          1,140               --            4,806
                                                           -------------  -------------  ---------------   --------------
         Total system sales...........................       $ 655,123      $ 600,173       $1,292,343       $1,203,360
                                                           =============  =============  ===============   ==============









--------
(1) Includes one Texas restaurant operated by the Company under a management agreement since July 1990.
(2) When computing comparable restaurant sales, restaurants open for at least 18 months are compared from period to period.

Company Restaurant Sales. Company restaurant sales for the 2000 and 1999 quarters and the 2000 and 1999 year-to-date periods were as follows (in thousands):

                                                                 13 Weeks Ended
                                                -----------------------------------------------
                                                   June 25,        June 27,        Increase
                                                     2000            1999         (Decrease)
                                                --------------  --------------  ---------------
         Applebee's........................      $   147,909     $   140,728     $   7,181
         Rio Bravo Cantinas................             --             3,964        (3,964)
         Specialty restaurants.............             --             1,140        (1,140)
                                                --------------  --------------  ---------------
              Total........................      $   147,909     $   145,832     $   2,077
                                                ==============  ==============  ===============

                                                                 26 Weeks Ended
                                                -----------------------------------------------
                                                   June 25,        June 27,        Increase
                                                     2000            1999         (Decrease)
                                                --------------  --------------  ---------------
         Applebee's........................      $   293,360     $   274,148     $  19,212
         Rio Bravo Cantinas................             --            28,638       (28,638)
         Specialty restaurants.............             --             4,806        (4,806)
                                                --------------  --------------  ---------------
              Total........................      $   293,360     $   307,592     $ (14,232)
                                                ==============  ==============  ===============

Sales increased 5% and 7% for Applebee's restaurants in the 2000 quarter and the 2000 year-to-date period, respectively, due to Company restaurant openings and increases in comparable restaurant sales which were partially offset by the sale of the Philadelphia restaurants in December 1999. The remaining change in total Company restaurant sales for both the 2000 quarter and the 2000 year-to-date period resulted from the sale of the Rio Bravo Cantina and specialty restaurants in April 1999.

Comparable restaurant sales at Company Applebee's restaurants increased by 1.6% and 3.2% in the 2000 quarter and the 2000 year-to-date period, respectively. Weighted average weekly sales at Company Applebee's restaurants increased 0.5% from $42,375 in the 1999 quarter to $42,600 in the 2000 quarter and increased 2.0% from $41,639 in the 1999 year-to-date period to $42,485 in the 2000 year-to-date period. These increases were due primarily to an increase in the average guest check resulting from the Company's food promotions and increased sales of appetizers, drinks and desserts.

Franchise Income. Overall franchise income increased $2,585,000 (14%) from $18,151,000 in the 1999 quarter to $20,736,000 in the 2000 quarter and increased $4,844,000 (14%) from $35,691,000 in the 1999 year-to-date period to $40,535,000 in the 2000 year-to-date period. Such increases were due primarily to the increased number of franchise Applebee's restaurants operating during the 2000 quarter and 2000 year-to-date period. Weighted average weekly sales at franchise restaurants increased 1.8% and 2.8% and franchise comparable restaurant sales increased 1.2% and 2.5% in the 2000 quarter and 2000 year-to-date period, respectively.

Cost of Company Restaurant Sales. Food and beverage costs decreased from 27.3% in the 1999 quarter to 26.6% in the 2000 quarter and from 27.5% in the 1999 year-to-date period to 27.1% in the 2000 year-to-date period due primarily to operational improvements including the implementation of a new theoretical food cost system in 2000. Food and beverage costs in the 2000 year-to-date period were also positively impacted by the sale of the Rio Bravo restaurants. Beverage sales, as a percentage of Company restaurant sales, declined from 13.8% and 15.0% in the 1999 quarter and the 1999 year-to-date period, respectively, to 13.5% and 13.7% in the 2000 quarter and the 2000 year-to-date period, respectively, which had a negative impact on overall food and beverage costs. These decreases were due primarily to the sale of the Rio Bravo restaurants, which had a higher proportion of beverage sales.

Labor  costs  increased  from  31.4%  in the 1999  quarter  to 31.7% in the 2000 quarter and were 31.7% in both the 1999 year-to-date period and the 2000 year-to-date period. Labor costs for Company Applebee's restaurants increased in both the 2000 quarter and the 2000 year-to-date period due to continued pressure on both hourly labor and management costs due to low unemployment and the highly competitive nature of the restaurant industry as well as higher management incentive compensation expense. The increase in the 2000 year-to-date period was offset by the impact of the sale of the Rio Bravo restaurants.

Direct and occupancy costs decreased from 24.8% in the 1999 quarter to 24.4% in the 2000 quarter and from 25.1% in the 1999 year-to-date period to 24.5% in the 2000 year-to-date period. The decreases in both periods were due primarily to a decrease in advertising costs, as a percentage of sales, due to the timing of food promotions. The decrease in the 2000 year-to-date period was also due to the sale of the Rio Bravo restaurants.

General and Administrative Expenses. General and administrative expenses increased from 8.8% and 8.9% in the 1999 quarter and 1999 year-to-date period, respectively, to 9.7% in both the 2000 quarter and the 2000 year-to-date period. The increase in the 2000 quarter and the 2000 year-to-date period was due primarily to the absorption of general and administrative expenses over a lower revenue base as a result of the divestiture of the Rio Bravo, specialty and Philadelphia restaurants.

Loss on Disposition of Restaurants and Equipment. Loss on disposition of restaurants and equipment decreased from $9,503,000 in the 1999 year-to-date period to $675,000 in the 2000 year-to-date period due primarily to the loss on the disposition of the Rio Bravo Cantina and specialty restaurants of $9,000,000 which was recorded in the first quarter of 1999.

Interest Expense. Interest expense decreased in both the 2000 quarter and the 2000 year-to-date period as a result of a reduction in debt related to the sale of the Rio Bravo Cantina, specialty and Philadelphia restaurants in 1999.

Income Taxes. The effective income tax rate, as a percentage of earnings before income taxes, was 36.8% in both the 2000 quarter and 2000 year-to-date period, compared to 37.0% in both the 1999 quarter and 1999 year-to-date period. The decrease in the Company's effective tax rate in both the 2000 quarter and the 2000 year-to-date period was due primarily to an increase in credits resulting from FICA taxes on tips and Work Opportunity Tax Credits.

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

Capital expenditures were $53,945,000 in fiscal year 1999 and $17,993,000 in the 2000 year-to-date period. Capital expenditures are expected to be between $52,000,000 and $57,000,000 in fiscal 2000 primarily for the development of new restaurants, refurbishments of and capital replacements for existing restaurants, and enhancements to information systems. The Company currently expects to open 25 to 27 Applebee's restaurants in 2000. The amount of actual capital expenditures will be dependent upon, among other things, the proportion of leased versus owned properties as the Company expects to continue to purchase a portion of its sites. In addition, if the Company opens more restaurants than it currently anticipates or acquires additional restaurants, its capital requirements will increase accordingly.

The Company's senior term loan and working capital facilities are subject to various covenants and restrictions which, among other things, require the maintenance of stipulated fixed charge, interest coverage and leverage ratios, as defined, and limit additional indebtedness and capital expenditures in excess of specified amounts. The credit agreement permits annual cash dividends of the greater of $5,000,000 or 50% of consolidated net income. In addition, in April 2000, the credit agreement was amended to permit additional repurchases of common stock of up to $50,000,000 through December 31, 2001. The Company is currently in compliance with the covenants contained in its credit agreement.

In December 1999, the Company's Board of Directors authorized the repurchase of up to $32,500,000 of its common stock through the year 2000, subject to market conditions and pursuant to applicable restrictions under the Company's credit agreement. The Company repurchased 185,000 shares of its common stock at an aggregate cost of $4,995,000 in the 2000 year-to-date period.

As of June 25, 2000, the Company held liquid assets totaling $9,110,000, consisting of cash and cash equivalents of $7,004,000 and short-term investments of $2,106,000. The working capital deficit decreased from $43,451,000 at December 26, 1999 to $28,281,000 at June 25, 2000. This decrease was due primarily to the redemption of gift certificates sold in 1999, the payment of accrued bonuses, the payment of the Company's annual dividend in January 2000, and an increase in inventories. As of June 25, 2000, the Company had standby letters of credit totaling $4,406,000 outstanding under its $10,000,000 letter of credit facilities, and no borrowings outstanding under its $86,500,000 working capital facility or its $5,000,000 line of credit facility.

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

New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the Company beginning in the first quarter of fiscal year 2001. The Company believes that the adoption of the Statements will not have a material effect on its financial statements, based on current activities.

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

As of June 25, 2000, the total amount of debt subject to interest rate fluctuations was $9,232,000 ($9,232,000 under the term loan). A 1% change in interest rates would result in an increase or decrease in interest expense of $92,000 per year.

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

As of June 25, 2000, the Company was using assets owned by a former franchisee in the operation of one restaurant which remains under a purchase rights agreement that required the Company to make certain payments to the franchisee's lender. In 1991, a dispute arose between the lender and the Company over the amount of the payments due the lender under that agreement and as to whether the Company had agreed to guarantee the franchisee's debt. Based upon a then-current independent appraisal, the Company offered to settle the dispute and purchase the assets of the three then-existing restaurants for $1,000,000 in 1991. In November 1992, the lender was declared insolvent by the FDIC and has since been liquidated. The Company closed one of the three restaurants in 1994 and one of the two remaining restaurants in February 1996. In the fourth quarter of 1996, the Company received information indicating that the franchisee's indebtedness to the FDIC had been acquired by a third party. In June 1997, the third party filed a lawsuit against the Company seeking approximately $3,800,000. In April 1999, a summary judgment of $3,833,000 was awarded to the third party. In June 2000, the court of appeals reversed the summary judgment and remanded the case to a lower court for further action. The third party has appealed the court's decision. As of June 25, 2000, the Company believes it has recorded adequate reserves for this matter.

In addition, the Company is involved in various legal actions arising in the normal course of business. One such matter currently pending involves a dispute with the Company's franchisee for the Netherlands regarding disclosures allegedly made or omitted by the Company. This matter is in the very early stages of assessment; however, the Company believes that it has meritorious defenses to the allegations of the franchisee and will vigorously defend these claims.

While the resolution of the matters described above may have an impact on the financial results for the period in which they are resolved, the Company believes that the ultimate disposition of these matters will not, in the aggregate, have a material adverse effect upon its business or consolidated financial position.

Item 4.     Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on May 4, 2000. The following matters were submitted to a vote of the Stockholders:

         Proposal I.         It  was   proposed   that  Douglas  R.  Conant,  D.
                             Patrick Curran and George D. Shadid be elected as directors to serve a three-year term expiring in 2003.

         Proposal II.        Amendment of the  Company's  1995  Equity Incentive
                             Plan   to   change  the   manner   in  which  stock
                             options  are  granted   annually  to   non-employee
                             directors   and  to   amend   the   definition   of
                             Performance Goals.

         Proposal III.       Ratification   of   Deloitte  &   Touche   LLP   as
                             independent auditors for the Company for the 2000 fiscal year.

The results of the voting on the foregoing matters were as follows:

                             Affirmative                Negative                                         Broker
      Proposal                  Votes                    Votes                 Abstentions             Non-Votes
---------------------     ------------------      --------------------     --------------------    ------------------
I (Conant)                   24,648,910                     30,460                      --                   --
I (Curran)                   24,648,155                     31,215                      --                   --
I (Shadid)                   23,676,760                  1,002,610                      --                   --
II                           15,914,202                  8,449,458                  315,708                   2
III                          24,629,424                     34,446                   15,500                  --

Each Proposal received the required affirmative votes and was affirmatively adopted by the Stockholders.

Item 6.     Exhibits and Reports on Form 8-K

            (a) The Exhibits listed on the accompanying Exhibit Index are filed as part of this report.

            (b) The Company filed a report on Form 8-K on May 25, 2000 announcing its new e-business strategic initiative and that it had entered into a service agreement and made a $2 million equity investment in Instill Corporation.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          APPLEBEE'S INTERNATIONAL, INC.
                                          (Registrant)



Date:    July 26, 2000                  By:  /s/  Lloyd L. Hill
         -------------------------         ---------------------
                                           Lloyd L. Hill
                                           Chairman and Chief Executive Officer
                                           (principal executive officer)

Date:    July 26, 2000                  By:  /s/    George D. Shadid
         -------------------------         ------------------------
                                           George D. Shadid
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (principal financial officer)

Date:    July 26, 2000                  By:  /s/    Mark A. Peterson
         -------------------------         ------------------------
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


   10.1       Amendment to 1995 Equity Incentive Plan.

    27        Financial Data Schedule.