Form 10-Q
period 2000-09-24
APPLEBEES INTERNATIONAL INC
filed 2000-10-26
CIK 853665

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 24, 2000
                               ------------------------------------

                                       OR

[    ]   TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

Commission File Number:  000-17962
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

The number of shares of the registrant's common stock outstanding as of October 20, 2000 was 25,234,243.

                         APPLEBEE'S INTERNATIONAL, INC.
                                    FORM 10-Q
                     FISCAL QUARTER ENDED SEPTEMBER 24, 2000

                                      INDEX

                                                                                                               Page
Part I              Financial Information

Item 1.             Consolidated Financial Statements:

                    Consolidated Balance Sheets as of September 24, 2000
                       and December 26, 1999................................................................      3

                    Consolidated Statements of Earnings for the 13 Weeks and 39 Weeks
                       Ended September 24, 2000 and September 26, 1999......................................      4

                    Consolidated Statement of Stockholders' Equity for the

                       39 Weeks Ended September 24, 2000....................................................      5

                    Consolidated Statements of Cash Flows for the 39 Weeks

                       Ended September 24, 2000 and September 26, 1999......................................      6

                    Notes to Consolidated Financial Statements..............................................      8

Item 2.             Management's Discussion and Analysis of

                       Financial Condition and Results of Operations........................................     11



Part II             Other Information

Item 1.             Legal Proceedings.......................................................................     19

Item 6.             Exhibits and Reports on Form 8-K........................................................     19


Signatures .................................................................................................     20

Exhibit Index...............................................................................................     21



                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      (in thousands, except share amounts)


                                                                                        September 24,      December 26,
                                                                                            2000               1999
                                                                                        --------------     -------------
                                     ASSETS

Current assets:
     Cash and cash equivalents........................................................   $    8,120         $    1,427
     Short-term investments, at market value (amortized cost of $1,526 in 2000 and
        $2,476 in 1999)...............................................................        1,576              2,555
     Receivables (less allowance for bad debts of $2,489 in 2000 and $2,435 in 1999)..       18,414             13,563
     Inventories......................................................................       11,866             11,247
     Prepaid and other current assets.................................................       10,263              5,419
                                                                                        --------------     -------------
        Total current assets..........................................................       50,239             34,211
Property and equipment, net...........................................................      308,150            300,140
Goodwill, net.........................................................................       84,692             88,667
Franchise interest and rights, net....................................................        3,081              3,449
Other assets..........................................................................       17,921             15,749
                                                                                        --------------     -------------
                                                                                         $  464,083         $  442,216
                                                                                        ==============     =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt...............................................    $    5,682         $    1,807
     Accounts payable................................................................        29,658             16,966
     Accrued expenses and other current liabilities..................................        53,602             54,962
     Accrued dividends...............................................................            --              2,660
     Accrued income taxes............................................................           964              1,267
                                                                                        --------------     -------------
        Total current liabilities....................................................        89,906             77,662
                                                                                        --------------     -------------
Non-current liabilities:
     Long-term debt - less current portion...........................................        99,887            106,293
     Franchise deposits..............................................................         1,682              1,765
     Deferred income taxes...........................................................         4,501              2,623
                                                                                        --------------     -------------
        Total non-current liabilities................................................       106,070            110,681
                                                                                        --------------     -------------
        Total liabilities............................................................       195,976            188,343
                                                                                        --------------     -------------
Commitments and contingencies (Note 3)
Stockholders' equity:
     Preferred stock - par value $0.01 per share:  authorized - 1,000,000 shares;
        no shares issued.............................................................            --                 --
     Common stock - par value $0.01 per share:  authorized - 125,000,000 shares;
        issued - 32,150,360 shares...................................................           321                321
     Additional paid-in capital......................................................       171,192            168,584
     Retained earnings...............................................................       280,777            233,548
     Unrealized gain on short-term investments, net of income taxes..................            32                 50
                                                                                        --------------     -------------
                                                                                            452,322            402,503
     Treasury stock - 6,927,444 shares in 2000 and 5,553,213 shares in 1999, at cost.      (184,215)          (148,630)
                                                                                        --------------     -------------
        Total stockholders' equity...................................................       268,107            253,873
                                                                                        --------------     -------------
                                                                                         $  464,083         $  442,216
                                                                                        ==============     =============

                               See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                    (in thousands, except per share amounts)


                                                              13 Weeks Ended                   39 Weeks Ended
                                                       ------------------------------   ------------------------------
                                                       September 24,    September 26,   September 24,    September 26,
                                                           2000            1999              2000             1999
                                                       -------------   --------------   -------------    -------------
Revenues:
     Company restaurant sales....................        $ 151,038       $ 145,434        $ 444,398        $ 453,026
     Franchise income............................           21,252          18,259           61,787           53,950
                                                       -------------   --------------   -------------    -------------
        Total operating revenues.................          172,290         163,693          506,185          506,976
                                                       -------------   --------------   -------------    -------------
Cost of Company restaurant sales:

     Food and beverage...........................           41,408          39,633          120,789          124,174
     Labor.......................................           47,703          45,753          140,825          143,312
     Direct and occupancy........................           38,005          34,312          109,760          111,440
     Pre-opening expense.........................              322             645              831            1,263
                                                       -------------   --------------   -------------    -------------
        Total cost of Company restaurant sales...          127,438         120,343          372,205          380,189
                                                       -------------   --------------   -------------    -------------
General and administrative expenses..............           16,224          15,568           48,569           46,185
Amortization of intangible assets................            1,460           1,490            4,366            4,541
Loss on disposition of restaurants and equipment.              231             213              906            9,716
                                                       -------------   --------------   -------------    -------------
Operating earnings...............................           26,937          26,079           80,139           66,345
                                                       -------------   --------------   -------------    -------------
Other income (expense):
     Investment income...........................              389             293            1,105              903
     Interest expense............................           (2,225)         (2,444)          (6,856)          (8,021)
     Other income (expense)......................              (79)            170              342              174
                                                       -------------   --------------   -------------    -------------
        Total other expense......................           (1,915)         (1,981)          (5,409)          (6,944)
                                                       -------------   --------------   -------------    -------------
Earnings before income taxes.....................           25,022          24,098           74,730           59,401
Income taxes.....................................            9,208           8,916           27,501           21,978
                                                       -------------   --------------   -------------    -------------
Net earnings.....................................        $  15,814       $  15,182        $  47,229        $  37,423
                                                       =============   ==============   =============    =============

Basic net earnings per common share..............        $    0.61       $    0.54        $    1.78        $    1.30
                                                       =============   ==============   =============    =============
Diluted net earnings per common share............        $    0.60       $    0.53        $    1.77        $    1.29
                                                       =============   ==============   =============    =============

Basic weighted average shares outstanding........           26,098          28,100           26,486           28,898
                                                       =============   ==============   =============    =============
Diluted weighted average shares outstanding......           26,187          28,454           26,627           29,083
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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                      (in thousands, except share amounts)




                                                                                           Unrealized
                                             Common Stock         Additional                  Gain on                   Total
                                       -------------------------   Paid-In     Retained    Short-Term    Treasury    Stockholders'
                                          Shares       Amount      Capital     Earnings    Investments    Stock        Equity
                                       -------------- ---------- ------------ ------------ ----------- ------------ ---------------

Balance, December 26, 1999............   32,150,360     $ 321     $ 168,584    $ 233,548      $  50     $(148,630)     $ 253,873

   Purchases of treasury stock........       --           --           --           --           --       (42,167)       (42,167)
   Stock options exercised and
     related tax benefit..............       --           --          1,634         --           --         3,757          5,391
   Shares issued under employee
     stock and 401(k) plans...........       --           --            730         --           --         1,851          2,581
   Restricted stock and performance
     shares awarded under equity
     incentive plan, net of
     cancellations....................       --          --             525         --           --           974          1,499
   Unearned compensation relating
     to restricted shares.............                   --             269         --           --           --             269
   Notes receivable from officers
     for stock sales..................       --          --            (550)        --           --           --            (550)
   Change in unrealized gain on
     short-term investments,
     net of income taxes..............       --          --            --           --          (18)          --             (18)
   Net earnings.......................       --          --            --         47,229         --           --          47,229
                                       -------------- ---------- ------------ ------------ ----------- ------------ ---------------

Balance, September 24, 2000...........   32,150,360     $ 321     $ 171,192    $ 280,777      $  32     $(184,215)     $ 268,107
                                       ============== ========== ============ ============ =========== ============ ===============



                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                             39 Weeks Ended
                                                                                   -----------------------------------
                                                                                    September 24,      September 26,
                                                                                        2000               1999
                                                                                   ---------------    ----------------
       CASH FLOWS FROM OPERATING ACTIVITIES:
            Net earnings.....................................................        $    47,229         $    37,423
            Adjustments to reconcile net earnings to net
               cash provided by operating activities:
               Depreciation and amortization.................................             21,999              21,708
               Amortization of intangible assets.............................              4,366               4,541
               Amortization of deferred financing costs......................                537                 504
               Deferred income tax provision.................................              1,310                 273
               Loss on disposition of restaurants and equipment..............                906               9,716
            Changes  in  assets  and   liabilities   (exclusive  of  effects
               of divestitures):
               Receivables...................................................             (4,851)              1,283
               Inventories...................................................               (619)             (3,223)
               Prepaid and other current assets..............................             (4,266)               (574)
               Accounts payable..............................................             12,692              (2,463)
               Accrued expenses and other current liabilities................              1,548               3,631
               Accrued income taxes..........................................               (303)              1,428
               Franchise deposits............................................                (83)               (192)
               Other.........................................................               (953)             (2,240)
                                                                                   ---------------    ----------------
               NET CASH PROVIDED BY OPERATING ACTIVITIES.....................             79,512              71,815
                                                                                   ---------------    ----------------
       CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchases of short-term investments..............................               (100)               --
            Maturities and sales of short-term investments...................              1,050               1,700
            Equity investment in unaffiliated company........................             (2,000)               --
            Purchases of property and equipment..............................            (30,680)            (44,468)
            Proceeds from sale of restaurants and equipment..................                 11              59,021
                                                                                   ---------------    ----------------
               NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES..............            (31,719)             16,253
                                                                                   ---------------    ----------------
       CASH FLOWS FROM FINANCING ACTIVITIES:
            Purchases of treasury stock......................................            (42,167)            (81,883)
            Dividends paid...................................................             (2,660)             (2,659)
            Issuance of common stock upon exercise of stock options and
               related tax benefit...........................................              5,391               5,802
            Shares sold under employee stock purchase plan...................                892                 686
            Payments on long-term debt.......................................             (2,556)             (8,906)
                                                                                   ---------------    ----------------
               NET CASH USED BY FINANCING ACTIVITIES.........................            (41,100)            (86,960)
                                                                                   ---------------    ----------------
       NET INCREASE IN CASH AND CASH EQUIVALENTS.............................              6,693               1,108
       CASH AND CASH EQUIVALENTS, beginning of period........................              1,427               1,767
                                                                                   ---------------    ----------------
       CASH AND CASH EQUIVALENTS, end of period..............................        $     8,120         $     2,875
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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                   (Unaudited)
                                 (in thousands)


                                                                                            39 Weeks Ended
                                                                                 -------------------------------------
                                                                                  September 24,       September 26,
                                                                                      2000                 1999
                                                                                 ----------------    -----------------

Supplemental disclosures of cash flow information:
     Cash paid during the 39 week period for:
      Income taxes........................................................         $   31,272          $   20,311
                                                                                 ================    =================
      Interest............................................................         $    6,083          $    7,975
                                                                                 ================    =================


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

The Company received a $6,000,000 subordinated note in connection with the sale of the Rio Bravo Cantina restaurants in April 1999 (see Note 2), which is due in April 2009.

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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Basis of Presentation

The  consolidated  financial  statements of Applebee's  International,  Inc. and subsidiaries (the "Company") included in this Form 10-Q have been prepared without audit (except that the balance sheet information as of December 26, 1999 has been derived from consolidated financial statements which were audited) in accordance with the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1999.

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

3.    Commitments and Contingencies

Litigation, claims and disputes: As of September 24, 2000, the Company was using assets owned by a former franchisee in the operation of one restaurant which remains under a purchase rights agreement that required the Company to make certain payments to the franchisee's lender. In 1991, a dispute arose between the lender and the Company over the amount of the payments due the lender under that agreement and as to whether the Company had agreed to guarantee the franchisee's debt. Based upon a then-current independent appraisal, the Company offered to settle the dispute and purchase the assets of the three then-existing restaurants for $1,000,000 in 1991. In November 1992, the lender was declared insolvent by the FDIC and has since been liquidated. The Company closed one of the three restaurants in 1994 and one of the two remaining restaurants in February 1996. In the fourth quarter of 1996, the Company received information indicating that the franchisee's indebtedness to the FDIC had been acquired by a third party. In June 1997, the third party filed a lawsuit against the Company seeking approximately $3,800,000. In April 1999, a summary judgment of $3,833,000 was awarded to the third party. In June 2000, the court of appeals reversed the summary judgment and remanded the case to a lower court for further action. The third party has appealed the court's decision. As of September 24, 2000, the Company believes it has recorded adequate reserves for this matter.

In addition, the Company is involved in various legal actions arising in the normal course of business. Such matters currently pending involve disputes with certain international franchisees regarding disclosures allegedly made or omitted by the Company. The Company has also filed claims against these franchisees for amounts due. These matters are in the early stages of assessment; however, the Company believes that it has meritorious defenses to the allegations of the franchisees and will vigorously defend these claims.

While the resolution of the matters described above may have an impact on the financial results for the period in which they are resolved, the Company believes that the ultimate disposition of these matters will not, in the aggregate, have a material adverse effect upon its business or consolidated financial position.

Franchise financing: The Company entered into an agreement in 1992 with a financing source to provide up to $75,000,000 of financing to Company franchisees to fund development of new franchise restaurants. The Company provided a limited guaranty of loans made under the agreement. The Company's maximum recourse obligation of 10% of the amount funded is reduced beginning in the second year of each long-term loan and thereafter decreases ratably to zero after the seventh year of each loan. Approximately $49,000,000 was funded through this financing source, of which $11,000,000 was outstanding at September 24, 2000. This agreement expired on December 31, 1994 and was not renewed.

Lease guaranties: In connection with the sale of restaurants to franchisees and other parties, the Company has, in certain cases, remained contingently liable for the remaining lease payments. As of September 24, 2000, the aggregate amount of these lease payments totaled approximately $31,000,000. The Company has been indemnified by the buyers from any losses related to such guaranties.

Philadelphia divestiture: In connection with the sale of the Philadelphia restaurants, the Company has provided a loan guarantee to a franchise group totaling $1,250,000 of which $988,000 remains outstanding as of September 24, 2000.

Severance agreements: The Company has severance and employment agreements with certain officers providing for severance payments to be made in the event the employee resigns or is terminated related to a change in control (as defined in the agreements). If the severance payments had been due as of September 24, 2000, the Company would have been required to make payments aggregating approximately $6,300,000. In addition, the Company has severance and employment agreements with certain officers which contain severance provisions not related to a change in control, and such provisions would have required aggregate payments of approximately $4,400,000 if such officers had been terminated as of September 24, 2000.

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

                                                            13 Weeks Ended                    39 Weeks Ended
                                                   --------------------------------  ---------------------------------
                                                    September 24,    September 26,    September 24,    September 26,
                                                        2000             1999             2000             1999
                                                   ---------------  ---------------  ---------------  ----------------

Net earnings......................................    $  15,814       $   15,182       $   47,229       $    37,423
                                                   ===============  ===============  ===============  ================

Basic weighted average shares outstanding.........       26,098           28,100           26,486            28,898
Dilutive effect of stock options..................           89              354              141               185
                                                   ---------------  ---------------  ---------------  ----------------
Diluted weighted average shares outstanding.......       26,187           28,454           26,627            29,083
                                                   ===============  ===============  ===============  ================

Basic net earnings per common share...............    $    0.61       $     0.54       $     1.78       $      1.30
                                                   ===============  ===============  ===============  ================
Diluted net earnings per common share.............    $    0.60       $     0.53       $     1.77       $      1.29
                                                   ===============  ===============  ===============  ================


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

The Company operates on a 52 or 53 week fiscal year ending on the last Sunday in December. The Company's fiscal quarters ended September 24, 2000 and September 26, 1999 each contained 13 weeks, and are referred to hereafter as the "2000 quarter" and the "1999 quarter," respectively. The 39 week periods ended September 24, 2000 and September 26, 1999 are referred to hereafter as the "2000 year-to-date period" and the "1999 year-to-date period," respectively.

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

                                                                  13 Weeks Ended                39 Weeks Ended
                                                           ----------------------------- -----------------------------
                                                           September 24,  September 26,  September 24,  September 26,
                                                               2000           1999           2000           1999
                                                           -------------- -------------- ------------- ---------------
Revenues:
     Company restaurant sales...........................         87.7%          88.8%          87.8%          89.4%
     Franchise income...................................         12.3           11.2           12.2           10.6
                                                           -------------- -------------- ------------- ---------------
        Total operating revenues........................        100.0%         100.0%         100.0%         100.0%
                                                           ============== ============== ============= ===============
Cost of sales (as a percentage of Company restaurant
     sales):
     Food and beverage..................................         27.4%          27.3%          27.2%          27.4%
     Labor..............................................         31.6           31.5           31.7           31.6
     Direct and occupancy...............................         25.2           23.6           24.7           24.6
     Pre-opening expense................................          0.2            0.4            0.2            0.3
                                                           -------------- -------------- ------------- ---------------
        Total cost of sales.............................         84.4%          82.7%          83.8%          83.9%
                                                           ============== ============== ============= ===============

General and administrative expenses.....................          9.4%           9.5%           9.6%           9.1%
Amortization of intangible assets.......................          0.8            0.9            0.9            0.9
Loss on disposition of restaurants and equipment........          0.1            0.1            0.2            1.9
                                                           -------------- -------------- ------------- ---------------
Operating earnings......................................         15.6           15.9           15.8           13.1
                                                           -------------- -------------- ------------- ---------------
Other income (expense):
     Investment income..................................          0.2            0.2            0.2            0.2
     Interest expense...................................         (1.3)          (1.5)          (1.4)          (1.6)
     Other income (expense).............................          --             0.1            0.1            --
                                                           -------------- -------------- ------------- ---------------
        Total other expense.............................         (1.1)          (1.2)          (1.1)          (1.4)
                                                           -------------- -------------- ------------- ---------------
Earnings before income taxes............................         14.5           14.7           14.8           11.7
Income taxes............................................          5.3            5.4            5.4            4.3
                                                           -------------- -------------- ------------- ---------------
Net earnings............................................          9.2%           9.3%           9.3%           7.4%
                                                           ============== ============== ============= ===============



The following table sets forth certain unaudited financial information and other restaurant data relating to Company and franchise restaurants, as reported to the Company by franchisees.

                                                           13 Weeks Ended                   39 Weeks Ended
                                                    -------------------------------  -------------------------------
                                                     September 24,   September 26,    September 24,   September 26,
                                                          2000           1999             2000             1999
                                                    --------------- ---------------  ---------------  --------------
 Number of restaurants:
 Applebee's:
      Company(1):
          Beginning of period.....................          268             257              262             247
          Restaurant openings.....................            5              12               13              22
          Restaurant closings.....................           --              --               (2)             --
                                                    --------------- ---------------  ---------------  --------------
          End of period...........................          273             269              273             269
                                                    --------------- ---------------  ---------------  --------------
      Franchise:
          Beginning of period.....................          942             849              906             817
          Restaurant openings.....................           27              16               67              49
          Restaurant closings.....................           --              (1)              (4)             (2)
                                                    --------------- ---------------  ---------------  --------------
          End of period...........................          969             864              969             864
                                                    --------------- ---------------  ---------------  --------------
      Total Applebee's:
          Beginning of period.....................        1,210           1,106            1,168           1,064
          Restaurant openings.....................           32              28               80              71
          Restaurant closings.....................           --              (1)              (6)             (2)
                                                    --------------- ---------------  ---------------  --------------
          End of period...........................        1,242           1,133            1,242           1,133
                                                    =============== ===============  ===============  ==============

 Rio Bravo Cantinas:
      Company:
          Beginning of period.....................           --              --               --              40
          Restaurants divested....................           --              --               --             (40)
                                                    --------------- ---------------  ---------------  --------------
          End of period...........................           --              --               --              --
                                                    --------------- ---------------  ---------------  --------------
      Franchise:
          Beginning of period.....................           --              --               --              26
          Restaurant closings.....................           --              --               --              (1)
          Restaurants divested....................           --              --               --             (25)
                                                    --------------- ---------------  ---------------  --------------
          End of period...........................           --              --               --              --
                                                    --------------- ---------------  ---------------  --------------
      Total Rio Bravo Cantinas:
          Beginning of period.....................           --              --               --              66
          Restaurant closings.....................           --              --               --              (1)
          Restaurants divested....................           --              --               --             (65)
                                                    --------------- ---------------  ---------------  --------------
          End of period...........................           --              --               --              --
                                                    =============== ===============  ===============  ==============

 Specialty Restaurants............................
          Beginning of period.....................           --              --               --               4
          Restaurants divested....................           --              --               --              (4)
                                                    --------------- ---------------  ---------------  --------------
          End of period...........................           --              --               --              --
                                                    =============== ===============  ===============  ==============

 Total number of restaurants:
          Beginning of period.....................        1,210           1,106            1,168           1,134
          Restaurant openings.....................           32              28               80              71
          Restaurant closings.....................           --              (1)              (6)             (3)
          Restaurants divested....................           --              --               --             (69)
                                                    --------------- ---------------  ---------------  --------------
          End of period...........................        1,242           1,133            1,242           1,133
                                                    =============== ===============  ===============  ==============





                                                            13 Weeks Ended                   39 Weeks Ended
                                                    -------------------------------  -------------------------------
                                                     September 24,   September 26,    September 24,   September 26,
                                                          2000           1999             2000             1999
                                                    --------------- ---------------  ---------------  --------------
 Weighted average weekly sales per restaurant:
      Applebee's:
          Company(1)..............................    $    42,799     $    42,549      $   42,591       $   41,950
          Franchise...............................    $    41,536     $    40,689      $   41,660       $   40,615
          Total Applebee's........................    $    41,815     $    41,126      $   41,868       $   40,927
 Change in comparable restaurant sales:(2)
      Applebee's:
          Company(1)..............................            1.1 %           5.4 %           2.5 %            3.5 %
          Franchise...............................            1.6 %           3.3 %           2.2 %            2.0 %
          Total Applebee's........................            1.5 %           3.8 %           2.2 %            2.4 %
 Total system sales (in thousands):

      Applebee's..................................    $   667,494      $  598,675      $1,959,837       $1,754,568
      Rio Bravo Cantinas..........................           --              --               --            42,661
      Specialty restaurants.......................           --              --               --             4,806
                                                    ---------------  --------------  ---------------  ---------------
          Total system sales......................    $   667,494      $  598,675      $1,959,837       $1,802,035
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

     Company Restaurant Sales. Company restaurant sales for the 2000 and 1999 quarters and the 2000 and 1999 year-to-date periods were as follows (in thousands):

                                                                     13 Weeks Ended
                                                --------------------------------------------------------
                                                 September 24,       September 26,
                                                      2000               1999              Increase
                                                -----------------  -----------------  ------------------
         Applebee's........................       $     151,038      $     145,434      $      5,604
         Rio Bravo Cantinas................                --                 --                  --
         Specialty restaurants.............                --                 --                  --
                                                -----------------  -----------------  ------------------
              Total........................       $     151,038      $     145,434      $      5,604
                                                =================  =================  ==================

                                                                     39 Weeks Ended
                                                --------------------------------------------------------
                                                 September 24,       September 26,         Increase
                                                      2000               1999             (Decrease)
                                                -----------------  -----------------  ------------------
         Applebee's........................       $     444,398      $     419,582      $     24,816
         Rio Bravo Cantinas................                --               28,638           (28,638)
         Specialty restaurants.............                --                4,806            (4,806)
                                                -----------------  -----------------  ------------------
              Total........................       $     444,398      $     453,026      $     (8,628)
                                                =================  =================  ==================

Sales increased 4% and 6% for Applebee's restaurants in the 2000 quarter and the 2000 year-to-date period, respectively, due to Company restaurant openings, which were partially offset by the sale of the Philadelphia restaurants in December 1999, and increases in comparable restaurant sales. The remaining change in total Company restaurant sales for the 2000 year-to-date period resulted from the sale of the Rio Bravo Cantina and specialty restaurants in April 1999.

Comparable restaurant sales at Company Applebee's restaurants increased by 1.1% and 2.5% in the 2000 quarter and the 2000 year-to-date period, respectively. Weighted average weekly sales at Company Applebee's restaurants increased 0.6% from $42,549 in the 1999 quarter to $42,799 in the 2000 quarter and increased 1.5% from $41,950 in the 1999 year-to-date period to $42,591 in the 2000 year-to-date period. These increases were due primarily to an increase in the average guest check resulting from the Company's food promotions and increased sales of appetizers, drinks and desserts.

Franchise Income. Overall franchise income increased $2,993,000 (16%) from $18,259,000 in the 1999 quarter to $21,252,000 in the 2000 quarter and increased $7,837,000 (15%) from $53,950,000 in the 1999 year-to-date period to $61,787,000 in the 2000 year-to-date period. Such increases were due primarily to the increased number of franchise Applebee's restaurants operating during the 2000 quarter and 2000 year-to-date period. Weighted average weekly sales at franchise restaurants increased 2.1% and 2.6% and franchise comparable restaurant sales increased 1.6% and 2.2% in the 2000 quarter and 2000 year-to-date period, respectively.

Cost of Company Restaurant Sales. Food and beverage costs increased from 27.3% in the 1999 quarter to 27.4% in the 2000 quarter and decreased from 27.4% in the 1999 year-to-date period to 27.2% in the 2000 year-to-date period. The increase in the 2000 quarter was due primarily to the implementation of a new menu in September 2000. Food and beverage costs in both the 2000 quarter and the 2000 year-to-date period were positively impacted by operational improvements including the implementation of a new theoretical food cost system in 2000. The decrease in the 2000 year-to-date period was also due, in part, to the sale of the Rio Bravo restaurants.

Labor costs increased from 31.5% and 31.6% in the 1999 quarter and 1999 year-to-date period, respectively, to 31.6% and 31.7% in the 2000 quarter and 2000 year-to-date period, respectively. Labor costs for Company Applebee's restaurants increased in both the 2000 quarter and the 2000 year-to-date period due to training related to the implementation of a new menu in the 2000 quarter and continued pressure on both hourly labor and management costs due to low unemployment and the highly competitive nature of the restaurant industry. These increases were partially offset by lower management incentive compensation in the 2000 quarter and the impact of the sale of the Rio Bravo restaurants in the 2000 year-to-date period.

Direct and occupancy costs increased from 23.6% in the 1999 quarter to 25.2% in the 2000 quarter and from 24.6% in the 1999 year-to-date period to 24.7% in the 2000 year-to-date period. The increase in the 2000 quarter resulted primarily from an increase in advertising costs, as a percentage of sales, due to the timing of food promotions and an increase in utilities expense. The increase in the 2000 year-to-date period was due primarily to lower depreciation expense in the 1999 year-to-date period as the Company discontinued depreciation of the Rio Bravo Cantina and specialty restaurants at the time the agreement to sell the restaurants was reached in February 1999.

General and Administrative Expenses. General and administrative expenses decreased from 9.5% in the 1999 quarter to 9.4% in the 2000 quarter and increased from 9.1% in the 1999 year-to-date period to 9.6% in the 2000 year-to-date period. The decrease in the 2000 quarter was due primarily to lower incentive compensation expense. The increase in the 2000 year-to-date period was due primarily to the absorption of general and administrative expenses over a lower revenue base due to the divestiture of the Rio Bravo Cantina, specialty and Philadelphia restaurants.

Loss on Disposition of Restaurants and Equipment. Loss on disposition of restaurants and equipment decreased from $9,716,000 in the 1999 year-to-date period to $906,000 in the 2000 year-to-date period due primarily to the loss on the disposition of the Rio Bravo Cantina and specialty restaurants of $9,000,000 which was recorded in the first quarter of 1999.

Interest Expense. Interest expense decreased in both the 2000 quarter and 2000 year-to-date period as a result of the reduction in debt resulting from the sale of the Rio Bravo Cantina, specialty and Philadelphia restaurants in 1999.

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

Capital expenditures were $53,945,000 in fiscal year 1999 and $30,680,000 in the 2000 year-to-date period. Capital expenditures are expected to be between $48,000,000 and $53,000,000 in fiscal 2000 and between $55,000,000 and
$60,000,000  in  2001,   primarily  for  the  development  of  new  restaurants,
refurbishments of and capital replacements for existing restaurants, and enhancements to information systems. The Company currently expects to open 25 to 26 Applebee's restaurants in 2000 and 25 to 27 Applebee's restaurants in 2001. The amount of actual capital expenditures will be dependent upon, among other things, the proportion of leased versus owned properties as the Company expects to continue to purchase a portion of its sites. In addition, if the Company opens more restaurants than it currently anticipates or acquires additional restaurants, its capital requirements will increase accordingly.

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

In December 1999, the Company's Board of Directors authorized the repurchase of up to $32,500,000 of its common stock through the year 2000, subject to market conditions and pursuant to applicable restrictions under the Company's credit agreement. In August 2000, the Company's Board of Directors authorized an additional repurchase of up to $25,000,000 of its common stock, subject to market conditions. The Company repurchased 1,735,000 shares of its common stock at an aggregate cost of $42,167,000 in the 2000 year-to-date period, and has repurchased a total of 1,823,000 shares at an aggregate cost of $44,459,000 under these two authorizations.

As of September 24, 2000, the Company held liquid assets totaling $9,696,000, consisting of cash and cash equivalents of $8,120,000 and short-term investments of $1,576,000. The working capital deficit decreased from $43,451,000 at December 26, 1999 to $39,667,000 at September 24, 2000. This decrease was due primarily to the redemption of gift certificates sold in 1999 and the payment of the Company's annual dividend in January 2000. As of September 24, 2000, the Company had standby letters of credit totaling $5,280,000 outstanding under its $10,000,000 letter of credit facilities, $12,000,000 outstanding under its $86,500,000 working capital facility and $4,790,000 outstanding on its $5,000,000 line of credit facility.

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

Forward-Looking Statements

The statements contained herein regarding restaurant development and capital expenditures are forward-looking and based on current expectations. There are several risks and uncertainties that could cause actual results to differ materially from those described, including but not limited to the ability of the company and its franchisees to open and operate additional restaurants profitably, the continued growth of its franchisees and its ability to attract and retain qualified franchisees, the impact of intense competition in the casual dining segment of the restaurant industry and its ability to control restaurant operating costs which are impacted by market changes, minimum wage and other employment laws, food costs and inflation. For a discussion of the principal factors that could cause actual results to be materially different, refer to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2000. The Company disclaims any obligation to update forward-looking statements.

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

The Company has interest rate swap agreements in place to manage its exposure to interest rate fluctuations. The swap agreements effectively fix the underlying three-month LIBOR interest rate on $75,000,000 of the senior credit facilities to rates ranging from 5.91% to 6.05%.

As of September 24, 2000, the total amount of debt subject to interest rate fluctuations was $26,022,000 ($9,232,000 under the term loan, $12,000,000 under the working capital facility and $4,790,000 under the line of credit facility). A 1% change in interest rates would result in an increase or decrease in interest expense of $260,000 per year.

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

As of September 24, 2000, the Company was using assets owned by a former franchisee in the operation of one restaurant which remains under a purchase rights agreement that required the Company to make certain payments to the franchisee's lender. In 1991, a dispute arose between the lender and the Company over the amount of the payments due the lender under that agreement and as to whether the Company had agreed to guarantee the franchisee's debt. Based upon a then-current independent appraisal, the Company offered to settle the dispute and purchase the assets of the three then-existing restaurants for $1,000,000 in 1991. In November 1992, the lender was declared insolvent by the FDIC and has since been liquidated. The Company closed one of the three restaurants in 1994 and one of the two remaining restaurants in February 1996. In the fourth quarter of 1996, the Company received information indicating that the franchisee's indebtedness to the FDIC had been acquired by a third party. In June 1997, the third party filed a lawsuit against the Company seeking approximately $3,800,000. In April 1999, a summary judgment of $3,833,000 was awarded to the third party. In June 2000, the court of appeals reversed the summary judgment and remanded the case to a lower court for further action. The third party has appealed the court's decision. As of September 24, 2000, the Company believes it has recorded adequate reserves for this matter.

In addition, the Company is involved in various legal actions arising in the normal course of business. Such matters currently pending involve disputes with certain international franchisees regarding disclosures allegedly made or omitted by the Company. The Company has also filed claims against these franchisees for amounts due. These matters are in the early stages of assessment; however, the Company believes that it has meritorious defenses to the allegations of the franchisees and will vigorously defend these claims.

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

            (b) The Company filed a report on Form 8-K on July 27, 2000 announcing second quarter earnings per share of 62 cents.

            (c) The Company filed a report on Form 8-K on August 8, 2000 announcing an additional $25 million stock repurchase program.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          APPLEBEE'S INTERNATIONAL, INC.
                                          (Registrant)

Date:    October 25, 2000              By:  /s/    Lloyd L. Hill
         -------------------------          ---------------------
                                            Lloyd L. Hill
                                            Chairman and Chief Executive Officer
                                            (principal executive officer)

Date:    October 25, 2000              By:  /s/    George D. Shadid
         -------------------------          ------------------------
                                            George D. Shadid
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (principal financial officer)

Date:    October 25, 2000              By:  /s/    Mark A. Peterson
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