Form 10-K
period 2000-12-31
APPLEBEES INTERNATIONAL INC
filed 2001-03-26
CIK 853665

32

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended              December 31, 2000
                          -----------------------------------------

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
                                     Yes   X           No
                                          ---             ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 16, 2001 was $803,114,206 based upon the closing sale price on March 16, 2001.

The number of shares of the registrant's common stock outstanding as of March 16, 2001 was 24,382,974.

                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 is incorporated into Part III hereof.

                         APPLEBEE'S INTERNATIONAL, INC.
                                    FORM 10-K
                       FISCAL YEAR ENDED DECEMBER 31, 2000
                                      INDEX

                                                                                                               Page

PART I

Item 1.         Business................................................................................        3

Item 2.         Properties..............................................................................       14

Item 3.         Legal Proceedings.......................................................................       16

Item 4.         Submission of Matters to a Vote of Security Holders.....................................       16


PART II

Item 5.         Market for Registrant's Common Equity and
                      Related Stockholder Matters.......................................................       17

Item 6.         Selected Financial Data.................................................................       18

Item 7.         Management's Discussion and Analysis of
                      Financial Condition and Results of Operations.....................................       19

Item 8.         Financial Statements and Supplementary Data.............................................       25

Item 9.         Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure............................................       25

PART III

Item 10.        Directors and Executive Officers of the Registrant......................................       26

Item 11.        Executive Compensation..................................................................       26

Item 12.        Security Ownership of Certain Beneficial Owners and Management..........................       26

Item 13.        Certain Relationships and Related Transactions..........................................       26


PART IV

Item 14.        Exhibits and Reports on Form 8-K........................................................       27

Signatures..............................................................................................       28


                                     PART I

Item 1.       Business

General

References to "Applebee's", "we", "us", and "our" in this document are references to Applebee's International, Inc. and its subsidiaries and any predecessor companies of Applebee's International, Inc. We develop, franchise and operate casual dining restaurants under the name "Applebee's Neighborhood Grill & Bar." With nearly 1,300 restaurants and $2.67 billion in annual system sales, Applebee's Neighborhood Grill and Bar is the largest casual dining concept in America, both in terms of number of restaurants and market share.

We opened our first restaurant in 1986. We initially developed and operated six restaurants as a franchisee of the Applebee's Neighborhood Grill & Bar Division (the "Applebee's Division") of an indirect subsidiary of W.R. Grace & Co. In March 1988, we acquired substantially all the assets of our franchisor. When we acquired the Applebee's Division, it operated 14 restaurants and had ten franchisees, including us, operating 41 franchise restaurants.

As of December 31, 2000, there were 1,286 Applebee's restaurants. Franchisees operated 1,001 of these restaurants and 285 restaurants were company operated. The restaurants were located in 49 states and eight international countries. During 2000, 125 new restaurants were opened, including 100 franchise restaurants and 25 company restaurants.

We acquired the Rio Bravo Cantina chain of Mexican casual dining restaurants in March 1995. On April 12, 1999, we completed the sale of the Rio Bravo Cantina concept, which was comprised of 65 restaurants. We operated 40 of these restaurants and franchisees operated the remaining 25 restaurants. On April 26, 1999, we completed the sale of our four specialty restaurants, which we had also acquired in 1995.

Our strategy is to focus singularly on the Applebee's concept. We divested the Rio Bravo Cantina concept as a part of that strategy. During 1998, we introduced a new "small-town" restaurant prototype developed for communities with a population of less than 25,000. We expect at least 150 restaurants to be opened long-term using the small-town prototype. We have been successful at market penetration of the Applebee's concept, and we recognize that small towns represent a market with new potential. Because of these factors, we expect that ultimately the Applebee's system will encompass at least 1,800 restaurants in the United States.

The following table sets forth certain unaudited financial information and other restaurant data relating to company and franchise restaurants, as reported to us by franchisees:

                                                                             Fiscal Year Ended
                                                            ------------------------------------------------------
                                                              December 31,       December 26,      December 27,
                                                                  2000               1999              1998
                                                            -----------------  ----------------  -----------------
   Number of restaurants:
   Applebee's:
        Company(1):
            Beginning of year............................            262               247                190
            Restaurant openings..........................             25                27                 32
            Restaurant closings..........................             (2)               --                 (2)
            Restaurants acquired from (by) franchisees...             --               (12)                27
                                                            -----------------  ----------------  -----------------
            End of year..................................            285               262                247
                                                            -----------------  ----------------  -----------------
        Franchise:
            Beginning of year............................            906               817                770
            Restaurant openings..........................            100                80                 84
            Restaurant closings..........................             (5)               (3)               (10)
            Restaurants acquired by (from) franchisees...             --                12                (27)
                                                            -----------------  ----------------  -----------------
            End of year..................................          1,001               906                817
                                                            -----------------  ----------------  -----------------
        Total Applebee's:
            Beginning of year............................          1,168             1,064                960
            Restaurant openings..........................            125               107                116
            Restaurant closings..........................             (7)               (3)               (12)
                                                            -----------------  ----------------  -----------------
            End of year..................................          1,286             1,168              1,064
                                                            =================  ================  =================

   Rio Bravo Cantinas:
        Company:
            Beginning of year............................             --                40                 31
            Restaurant openings..........................             --                --                  9
            Restaurants divested.........................             --               (40)                --
                                                            -----------------  ----------------  -----------------
            End of year..................................             --                --                 40
                                                            -----------------  ----------------  -----------------
        Franchise:
            Beginning of year............................             --                26                 24
            Restaurant openings..........................             --                --                  4
            Restaurant closings..........................             --                (1)                (2)
            Restaurants divested.........................             --               (25)                --
                                                            -----------------  ----------------  -----------------
            End of year..................................             --                --                 26
                                                            -----------------  ----------------  -----------------
        Total Rio Bravo Cantinas:
            Beginning of year............................             --                66                 55
            Restaurant openings..........................             --                --                 13
            Restaurant closings..........................             --                (1)                (2)
            Restaurants divested.........................             --               (65)                --
                                                            -----------------  ----------------  -----------------
            End of year..................................             --                --                 66
                                                            =================  ================  =================
   Specialty Restaurants.................................             --                --                  4
                                                            =================  ================  =================
   Total number of restaurants:
            Beginning of year............................          1,168             1,134              1,019
            Restaurant openings..........................            125               107                129
            Restaurant closings..........................             (7)               (4)               (14)
            Restaurants divested.........................             --               (69)                --
                                                            -----------------  ----------------  -----------------
            End of year..................................          1,286             1,168              1,134
                                                            =================  ================  =================





                                                                             Fiscal Year Ended
                                                            ------------------------------------------------------
                                                              December 31,       December 26,      December 27,
                                                                  2000               1999              1998
                                                            -----------------  ----------------  -----------------
   Weighted average weekly sales per restaurant:
        Applebee's:
            Company(1)..................................      $    42,183        $    41,674       $    40,664
            Franchise...................................      $    41,137        $    40,297       $    39,077
            Total Applebee's............................      $    41,370        $    40,619       $    39,428
        Rio Bravo Cantinas:
            Company(2)..................................               --                 --       $    52,789
            Franchise...................................               --                 --       $    41,675
            Total Rio Bravo Cantinas....................               --                 --       $    47,966
   Change in comparable restaurant sales:(3)
        Applebee's:
            Company(1)..................................             1.8%               4.4%            (0.4)%
            Franchise...................................             1.6%               2.9%            (0.1)%
            Total Applebee's............................             1.7%               3.2%            (0.2)%
        Rio Bravo Cantinas (company)....................               --                 --            (6.8)%
   Total system sales (in thousands):
        Applebee's......................................      $ 2,668,539        $ 2,347,388       $ 2,066,273
        Rio Bravo Cantinas..............................               --             42,661           150,899
        Specialty restaurants...........................               --              4,806            14,373
                                                            -----------------  ----------------  -----------------
            Total system sales..........................      $ 2,668,539        $ 2,394,855       $ 2,231,545
                                                            =================  ================  =================



--------
(1) Includes one Texas restaurant we have operated under a management agreement since July 1990.
(2) Excludes one restaurant which was open for dinner only.
(3) When computing comparable restaurant sales, restaurants open for at least 18 months are compared from period to period.

The Applebee's System

Concept. Each Applebee's restaurant is designed as an attractive, friendly, neighborhood establishment featuring moderately priced, high quality food and beverage items, table service and a comfortable atmosphere. Our restaurants appeal to a wide range of customers including young adults, senior citizens and families with young children.

During 1998, we introduced a new "small-town" restaurant prototype for communities with a population of less than 25,000. There were 34 test units of the small-town designs open as of December 31, 2000. We operated 20 of these restaurants, and franchisees operated the remaining 14 restaurants. Additional units are in the development process for both ourselves and selected franchisees. We expect at least 150 restaurants to be opened long-term using the small-town prototype. We have been successful at market penetration of the Applebee's concept, and we recognize that small towns represent a market with new potential. Because of these factors, we expect that ultimately the Applebee's system will encompass at least 1,800 restaurants in the United States.

We have set certain specifications for the design of our restaurants. Our restaurants are located in free-standing buildings, end caps of strip shopping centers, and shopping malls. We have four free-standing restaurant prototypes. The two larger prototypes are approximately 4,700 and 5,000 square feet and seat approximately 165 and 200 patrons. We also have two "small-town" prototypes which are approximately 3,800 and 4,300 square feet and seat approximately 135 and 145 patrons.

Each restaurant has a bar, and many restaurants offer patio seating. The decor of each restaurant incorporates artifacts and memorabilia such as old movie posters, musical instruments and sports equipment. Restaurants also frequently display photographs, magazine articles and newspaper articles highlighting local history and personalities. These items give each restaurant an individual, neighborhood identity. We require that each restaurant be remodeled every six years to embody the design elements of the current prototype.

Menu. Each restaurant offers a diverse menu of high quality, moderately priced food and beverage items consisting of traditional favorites and innovative dishes. The restaurants feature a broad selection of entrees, including beef, chicken, seafood and pasta items prepared in a variety of cuisines, as well as appetizers, salads, sandwiches, specialty drinks and desserts. Substantially all restaurants offer beer, wine, liquor and premium specialty drinks. During 2000, alcoholic beverages accounted for 14.0% of company owned restaurant sales. We continuously develop and test new menu items through regional consumer tastings and additional tests in selected company and franchise restaurants. In conjunction with our intensified food and menu strategy, we introduced a new core menu in our company restaurants in October 2000. Approximately 20 percent of the items on this menu are either new or significantly improved. We require franchisees to present a menu consisting of approximately 65% of selections from our list of national core items and approximately 35% of additional items selected from our approved list of optional items. Franchisees will implement the new core menu in the second quarter of 2001.

Restaurant Operations. We and our franchisees operate all restaurants in accordance with uniform operating standards and specifications. These standards pertain to the quality and preparation of menu items, selection of menu items, maintenance and cleanliness of premises, and employee conduct. We develop all standards and specifications with input from franchisees, and they are applied on a system-wide basis.

Training. We have an operations training course for general managers, kitchen managers and other restaurant managers. The course consists of in-store task-oriented training and formal administrative, customer service, and financial training. The course typically lasts from six to ten weeks. We ensure that new restaurants comply with our standards by providing them with a team of trainers to conduct hands-on training for all restaurant employees. We also provide periodic training for our restaurant employees regarding various topics. This training is generally done through in-restaurant seminars and video presentations.

Advertising. We have historically concentrated our advertising and marketing efforts primarily on food-specific promotions. Each of these promotions features a specific theme or ethnic cuisine. We advertise on a national, regional and local basis, utilizing primarily television, radio and print media. In 2000, approximately 4.5% of sales for company restaurants was spent on advertising. This amount includes contributions to the national advertising pool which develops and funds the specific national promotions. We focus the remainder of our advertising expenditures on local advertising in areas with company owned restaurants.

Purchasing. Maintaining high food quality and system-wide consistency is a central focus of our purchasing program. We mandate quality standards for all products used in the restaurants, and we maintain a limited list of approved suppliers from which we and our franchisees must select. We have negotiated purchasing agreements with most of our approved suppliers which result in volume discounts for us and our franchisees. Additionally, when necessary we purchase and maintain inventories of Riblets, a specialty item on the Applebee's menu, to assure sufficient supplies for the system.

Company Restaurants

Company Restaurant Openings and Acquisitions. Our expansion strategy is to cluster restaurants in targeted markets, thereby increasing consumer awareness. Our strategy enables us to take advantage of operational, distribution and advertising efficiencies. Our development experience indicates that when we open multiple restaurants within a particular market, our market share increases.

In order to maximize overall system growth, our expansion strategy through 1992 emphasized franchise arrangements with experienced, successful and financially capable restaurant operators. We continue to expand the Applebee's system across the United States through franchise operations, but beginning in 1992, our growth strategy also included increasing the number of company owned restaurants. We have tried to achieve this goal in two ways. First, we have developed strategic territories. Second, when franchises are available for purchase under acceptable financial terms, we have selectively acquired existing franchise restaurants and terminated the selling franchisee's related development rights. Using this strategy, we have expanded from a total of 31 company owned or operated restaurants as of December 27, 1992 to a total of 285 as of December 31, 2000. We accomplished this expansion by opening 209 new restaurants and acquiring 81 franchise restaurants over the last eight years. In addition, as part of our portfolio management strategy, we have sold 26 restaurants to franchisees during this eight-year period.

We opened 25 new Applebee's restaurants in 2000 and anticipate opening approximately 25 new Applebee's restaurants in 2001. We may open more or fewer restaurants depending upon the availability of appropriate new sites. The following table shows the areas where our restaurants were located as of December 31, 2000:




                                     Area

        ------------------------------------------------------------
        Detroit/Southern Michigan...................................               48
        New England (includes Massachusetts, Vermont,
          New Hampshire, Rhode Island and Maine)....................               47
        Minneapolis/St. Paul, Minnesota.............................               40
        Virginia....................................................               37
        North/Central Texas.........................................               32
        Kansas City, Missouri/Kansas................................               24
        St. Louis, Missouri/Illinois................................               24
        Las Vegas/Reno, Nevada......................................               11
        Atlanta, Georgia............................................                9
        San Diego/Southern California...............................                7
        Albuquerque, New Mexico.....................................                6
                                                                       -------------------
                                                                                  285
                                                                       ===================

Restaurant Operations. The staff for a typical restaurant consists of one general manager, one kitchen manager, two or three assistant managers and approximately 60 hourly employees. All managers of company owned restaurants receive a salary and performance bonus based on restaurant sales, profits and adherence to our standards. As of December 31, 2000, we employed eight Regional Vice Presidents of Operations/Directors of Operations and 45 Area Directors. The Area Directors' duties include regular restaurant visits and inspections which ensure the ongoing maintenance of our standards of quality, service, cleanliness, value, and courtesy. In addition to providing a significant
contribution  to  revenues  and  operating   earnings,   we  use  company  owned
restaurants for many purposes which are integral to the development of the entire system. These include testing of new menu items and training of franchise restaurant managers and operating personnel. The operation of company restaurants also enables us to further develop and refine our operating standards and specifications and to understand and better respond to the day-to-day management and operating concerns of franchisees.

The Applebee's Franchise System

Franchise Territory and Restaurant Openings. We currently have exclusive franchise arrangements with approximately 67 franchise groups, including 12 international franchisees. We have generally selected franchisees that are experienced multi-unit restaurant operators who have been involved with other restaurant concepts. Our franchisees operate Applebee's restaurants in 43 states and eight international countries. We have granted virtually all territories in the contiguous 48 states or have designated them for company development.

As of December 31, 2000, there were 1,001 franchise restaurants. Franchisees opened 84 restaurants in 1998, 80 restaurants in 1999 and 100 restaurants in 2000. We anticipate between 80 to 90 franchise restaurant openings in 2001.

Development of Restaurants. We make available to franchisees the physical specifications for a typical restaurant, and we retain the right to prohibit or modify the use of any plan. Each franchisee is responsible for selecting the site for each restaurant within their territory. We assist franchisees in selecting appropriate sites, and any selection made by a franchisee is subject to our approval. We also conduct a physical inspection, review any proposed lease or purchase agreement, and make available demographic studies.

Domestic Franchise Arrangements. Each franchise arrangement consists of a development agreement and separate franchise agreements. Development agreements grant the exclusive right to develop a number of restaurants in a designated geographical area. The term of a domestic development agreement is generally 20 years. The franchisee enters into a separate franchise agreement for the operation of each restaurant. Each agreement has a term of 20 years and permits renewal for up to an additional 20 years in accordance with the terms contained in the then current franchise agreement (including the then current royalty rates and advertising fees) and upon payment of an additional franchise fee.

For each restaurant developed, a franchisee is currently obligated to pay an initial franchisee fee (which typically ranges from $30,000 to $35,000) and a royalty fee equal to 4% of the restaurant's monthly gross sales. The current franchise agreements for a majority of our franchisees allow us to increase royalty fees to a maximum of 5% of gross sales on or after January 1, 2003. However, we anticipate executing agreements in the near future with a majority of our franchisees which will maintain the existing royalty fees of 4% and extend the current franchise and development agreements until January 1, 2020. The revised agreements will establish new restaurant development obligations over the next several years which support our long-term expectation of at least 1,800 restaurants in the United States. The terms, royalties and advertising fees under a limited number of franchise agreements and the franchise fees under older development agreements vary from the currently offered arrangements.

Advertising. Through 1999, we required domestic franchisees to contribute 1.5% of gross sales to the national advertising pool. This amount is in addition to their required spending of at least 1.5% of gross sales on local advertising and promotional activities. To fund our brand-building strategy, we increased the required contribution to the national advertising fund to 2.1% of gross sales in 2000 and 2.25% of gross sales in 2001. Franchisees also promote the opening of each restaurant and we reimburse the franchisee for 50% of the out-of-pocket opening advertising expenditures, subject to certain conditions. The maximum amount we will reimburse for these expenditures is $2,500. We can increase the combined amount of the advertising fee and the amount required to be spent on local advertising and promotional activities to a maximum of 5% of gross sales.

Training and Support. We provide ongoing advice and assistance to franchisees in connection with the operation and management of each restaurant through training sessions, meetings, seminars, on-premises visits, and by written or other material. Through this process, we make franchisees aware of revisions to our operating manual policies and procedures, and we inform them about new developments, techniques, and improvements in a number of areas, including restaurant management, food and beverage preparation, sales promotion, and service concepts. We also have franchise business managers (11 as of December 31, 2000) who are responsible for assisting each franchisee with business planning, development, technology and human resources efforts.

Quality Control. We continuously monitor franchisee operations and inspect restaurants, principally through our full-time franchise territory managers (15 as of December 31, 2000). We make both scheduled and unannounced inspections of restaurants to ensure that only approved products are in use and that our prescribed operations practices and procedures are being followed. A minimum of three planned visits are made each year, during which one of our representatives conducts an inspection and consultation at each restaurant. We have the right to terminate a franchise if a franchisee does not operate and maintain a restaurant in accordance with our requirements.

Franchise Business Council. We maintain a Franchise Business Council which provides us with advice about operations, marketing, product development and other aspects of restaurant operations for the purpose of improving the franchise system. As of December 31, 2000, the Franchise Business Council consisted of eight franchisee representatives and two members of our senior management. Two franchisee representatives are permanent members, one franchisee representative must be a franchisee with five or less restaurants, and any franchisee who operates 10% or more of the total number of system restaurants (currently none) is reserved a seat. Franchisees elect the remaining franchisee representatives annually.

International Franchise Agreements. We continue to pursue international franchising of the Applebee's concept under a long-term strategy of controlled expansion. This strategy includes seeking qualified franchisees with the resources to open multiple restaurants in each territory and those with familiarity with the specific local business environment. We are currently focusing on international franchising in Canada, Latin America and the Mediterranean/Middle East. In this regard, we currently have development agreements with 12 international franchisees. Franchisees operated 35 international restaurants as of December 31, 2000. The success of further international expansion will depend on, among other things, local acceptance of the Applebee's concept and our ability to attract qualified franchisees and operating personnel. We must also comply with the regulatory requirements of the local jurisdictions, and supervise international franchisee operations effectively.

Franchise Financing. Although financing is the sole responsibility of the franchisee, we make available to franchisees information about financial institutions interested in financing the costs of restaurant development for qualified franchisees. None of these financial institutions is our affiliate or agent, and we have no control over the terms or conditions of any financing arrangement offered by these financial institutions. Under a previous franchise financing program, we provided a limited guaranty of loans made to certain franchisees.

Competition

We expect competition in the casual dining segment of the restaurant industry to remain intense with respect to price, service, location, concept, and the type and quality of food. There is also intense competition for real estate sites, qualified management personnel, and hourly restaurant staff. Our competitors include national, regional and local chains, as well as local owner-operated restaurants. We have a number of well-established competitors. Some of these companies have been in existence longer than we have, and therefore they may be better established in the markets where our restaurants are or may be located.

Service Marks

We own the rights to the "Applebee's Neighborhood Grill & Bar(R)" service mark and certain variations thereof in the United States and in various foreign countries. We are aware of names and marks similar to our service marks used by third parties in certain limited geographical areas. We intend to protect our service marks by appropriate legal action where and when necessary.

Government Regulation

Our restaurants are subject to numerous federal, state, and local laws affecting health, sanitation and safety standards. Our restaurants are also subject to state and local licensing regulation of the sale of alcoholic beverages. Each restaurant is required to obtain appropriate licenses from regulatory authorities allowing it to sell liquor, beer, and wine. We also require that each restaurant obtain food service licenses from local health authorities. Our licenses to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause. This would include violation of any law or regulation pertaining to alcoholic beverage control by us or our employees. Among such laws are those regulating the minimum age of patrons or employees, advertising, wholesale purchasing, and inventory control. If one of our restaurants failed to maintain its license to sell alcohol or serve food, it would significantly harm the success of that restaurant. In order to reduce this risk, we operate each restaurant in accordance with standardized procedures designed to facilitate compliance with all applicable codes and regulations.

Our employment practices are governed by various governmental employment regulations. These include minimum wage, overtime, immigration, family leave and working condition regulations.

We are subject to a variety of federal and state laws governing franchise sales and the franchise relationship. In general, these laws and regulations impose certain disclosure and registration requirements prior to the sale and marketing of franchises. Recent decisions of several state and federal courts and recently enacted or proposed federal and state laws demonstrate a trend toward increased protection of the rights and interests of franchisees against franchisors. Such decisions and laws may limit the ability of franchisors to enforce certain provisions of franchise agreements or to alter or terminate franchise agreements. Due to the scope of our business and the complexity of franchise regulations, we may encounter minor compliance issues from time to time. We do not believe, however, that any of these issues will have a material adverse effect on our business.

Under certain court decisions and statutes, owners of restaurants and bars in some states in which we own or operate restaurants may be held liable for serving alcohol to intoxicated customers whose subsequent conduct results in injury or death to a third party. We cannot guarantee that we will not be subject to such liability. We do believe, however, that our insurance presently provides adequate coverage for such liability.

Employees

As of December 31, 2000, we employed approximately 17,900 full and part-time employees. Of those, approximately 400 were corporate personnel, 1,300 were restaurant managers or managers in training and 16,200 were employed in non-management full and part-time restaurant positions. Of the 400 corporate employees, approximately 150 were in management positions and 250 were general office employees, including part-time employees.

We consider our employee relations to be good. Most employees, other than restaurant management and corporate personnel, are paid on an hourly basis. We believe that we provide working conditions and wages that compare favorably with those of our competition. We have never experienced a work stoppage due to labor difficulty, and our employees are not covered by a collective bargaining agreement.

Executive Officers of the Registrant

Our executive officers as of December 31, 2000 are shown below.

                 Name                Age                                    Position

    Lloyd L. Hill.................... 56     Chairman  of the  Board of  Directors,  Chief  Executive  Officer  and
                                                President
    Steven K. Lumpkin................ 46     Executive Vice President and Chief Development Officer
    George D. Shadid................. 46     Executive Vice President and Chief  Financial  Officer,  Treasurer and
                                                Member of the Board of Directors
    Julia A. Stewart................. 45     President of Applebee's Division
    Larry A. Cates................... 52     President of International Division
    Louis A. Kaucic.................. 49     Senior Vice President and Chief People Officer
    John F. Koch..................... 41     Senior Vice President of Research and Development
    David R. Parsley................. 54     Senior Vice President of Purchasing and Distribution
    Carin L. Stutz................... 44     Senior Vice President of Company Operations

Lloyd L. Hill was elected a director in August 1989. Mr. Hill was appointed Executive Vice President and Chief Operating Officer in January 1994. In December 1994, he assumed the role of President in addition to his role as Chief Operating Officer. Effective January 1, 1997, Mr. Hill assumed the role of Co-Chief Executive Officer. In January 1998, he assumed the full duties of Chief Executive Officer. In May 2000, Mr. Hill was elected Chairman of the Board of Directors. From December 1989 to December 1993, he served as President of Kimberly Quality Care, a home health care and nurse personnel staffing company, where he also served as a director from 1988 to 1993, having joined that organization in 1980.

Steven K. Lumpkin was employed by Applebee's in May 1995 as Vice President of Administration. In January 1996, he was promoted to Senior Vice President of Administration. In November 1997, he assumed the position of Senior Vice President of Strategic Development and in January 1998 was promoted to Executive Vice President of Strategic Development. He was named Chief Development Officer in March 2001. From July 1993 until January 1995, Mr. Lumpkin was a Senior Vice President with a division of the Olsten Corporation, Olsten Kimberly Quality Care. From June 1990 until July 1993, Mr. Lumpkin was an Executive Vice President and a member of the board of directors of Kimberly Quality Care. From January 1978 until June 1990, Mr. Lumpkin was employed by Price Waterhouse LLP, where he served as a management consulting partner and certified public accountant.

George D. Shadid was employed by Applebee's in August 1992, and served as Senior Vice President and Chief Financial Officer until January 1994 when he was promoted to Executive Vice President and Chief Financial Officer. He also became Treasurer in March 1995. In March 1999, Mr. Shadid was elected a director. From 1985 to 1987, he served as Corporate Controller of Gilbert/Robinson, Inc., at which time he was promoted to Vice President, and in 1988 assumed the position of Vice President and Chief Financial Officer, which he held until joining Applebee's. From 1976 until 1985, Mr. Shadid was employed by Deloitte & Touche LLP.

Julia A. Stewart was employed by Applebee's in October 1998 as President of the Applebee's Division. From July 1991 until September 1998, Ms. Stewart held several key executive positions with Taco Bell Corporation, a division of Tricon Global Restaurants, Inc. Most recently, she served as National Vice President of Franchise and License for over 5,200 Taco Bell units, and was previously Taco Bell's Western Region Vice President of Operations with responsibility for over 1,200 company-owned restaurants. Prior to joining Taco Bell, she held key marketing positions over a 15-year period, including Vice President of Marketing, Research and Development with Stuart Anderson's Black Angus/Cattle Company Restaurants.

Larry A. Cates was employed by Applebee's in May 1997 as President of the International Division. Prior to joining Applebee's, Mr. Cates spent 17 years with PepsiCo Restaurants developing international markets for that company's Pizza Hut, Taco Bell and KFC brands. From 1994 to 1997, Mr. Cates was Vice President of Franchising and Development - Europe/Middle East, and from 1990 to 1994, he was Chief Executive Officer of Pizza Hut UK, Ltd., a joint venture between PepsiCo Restaurants and Whitbread.

Louis A. Kaucic was employed by Applebee's in October 1997 as Senior Vice President of Human Resources. He was named Chief People Officer in March 2001. From July 1992 until October 1997, Mr. Kaucic was Vice President of Human Resources and later promoted to Senior Vice President of Human Resources with Unique Casual Restaurants, Inc., which operates several restaurant concepts. From 1982 to 1992, he was employed by Pizza Hut in a variety of positions, including Director of Employee Relations. From 1978 to 1982, Mr. Kaucic was employed by Kellogg's as an Industrial Relations Manager.

John F. Koch was employed by Applebee's in February 1999 as Senior Vice President of Research and Development. From January 1990 to February 1999, Mr. Koch held various positions with The Olive Garden, most recently as the Senior Vice President of Food and Beverage. Mr. Koch has over 20 years experience in the restaurant industry.

David R. Parsley was employed by Applebee's in April 2000 as Senior Vice President of Purchasing and Distribution. From November 1996 to April 2000, Mr. Parsley held several positions with Prandium, Inc., operator of El Torito, Chi-Chi's and Koo Koo Roo, most recently as Senior Vice President of Quality and Supply Chain Management. He has also held purchasing positions with The Panda Management Company, Carl Karcher Enterprises, Proficient Food Company, Inc., and Baxter Healthcare Corporation.

Carin L. Stutz was employed by Applebee's in November 1999 as Senior Vice President of Operations. From July 1994 to November 1999, Ms. Stutz was Division Vice President with Wendy's International. From 1993 to 1994, she was Regional Operations Vice President for Sodexho, USA. From 1990 to 1993, Ms. Stutz was employed by Nutri/System, Inc. as a Vice President of Corporate Operations. Prior to 1990, Ms. Stutz was employed for 12 years with Wendy's International.

Item 2.       Properties

As of December 31, 2000, we owned or operated 285 restaurants. Of these, we leased the land and building for 58 sites, owned the building and leased the land for 94 sites, and owned the land and building for 133 sites. In addition, as of December 31, 2000, we owned three sites for future development of restaurants and had entered into eight lease agreements for restaurant sites we plan to open during 2001. Our leases generally have an initial term of 15 to 20 years, with renewal terms of 5 to 20 years, and provide for a fixed rental plus, in certain instances, percentage rentals based on gross sales.

We own an 80,000 square foot office building in Overland Park, Kansas, located in the Kansas City metropolitan area, in which our corporate offices are headquartered. We also lease office space in certain regions in which we operate restaurants.

Under our franchise agreements, we have certain rights to gain control of a restaurant site in the event of default under the lease or the franchise agreement.

The following table sets forth the 49 states and the eight international countries in which Applebee's are located and the number of restaurants operating in each state or country as of December 31, 2000:



                                                                 Number of Restaurants
                                                  -----------------------------------------------------
                    State or Country                 Company            Franchise         Total System
            ----------------------------------    --------------      --------------     --------------
            Domestic:
            --------
            Alabama........................                  --                 26                  26
            Alaska.........................                  --                  1                   1
            Arizona........................                  --                 20                  20
            Arkansas.......................                  --                  7                   7
            California.....................                   7                 61                  68
            Colorado.......................                  --                 25                  25
            Connecticut....................                  --                  6                   6
            Delaware.......................                  --                  4                   4
            Florida........................                  --                 75                  75
            Georgia........................                   9                 51                  60
            Idaho..........................                  --                  9                   9
            Illinois.......................                   6                 41                  47
            Indiana........................                  --                 48                  48
            Iowa...........................                  --                 21                  21
            Kansas.........................                  10                 15                  25
            Kentucky.......................                  --                 28                  28
            Louisiana......................                  --                 16                  16
            Maine..........................                   5                 --                   5
            Maryland.......................                  --                 18                  18
            Massachusetts..................                  23                 --                  23
            Michigan.......................                  48                 11                  59
            Minnesota......................                  37                  1                  38
            Mississippi....................                  --                 13                  13
            Missouri.......................                  32                 10                  42
            Montana........................                  --                  7                   7
            Nebraska.......................                  --                 11                  11
            Nevada.........................                  11                 --                  11
            New Hampshire..................                  11                 --                  11
            New Jersey.....................                  --                 22                  22
            New Mexico.....................                   6                  4                  10
            New York.......................                  --                 57                  57
            North Carolina.................                   1                 43                  44
            North Dakota...................                  --                  6                   6
            Ohio...........................                  --                 64                  64
            Oklahoma.......................                  --                 13                  13
            Oregon.........................                  --                 11                  11
            Pennsylvania...................                  --                 38                  38
            Rhode Island...................                   6                 --                   6
            South Carolina.................                  --                 39                  39
            South Dakota...................                  --                  3                   3
            Tennessee......................                  --                 44                  44
            Texas..........................                  32                 24                  56
            Utah...........................                  --                  9                   9
            Vermont........................                   2                 --                   2
            Virginia.......................                  36                  9                  45
            Washington.....................                  --                 13                  13
            West Virginia..................                  --                 11                  11
            Wisconsin......................                   3                 28                  31
            Wyoming........................                  --                  3                   3
                                                  --------------      --------------     --------------
            Total Domestic.................                 285                966               1,251
                                                  --------------      --------------     --------------





                                                                 Number of Restaurants
                                                  -----------------------------------------------------
                    State or Country                 Company            Franchise         Total System
            ----------------------------------    --------------      --------------     --------------
            International:
            -------------
            Canada.........................                 --                  14                  14
            Egypt..........................                 --                   1                   1
            Greece.........................                 --                   2                   2
            Honduras.......................                 --                   2                   2
            Kuwait.........................                 --                   1                   1
            Mexico.........................                 --                   8                   8
            Netherlands....................                 --                   5                   5
            Sweden.........................                 --                   2                   2
                                                  --------------      --------------     --------------
            Total International............                 --                  35                  35
                                                  --------------      --------------     --------------
                                                           285               1,001               1,286
                                                  ==============      ==============     ==============



Item 3.       Legal Proceedings

As of December 31, 2000, we were using assets owned by a former franchisee in the operation of one restaurant. That restaurant remains under a purchase rights agreement that required us to make certain payments to the franchisee's lender. In 1991, a dispute arose between the lender and us over the amount of the payments due the lender under that agreement and over whether we had agreed to guarantee the franchisee's debt. Based upon a then-current independent appraisal, we offered to settle the dispute and purchase the assets of the three then-existing restaurants for $1,000,000 in 1991. In November 1992, the FDIC declared the lender insolvent, and the lender has since been liquidated. We closed one of the three restaurants in 1994 and one of the two remaining restaurants in February 1996. In the fourth quarter of 1996, we received information indicating that a third party had acquired the franchisee's indebtedness to the FDIC. In June 1997, the third party filed a lawsuit against us seeking approximately $3,800,000. In April 1999, the district court awarded a summary judgment of $3,833,000 to the third party. In June 2000, the court of appeals reversed the summary judgment and remanded the case to the district court for further action. The third party has appealed the court's decision. As of December 31, 2000, we believe we have recorded adequate reserves for this matter.

In addition, we are involved in various legal actions arising in the normal course of business. These matters include disputes with certain international franchisees regarding disclosures we allegedly made or omitted. We have also filed claims against these franchisees for amounts due. These matters are in the early stages of assessment; however, we believe that we have meritorious defenses to the allegations of the franchisees and will vigorously defend these claims.

While the resolution of the matters described above may have an impact on the financial results for the period in which they are resolved, we believe that the ultimate disposition of these matters will not, in the aggregate, have a material adverse effect upon our business or consolidated financial position.

Item 4.       Submission of Matters to a Vote of Security Holders

Not applicable.

                                     PART II

Item 5.       Market for  Registrant's  Common  Equity and  Related  Stockholder
              Matters

1.       Our common stock trades on  The Nasdaq  Stock Market(R)under the symbol
         APPB.

         The table below sets forth for the fiscal quarters indicated the reported high and low sale prices of our common stock, as reported on The Nasdaq Stock Market.

                                                       2000                              1999
                                          -------------------------------   -------------------------------
                                               High            Low               High            Low
                                          --------------- ---------------   --------------- ---------------
                First Quarter              $      29.88    $     24.00       $      28.69    $     20.00
                Second Quarter             $      37.56    $     25.56       $      32.75    $     22.50
                Third Quarter              $      32.13    $     20.44       $      34.94    $     29.88
                Fourth Quarter             $      34.63    $     22.50       $      35.00    $     23.00

2.       Number of stockholders of record at December 31, 2000:    1,032

3. We declared an annual dividend of $0.11 per common share on December 14, 2000 for stockholders of record on December 29, 2000, and the dividend was payable on January 29, 2001. We declared an annual
         dividend  of  $0.10  per  common   share  on  December   16,  1999  for
         stockholders of record on December 27, 1999, and the dividend was payable on January 28, 2000.

         We presently anticipate continuing the payment of cash dividends based upon our annual net income. The actual amount of such dividends will depend upon future earnings, results of operations, capital requirements, our financial condition and certain other factors. There can be no assurance as to the amount of net income that we will generate in 2001 or future years and, accordingly, there can be no assurance as to the amount that will be available for the declaration of dividends, if any.

Item 6.       Selected Financial Data

The following table sets forth for the periods and the dates indicated our selected financial data. The fiscal year ended December 31, 2000 contained 53 weeks, and all other periods presented contained 52 weeks. The following should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K.

                                                                          Fiscal Year Ended
                                           --------------------------------------------------------------------------------
                                            December 31,    December 26,    December 27,    December 28,     December 29,
                                                2000            1999            1998            1997             1996
                                           --------------- --------------- --------------- --------------- ----------------
                                                              (in thousands, except per share amounts)
STATEMENT OF
     EARNINGS DATA:
Company restaurant sales.................     $  605,414      $  596,754      $  580,840      $  452,173      $  358,990
Franchise income.........................         84,738          72,830          66,722          63,647          54,141
                                           --------------- --------------- --------------- --------------- ----------------
     Total operating revenues............     $  690,152      $  669,584      $  647,562      $  515,820      $  413,131
                                           =============== =============== =============== =============== ================
Operating earnings.......................     $  107,207      $   94,910      $   88,562      $   71,283      $   58,833
Earnings before extraordinary item.......     $   63,161      $   54,198      $   50,656      $   45,091      $   38,014
Basic earnings per share before
   extraordinary item....................     $     2.42      $     1.91      $     1.67      $     1.44      $     1.22
Diluted earnings per share before
   extraordinary item....................     $     2.40      $     1.89      $     1.67      $     1.43      $     1.21
Net earnings.............................     $   63,161      $   54,198      $   50,015      $   45,091      $   38,014
Basic net earnings per share.............     $     2.42      $     1.91      $     1.65      $     1.44      $     1.22
Diluted net earnings per share...........     $     2.40      $     1.89      $     1.65      $     1.43      $     1.21
Dividends per share......................     $     0.11      $     0.10      $     0.09      $     0.08      $     0.07
Basic weighted average shares
   outstanding...........................         26,152          28,403          30,272          31,401          31,188
Diluted weighted average shares
   outstanding...........................         26,298          28,601          30,385          31,640          31,533

BALANCE SHEET DATA
     (AT END OF FISCAL YEAR):
Total assets.............................     $  471,707      $  442,216      $  510,904      $  377,474      $  314,111
Long-term obligations, including
  current portion........................     $   91,355      $  108,100      $  147,188      $   29,105      $   25,843
Stockholders' equity.....................     $  281,718      $  253,873      $  296,053      $  290,443      $  244,764


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Our revenues are generated from two primary sources:

o  Company restaurant sales (food and beverage sales)
o  Franchise income

Franchise income consists of franchise restaurant royalties (generally 4% of each franchise restaurant's monthly gross sales) and franchise fees (which typically range from $30,000 to $35,000 for each Applebee's restaurant opened). Beverage sales include sales of alcoholic beverages, while non-alcoholic beverages are included in food sales.

Certain expenses relate only to company operated restaurants. These include:

o  food and beverage costs
o  labor costs
o  direct and occupancy costs
o  pre-opening expenses

Other expenses, such as general and administrative and amortization expenses, relate to both company operated restaurants and franchise operations.

We operate on a 52 or 53 week fiscal year ending on the last Sunday in December. Our fiscal year ended December 31, 2000 contained 53 weeks and our fiscal years ended December 26, 1999 and December 27, 1998 contained 52 weeks and are referred to hereafter as 2000, 1999 and 1998.

Acquisitions

On March 30, 1998, we acquired the operations and assets of 33 restaurants in the Virginia markets of Norfolk, Richmond, Roanoke and Charlottesville. This purchase is referred to as the "Virginia Acquisition." We accounted for the Virginia Acquisition as a purchase in the second quarter of 1998, and the consolidated financial statements after that date reflect the results of operations of these restaurants.

Divestitures

On April 12, 1999, we completed the sale of our Rio Bravo Cantina concept, which was comprised of 65 restaurants. We operated 40 of these restaurants and franchisees operated the remaining 25 restaurants. We received $47 million in cash at closing and a $6 million subordinated note for a total of $53 million in consideration. The $6 million subordinated note bears interest at 8% and is due in 2009. On April 26, 1999, we also completed the sale of our four specialty restaurants for $12 million in cash. In connection with these two transactions, we recognized a loss in the first quarter of 1999 of $9,000,000 ($5,670,000 net of income taxes). The following amounts were attributable to both the Rio Bravo Cantina and specialty restaurants during the 1999 period prior to their sale:

o  Company restaurant sales               $33,444,000
o  Franchise income                           $26,000
o  Cost of company restaurant sales       $30,331,000

On December 13, 1999, we completed the sale of 12 Applebee's restaurants in the Philadelphia market for $23,465,000. An existing Applebee's franchisee assumed the operations of the restaurants and future restaurant development in the market. In connection with this transaction, we recognized a gain in the fourth quarter of 1999 of $4,193,000 ($2,650,000 net of income taxes). The following amounts were attributable to the 12 Philadelphia restaurants for the 1999 period prior to their sale:

o  Company restaurant sales               $22,759,000
o  Cost of company restaurant sales       $18,568,000

Results of Operations

The  following  table  contains   information   derived  from  our  consolidated
statements of earnings expressed as a percentage of total operating revenues, except where otherwise noted. Percentages may not add due to rounding.


                                                                           Fiscal Year Ended
                                                            --------------------------------------------------
                                                              December 31,     December 26,     December 27,
                                                                  2000             1999             1998
                                                            ---------------- ---------------- ----------------
  Revenues:
       Company restaurant sales.........................            87.7%           89.1%           89.7%
       Franchise income.................................            12.3            10.9            10.3
                                                            ---------------- ---------------- ----------------
          Total operating revenues......................           100.0%          100.0%          100.0%
                                                            ================ ================ ================
  Cost of sales (as a percentage of
       company restaurant sales):
       Food and beverage................................            27.4%           27.5%           27.4%
       Labor............................................            31.6            31.6            31.9
       Direct and occupancy.............................            25.0            24.4            25.3
       Pre-opening expense..............................             0.3             0.3             0.5
                                                            ---------------- ---------------- ----------------
          Total cost of sales...........................            84.4%           83.7%           85.1%
                                                            ================ ================ ================

  General and administrative expenses...................             9.4%            9.5%            9.0%
  Amortization of intangible assets.....................             0.9             0.9             0.9
  Loss on disposition of restaurants and equipment......             0.2             0.8             0.1
                                                            ---------------- ---------------- ----------------
  Operating earnings....................................            15.5            14.2            13.7
                                                            ---------------- ---------------- ----------------
  Other income (expense):
       Investment income................................             0.2             0.2             0.2
       Interest expense.................................            (1.3)           (1.6)           (1.5)
       Other income.....................................             0.1             0.1             0.1
                                                            ---------------- ---------------- ----------------
          Total other expense...........................            (1.1)           (1.4)           (1.3)
                                                            ---------------- ---------------- ----------------
  Earnings before income taxes and extraordinary item...            14.5            12.8            12.4
  Income taxes..........................................             5.3             4.7             4.6
                                                            ---------------- ---------------- ----------------
  Earnings before extraordinary item....................             9.2             8.1             7.8
  Extraordinary loss from early extinguishment
       of debt, net of income taxes.....................              --              --            (0.1)
                                                            ---------------- ---------------- ----------------
  Net earnings..........................................             9.2%            8.1%            7.7%
                                                            ================ ================ ================

Fiscal Year Ended December 31, 2000 Compared With Fiscal Year Ended December 26, 1999

Company Restaurant Sales. Total company restaurant sales increased $8,660,000 (1%) from $596,754,000 in 1999 to $605,414,000 in 2000. Sales for company
Applebee's restaurants increased $42,104,000 (7%) from $563,310,000 in 1999 to $605,414,000 in 2000 due primarily to company restaurant openings, the fifty-third week in 2000 and increases in comparable restaurant sales. These increases were partially offset by the sale of the Philadelphia restaurants in December 1999. The remaining change in total company restaurant sales resulted from the sale of the Rio Bravo Cantina and specialty restaurants in April 1999.

Comparable restaurant sales at company Applebee's restaurants increased by 1.8% in 2000. Weighted average weekly sales at company Applebee's restaurants increased 1.2% from $41,674 in 1999 to $42,183 in 2000. These increases were due primarily to an increase in the average guest check resulting from the company's food promotions and increased sales of appetizers, drinks and desserts.

Franchise Income. Overall franchise income increased $11,908,000 (16%) from $72,830,000 in 1999 to $84,738,000 in 2000 due primarily to the increased number of franchise Applebee's restaurants operating during 2000 as compared to 1999, the fifty-third week in 2000 and an increase in franchise fees due to an increase in franchise openings from 80 in 1999 to 100 in 2000. Comparable restaurant sales and weighted average weekly sales for franchise Applebee's restaurants increased 1.6% and 2.1%, respectively, in 2000.

Cost of Company Restaurant Sales. Food and beverage costs decreased from 27.5% in 1999 to 27.4% in 2000. This decrease was due primarily to operational improvements including the implementation of a new theoretical food cost system in 2000. In addition, the sale of the Rio Bravo restaurants in April 1999 positively impacted food and beverage costs. These decreases were partially offset by higher costs relating to the implementation of a new menu in the fourth quarter of 2000.

Labor costs were 31.6% in both 1999 and 2000. The sale of the Rio Bravo restaurants in April 1999 and lower management incentive compensation in 2000 positively impacted labor costs. These decreases were partially offset by continued pressure on both hourly labor and management costs due to low unemployment as well as the highly competitive nature of the restaurant industry.

Direct and occupancy costs increased from 24.4% in 1999 to 25.0% in 2000. This increase resulted primarily from an increase in advertising costs, as a percentage of sales, relating in part to the implementation of our new menu, and higher utility costs. These increases were partially offset by lower rent expense, as a percentage of sales.

General and Administrative Expenses. General and administrative expenses decreased from 9.5% in 1999 to 9.4% in 2000 due primarily to lower incentive compensation expense. This decrease was partially offset by the absorption of general and administrative expenses over a lower revenue base in 2000 due to the divestiture of the Rio Bravo and Philadelphia restaurants.

Loss on Disposition of Restaurants and Equipment. Loss on disposition of restaurants and equipment decreased from $5,607,000 in 1999 to $1,265,000 in 2000 due primarily to the loss on the disposition of the Rio Bravo Cantina and specialty restaurants of $9,000,000 which was partially offset by the gain on the sale of the Philadelphia restaurants of $4,193,000 in 1999.

Interest Expense. Interest expense decreased in 2000 compared to 1999 due primarily to the reduction in debt resulting from the sale of the Rio Bravo Cantina, specialty and Philadelphia restaurants in 1999.

Income Taxes. The effective income tax rate, as a percentage of earnings before income taxes, was 36.8% in both 1999 and 2000.

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

Comparable restaurant sales at company Applebee's restaurants increased by 4.4% in 1999. Weighted average weekly sales at company Applebee's restaurants increased 2.5% from $40,664 in 1998 to $41,674 in 1999. These increases were due to increased customer traffic as a result of the success of our food promotions, an increase in network television advertising in 1999 and increased sales of appetizers, drinks and desserts.

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

Cost of Company Restaurant Sales. Food and beverage costs increased from 27.4% in 1998 to 27.5% in 1999. This increase resulted from the our strategy of investing in higher cost food promotional items, which was partially offset by the impact of the sale of the Rio Bravo restaurants. In addition, beverage sales, as a percentage of total company restaurant sales, declined from 16.6% in 1998 to 14.4% in 1999 which had a negative impact on overall food and beverage costs, as a percentage of company restaurant sales. This decrease was due, in part, to the sale of the Rio Bravo restaurants, which had a higher proportion of beverage sales. Management also believes that the reduction in beverage sales was due, in part, to the continuation of the overall trend toward increased awareness of responsible alcohol consumption as well as a higher rate of growth in food sales resulting from successful food promotions.

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

General and Administrative Expenses. General and administrative expenses increased from 9.0% in 1998 to 9.5% in 1999 due to the absorption of general and administrative expenses over a lower revenue base as a result of the divestiture of the Rio Bravo and specialty restaurants. General and administrative expenses increased by $5,294,000 during 1999 compared to 1998 due primarily to increased incentive compensation expense as a result of our performance.

Loss on Disposition of Restaurants and Equipment. Loss on disposition of restaurants and equipment increased from $952,000 in 1998 to $5,607,000 in 1999 due primarily to the loss on the disposition of the Rio Bravo Cantina and specialty restaurants of $9,000,000 which was partially offset by the gain on the sale of the Philadelphia restaurants of $4,193,000.

Interest Expense. Interest expense increased in 1999 compared to 1998 primarily as a result of interest associated with borrowings under our credit facilities for stock repurchases.

Income Taxes. The effective income tax rate, as a percentage of earnings before income taxes, was 36.8% in 1999 compared to 37.0% in 1998. The decrease in our overall effective tax rate in 1999 was due primarily to an increase in credits resulting from FICA taxes on tips and Work Opportunity Tax Credits.

Liquidity and Capital Resources

Our need for capital resources historically has resulted from the construction and acquisition of restaurants. For the foreseeable future, this should continue to be the case. In the past, we have obtained capital through public stock offerings, debt financing, and our ongoing operations. Income from our ongoing operations includes cash generated from company and franchise operations, credit from trade suppliers, real estate lease financing, and landlord contributions to leasehold improvements. We have also used our common stock as consideration in the acquisition of restaurants. In addition, we have assumed debt or issued new debt in connection with certain mergers and acquisitions.

Capital expenditures were $53,945,000 in fiscal year 1999 and $46,220,000 in 2000. We currently expect to open approximately 25 Applebee's restaurants in 2001. Capital expenditures are expected to be between $50,000,000 and $55,000,000 in fiscal 2001. These expenditures will primarily be for the development of new restaurants, refurbishment and capital replacement for existing restaurants, and the enhancement of information systems. Because we expect to continue to purchase a portion of our sites, the amount of actual capital expenditures will be dependent upon, among other things, the proportion of leased versus owned properties. In addition, if we open more restaurants than we currently anticipate or acquire additional restaurants, our capital requirements will increase accordingly.

Our senior term loan and working capital facilities are subject to various covenants and restrictions which, among other things, require the maintenance of stipulated fixed charge, interest coverage and leverage ratios, as defined, and limit additional indebtedness and capital expenditures in excess of specified amounts. The credit agreement permits annual cash dividends of the greater of $5,000,000 or 50% of consolidated net income. In addition, in April 2000, the credit agreement was amended to permit additional repurchases of common stock of up to $50,000,000 through December 31, 2001. We are currently in compliance with the covenants contained in our credit agreement.

During 1998, 1999 and 2000, our Board of Directors approved four plans to repurchase up to $207,500,000 of our common stock, subject to market conditions. We repurchased 2,431,000 shares of our common stock at an aggregate cost of $49,332,000 in 1998, 3,332,000 shares of our common stock at an aggregate cost of $102,959,000 in 1999, and 1,773,000 shares of our common stock at an aggregate cost of $43,192,000 in 2000 for a total of 7,536,000 shares of our common stock at an aggregate cost of $195,483,000 under these authorizations. Subsequent to December 31, 2000, we completed all previously authorized stock repurchase programs. In February 2001, our Board of Directors authorized an additional repurchase of up to $55,000,000 of our common stock through 2001, subject to market conditions and applicable restrictions imposed by our credit agreement.

As of December 31, 2000, our liquid assets totaled $12,075,000. These assets consisted of cash and cash equivalents in the amount of $10,763,000 and short-term investments in the amount of $1,312,000. The working capital deficit decreased from $43,451,000 as of December 26, 1999 to $40,654,000 as of December 31, 2000. This decrease was due primarily to increases in cash and cash equivalents and receivables as a result of the timing of our fiscal year-end. As of December 31, 2000, $3,000,000 was outstanding under our working capital and line of credit facilities, and standby letters of credit totaling $4,511,000 were outstanding under our letter of credit facilities.

We believe that our liquid assets and cash generated from operations, combined with borrowings available under our credit facilities, will provide sufficient funds for our operating, capital and other requirements for the foreseeable future.

Inflation

Substantial increases in costs and expenses could impact our operating results to the extent such increases cannot be passed along to customers. In particular, increases in food, supplies, labor and operating expenses could have a significant impact on our operating results. We do not believe that inflation has materially affected our operating results during the past three years.

A majority of our employees are paid hourly rates related to federal and state minimum wage laws and various laws that allow for credits to that wage. The Federal government continues to consider an increase in the minimum wage. Several state governments have increased the minimum wage and other state governments are also discussing an increased minimum wage. In the past, we have been able to pass along cost increases to customers through food and beverage price increases, and we will attempt to do so in the future. We cannot guarantee, however, that all future cost increases can be reflected in our prices or that increased prices will be absorbed by customers without at least somewhat diminishing customer spending in our restaurants.

New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS Nos. 137 and 138, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. This statement is effective for us beginning in the first quarter of fiscal year 2001. Adoption of these new accounting standards will result in cumulative after-tax reductions in other comprehensive income of approximately $250,000 in the first quarter of 2001.

Forward-Looking Statements

The statements contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section regarding restaurant development and capital expenditures are forward-looking and based on current expectations. There are several risks and uncertainties that could cause actual results to differ materially from those described. These risks include but are not limited to the impact of intense competition in the casual dining segment of the restaurant industry and our ability to control restaurant operating costs which are impacted by market changes, minimum wage and other employment laws, food costs and inflation. If you would like to read a more detailed discussion of the principal factors that could cause actual results to be materially different, you should read our current report on Form 8-K which we filed with the Securities and Exchange Commission on February 13, 2001. We disclaim any obligation to update forward-looking statements.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

Our senior term loan bears interest at either the bank's prime rate plus 1.25% or LIBOR plus 2.25%, at our option. Our working capital facility bears interest at either the bank's prime rate plus 0.125% or LIBOR plus 1.125%, at our option. The interest rate on the working capital facility is subject to change based upon our leverage ratio.

We have interest rate swap agreements in place to manage our exposure to interest rate fluctuations. The swap agreements effectively fix the underlying three-month LIBOR interest rate on $75,000,000 of the senior credit facilities to rates ranging from 5.91% to 6.05%.

As of December 31, 2000, the total amount of debt subject to interest rate fluctuations was $11,802,000. This amount was comprised of $8,802,000 under the term loan and $3,000,000 under the working capital facility. A 1% change in interest rates would result in an increase or decrease in interest expense of $118,000 per year.

Item 8.       Financial Statements and Supplementary Data

See the Index to Consolidated Financial Statements on Page F-1.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant

If you would like information about our executive officers, you should read the section entitled "Executive Officers of the Registrant" in Part I of this report. If you would like information about our Directors, you should read the Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 10, 2001. We incorporate that Proxy Statement in this document by reference.

Item 11.      Executive Compensation

If you would like information about our executive compensation, you should read the information under the caption "Executive Compensation" in the Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 10, 2001. We incorporate that information in this document by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

If you would like information about the stock owned by our management and certain large stockholders, you should read the information under the caption "Security Ownership of Officers, Directors and Certain Beneficial Owners" in the Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 10, 2001. We incorporate that information in this document by reference.

Item 13.      Certain Relationships and Related Transactions

If you would like information about certain transactions which we have completed or certain relationships which we have entered into, you should read the information under the caption "Certain Transactions" in the Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 10, 2001. We incorporate that information in this document by reference.

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

(b)      Reports on Form 8-K:

         We filed a report on Form 8-K on October 23, 2000, announcing the broadcast of our third quarter 2000 earnings conference call over the Internet.

         We filed a report on Form 8-K on October 25, 2000, announcing third quarter 2000 diluted earnings per share of 60 cents.

         We filed a report on Form 8-K on December 15, 2000, announcing an increased annual dividend.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         APPLEBEE'S INTERNATIONAL, INC.


Date: March 20, 2001                     By: /s/   Lloyd L. Hill
      ---------------------                 -----------------------------
                                            Lloyd L. Hill
                                            Chairman and Chief Executive Officer

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

By:   /s/   Lloyd L. Hill                            Date:  March 20, 2001
      --------------------------------------------        ----------------------
      Lloyd L. Hill
      Director, Chairman of the Board  and Chief
      Executive Officer
      (principal executive officer)

By:   /s/   George D. Shadid                         Date:  March 20, 2001
      --------------------------------------------        ----------------------
      George D. Shadid
      Director, Executive Vice President and Chief
      Financial Officer
      (principal financial officer)

By:   /s/   Mark A. Peterson                         Date:  March 20, 2001
      --------------------------------------------        ----------------------
      Mark A. Peterson
      Vice President and Controller
      (principal accounting officer)

By:   /s/   Erline Belton                            Date:  March 20, 2001
      --------------------------------------------          --------------------
      Erline Belton
      Director

By:   /s/   Douglas R. Conant                        Date:  March 20, 2001
      --------------------------------------------          --------------------
      Douglas R. Conant
      Director

By:   /s/   D. Patrick Curran                        Date:  March 20, 2001
      --------------------------------------------          --------------------
      D. Patrick Curran
      Director

By:   /s/   Eric L. Hansen                           Date:  March 20, 2001
      --------------------------------------------          --------------------
      Eric L. Hansen
      Director

By:   /s/   Mark S. Hansen                           Date:  March 20, 2001
      --------------------------------------------          --------------------
      Mark S. Hansen
      Director

By:   /s/   Jack P. Helms                            Date:  March 20, 2001
      --------------------------------------------          --------------------
      Jack P. Helms
      Director

By:   /s/   Burton M. Sack                           Date:  March 20, 2001
      --------------------------------------------          --------------------
      Burton M. Sack
      Director

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                   Index to consolidated Financial Statements

                                                                                                               Page

   Independent Auditors' Report.............................................................................  F-2

   Consolidated Balance Sheets as of December 31, 2000 and
       December 26, 1999  ..................................................................................  F-3

   Consolidated Statements of Earnings for the fiscal years ended
       December 31, 2000, December 26, 1999 and December 27, 1998...........................................  F-4

   Consolidated Statements of Stockholders' Equity for the fiscal Years
       Ended December 31, 2000, December 26, 1999 and December 27, 1998.....................................  F-5

   Consolidated Statements of Cash Flows for the fiscal years ended
       December 31, 2000, December 26, 1999 and December 27, 1998...........................................  F-6

   Notes to Consolidated Financial Statements...............................................................  F-8

                          Independent Auditors' Report

Applebee's International, Inc.:

We have audited the accompanying consolidated balance sheets of Applebee's International, Inc. and subsidiaries (the "Company") as of December 31, 2000 and December 26, 1999, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three fiscal years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Applebee's International, Inc. and subsidiaries at December 31, 2000 and December 26, 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Kansas City, Missouri
February 21, 2001

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)


                                                                                       December 31,       December 26,
                                                                                           2000               1999
                                                                                      --------------     --------------
                                  ASSETS
Current assets:
     Cash and cash equivalents.......................................................  $  10,763          $   1,427
     Short-term investments, at market value.........................................      1,312              2,555
     Receivables, net of allowance...................................................     22,101             13,563
     Inventories.....................................................................     12,616             11,247
     Prepaid and other current assets................................................      6,389              5,419
                                                                                      --------------     ---------------
        Total current assets.........................................................     53,181             34,211
Property and equipment, net..........................................................    314,216            300,140
Goodwill, net........................................................................     83,265             88,667
Franchise interest and rights, net...................................................      2,949              3,449
Other assets.........................................................................     18,096             15,749
                                                                                      --------------     --------------
                                                                                       $ 471,707          $ 442,216
                                                                                      ==============     ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt...............................................  $     894          $   1,807
     Accounts payable................................................................     26,556             16,966
     Accrued expenses and other current liabilities..................................     62,511             54,962
     Accrued dividends...............................................................      2,774              2,660
     Accrued income taxes............................................................      1,100              1,267
                                                                                      --------------     --------------
        Total current liabilities....................................................     93,835             77,662
                                                                                      --------------     --------------
Non-current liabilities:
     Long-term debt - less current portion...........................................     90,461            106,293
     Franchise deposits..............................................................      1,596              1,765
     Deferred income taxes...........................................................      4,097              2,623
                                                                                      --------------     --------------
        Total non-current liabilities................................................     96,154            110,681
                                                                                      --------------     --------------
        Total liabilities............................................................    189,989            188,343
                                                                                      --------------     --------------
Commitments and contingencies (Notes 7, 8 and 11) Stockholders' equity:
     Preferred stock - par value $0.01 per share:  authorized - 1,000,000 shares;
        no shares issued.............................................................         --                 --
     Common stock - par value $0.01 per share:  authorized - 125,000,000 shares;
        issued - 32,150,360 shares in 2000 and 1999..................................        321                321
     Additional paid-in capital......................................................    172,037            168,584
     Retained earnings...............................................................    293,933            233,548
     Unrealized gain on short-term investments, net of income taxes..................         39                 50
                                                                                      --------------     --------------
                                                                                         466,330            402,503
     Treasury stock - 6,930,530 shares in 2000 and 5,553,213 shares in 1999, at cost.   (184,612)          (148,630)
                                                                                      --------------     --------------
        Total stockholders' equity...................................................    281,718            253,873
                                                                                      --------------     --------------
                                                                                       $ 471,707          $ 442,216
                                                                                      ==============     ==============






                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (in thousands, except per share amounts)


                                                                                  Fiscal Year Ended
                                                                  ----------------------------------------------------
                                                                  December 31,        December 26,       December 27,
                                                                      2000                1999               1998
                                                                  --------------     --------------     --------------
Revenues:
     Company restaurant sales................................      $ 605,414          $ 596,754          $ 580,840
     Franchise income........................................         84,738             72,830             66,722
                                                                  --------------     --------------     --------------
        Total operating revenues.............................        690,152            669,584            647,562
                                                                  --------------     --------------     --------------
Cost of company restaurant sales:

     Food and beverage.......................................        166,014            163,865            159,420
     Labor...................................................        191,402            188,538            185,260
     Direct and occupancy....................................        151,611            145,747            146,693
     Pre-opening expense.....................................          1,659              1,582              3,093
                                                                  --------------     --------------     --------------
        Total cost of company restaurant sales...............        510,686            499,732            494,466
                                                                  --------------     --------------     --------------

General and administrative expenses..........................         65,060             63,338             58,044
Amortization of intangible assets............................          5,934              5,997              5,538
Loss on disposition of restaurants and equipment.............          1,265              5,607                952
                                                                  --------------     --------------     --------------
Operating earnings...........................................        107,207             94,910             88,562
                                                                  --------------     --------------     --------------
Other income (expense):
     Investment income.......................................          1,484              1,195              1,131
     Interest expense........................................         (9,304)           (10,814)            (9,922)
     Other income............................................            551                444                638
                                                                  --------------     --------------     --------------
        Total other expense..................................         (7,269)            (9,175)            (8,153)
                                                                  --------------     --------------     --------------
Earnings before income taxes and extraordinary item..........         99,938             85,735             80,409
Income taxes.................................................         36,777             31,537             29,753
                                                                  --------------     --------------     --------------
Earnings before extraordinary item...........................         63,161             54,198             50,656
Extraordinary loss from early extinguishment
     of debt, net of income taxes (Note 8)...................             --                 --               (641)
                                                                  --------------     --------------     --------------
Net earnings.................................................      $  63,161          $  54,198          $  50,015
                                                                  ==============     ==============     ==============

Basic earnings per common share:
     Basic earnings before extraordinary item................      $    2.42          $    1.91          $    1.67
     Extraordinary item......................................             --                 --              (0.02)
                                                                  --------------     --------------     --------------
Basic net earnings per common share..........................      $    2.42          $    1.91          $    1.65
                                                                  ==============     ==============     ==============

Diluted earnings per common share:
     Diluted earnings before extraordinary item..............      $    2.40          $    1.89          $    1.67
     Extraordinary item......................................             --                 --              (0.02)
                                                                  --------------     --------------     --------------
Diluted net earnings per common share........................      $    2.40          $    1.89          $    1.65
                                                                  ==============     ==============     ==============

Basic weighted average shares outstanding....................         26,152             28,403             30,272
                                                                  ==============     ==============     ==============
Diluted weighted average shares outstanding..................         26,298             28,601             30,385
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


                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (in thousands, except share amounts)

                                                                                         Unrealized
                                            Common Stock         Additional               Gain On                    Total
                                       ------------------------   Paid-In     Retained   Short-Term   Treasury    Stockholders'
                                          Shares      Amount      Capital     Earnings   Investments    Stock        Equity
                                       ------------- ---------- ------------ ----------- ----------- ----------- ---------------

Balance, December 28, 1997............   31,744,009     $  317    $ 156,165    $134,654      $  95    $    (788)   $  290,443

   Purchases of treasury stock........         --         --           --          --          --       (49,332)      (49,332)
   Dividends on common stock,
     $0.09 per share..................         --         --           --        (2,659)       --           --         (2,659)
   Stock options exercised and related
     tax benefit......................      336,351          3        5,741        --          --          (184)        5,560
   Shares issued under employee stock
     and 401(k) plans.................         --         --          1,465        --          --           262         1,727
   Restricted shares awarded under
     equity incentive plan, net of           70,000          1        1,514        --          --           --          1,515
     cancellations....................
   Unearned compensation relating
     to restricted shares.............         --         --         (1,234)       --          --           --         (1,234)
   Change in unrealized gain on
     short-term investments, net of
     income taxes.....................         --         --           --          --           18          --             18
   Net earnings.......................         --         --           --        50,015        --           --         50,015
                                       ------------- ---------- ------------ ----------- ----------- ----------- ---------------

Balance, December 27, 1998............   32,150,360        321      163,651     182,010        113      (50,042)      296,053

   Purchases of treasury stock........         --         --           --          --          --      (102,959)     (102,959)
   Dividends on common stock,
     $0.10 per share..................         --         --           --        (2,660)       --           --         (2,660)
   Stock options exercised and related
     tax benefit......................         --         --          3,773        --          --         3,252         7,025
   Shares issued under employee stock
     and 401(k) plans.................         --         --          1,063        --          --         1,113         2,176
   Restricted shares awarded under
     equity incentive plan, net of
     cancellations....................         --         --            121        --          --             6           127
   Unearned compensation relating
     to restricted shares.............         --         --            431        --          --           --            431
   Notes receivable from officers for
     stock sales......................         --         --           (455)       --          --           --           (455)
   Change in unrealized gain on
     short-term investments, net of
      income taxes....................         --         --           --          --          (63)         --            (63)
   Net earnings.......................         --         --           --        54,198        --           --         54,198
                                       ------------- ---------- ------------ ----------- ----------- ----------- ---------------

Balance, December 26, 1999............   32,150,360        321      168,584     233,548         50     (148,630)      253,873

   Purchases of treasury stock........         --         --           --          --          --       (43,192)      (43,192)
   Dividends on common stock,
     $0.11 per share..................         --         --           --        (2,776)       --           --         (2,776)
   Stock options exercised and related
     tax benefit......................         --         --          2,298        --          --         4,201         6,499
   Shares issued under employee stock
     and 401(k) plans.................         --         --            760        --          --         2,066         2,826
   Restricted stock and performance
     shares awarded under equity
     incentive plan, net of
     cancellations....................         --         --            556        --          --           943         1,499
   Unearned compensation relating
     to restricted shares.............         --         --            350        --          --           --            350
   Notes receivable from officers for
     stock sales......................         --         --           (511)       --          --           --           (511)
   Change in unrealized gain on
     short-term investments, net of
     income taxes.....................         --         --           --          --          (11)         --            (11)
   Net earnings.......................         --         --           --        63,161        --           --         63,161
                                       ------------- ---------- ------------ ----------- ----------- ----------- ---------------

Balance, December 31, 2000............   32,150,360     $  321    $ 172,037    $293,933      $  39    $(184,612)   $  281,718
                                       ============= ========== ============ =========== =========== =========== ===============


                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                      Fiscal Year Ended
                                                                         ---------------------------------------------
                                                                        December 31,    December 26,    December 27,
                                                                            2000            1999            1998
                                                                       --------------  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings..................................................     $  63,161       $  54,198       $  50,015
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
        Depreciation and amortization..............................        30,208          28,930          29,135
        Amortization of intangible assets..........................         5,934           5,997           5,538
        Amortization of deferred financing costs...................           734             678             477
        Gain on sale of investments................................            --              --             (13)
        Deferred income tax provision (benefit)....................           118            (244)           (492)
        Loss on disposition of restaurants and equipment...........         1,265           5,607             952
     Changes in assets and liabilities (exclusive of effects of acquisitions and divestitures):
        Receivables................................................        (8,538)           (108)          2,229
        Inventories................................................        (1,369)         (5,781)         (1,432)
        Prepaid and other current assets...........................           393             508             (84)
        Accounts payable...........................................         9,590            (461)         (2,304)
        Accrued expenses and other current liabilities.............        10,353           9,937          16,317
        Accrued income taxes.......................................          (167)          1,182          (5,081)
        Franchise deposits.........................................          (169)           (374)            607
        Other......................................................        (1,224)            700          (3,356)
                                                                       --------------  --------------  --------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES..................       110,289         100,769          92,508
                                                                       --------------  --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment...........................       (46,220)        (53,945)        (77,665)
     Equity investment in unaffiliated company.....................        (2,000)             --              --
     Proceeds from sale of restaurants and equipment...............         1,038          81,884          10,216
     Purchases of short-term investments...........................          (100)             --         (30,799)
     Maturities and sales of short-term investments................         1,325           2,200          36,842
     Acquisitions of restaurants...................................            --              --        (101,749)
                                                                       --------------  --------------  --------------
        NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES...........       (45,957)         30,139        (163,155)
                                                                       --------------  --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchases of treasury stock...................................       (43,192)       (102,959)        (49,332)
     Dividends paid................................................        (2,662)         (2,659)         (2,518)
     Issuance of common stock upon exercise of stock options and
       related tax benefit.........................................         6,499           7,025           5,560
     Shares sold under employee stock purchase plan................         1,136             944             820
     Proceeds from issuance of long-term debt......................            --          44,604         175,825
     Deferred financing costs relating to issuance of long-term debt           --              --          (4,000)
     Payments on long-term debt....................................       (16,777)        (78,203)        (62,849)
                                                                       --------------  --------------  --------------
        NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES...........       (54,996)       (131,248)         63,506
                                                                       --------------  --------------  --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...............         9,336            (340)         (7,141)
CASH AND CASH EQUIVALENTS, beginning of period.....................         1,427           1,767           8,908
                                                                       --------------  --------------  --------------
CASH AND CASH EQUIVALENTS, end of period...........................     $  10,763       $   1,427       $   1,767
                                                                       ==============  ==============  ==============


                 See notes to consolidated financial statements.


                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                 (in thousands)


                                                                               Fiscal Year Ended
                                                             ------------------------------------------------------
                                                               December 31,      December 26,       December 27,
                                                                   2000              1999               1998
                                                             ----------------- -----------------  -----------------

Supplemental disclosures of cash
  flow information:
     Cash paid during the year for:
       Income taxes....................................         $     36,278      $     29,629       $     33,935
                                                             ================= =================  =================
       Interest........................................         $      8,188      $     10,651       $      8,809
                                                             ================= =================  =================

Supplemental disclosures of noncash investing and financing activities:

We recorded capitalized leases of $5,052,000 in April 1998 when we acquired the operations and assets of 33 franchise restaurants (see Note 3).

We received a $6,000,000 subordinated note in connection with the sale of the Rio Bravo Cantina restaurants in April 1999 (see Note 4), which is due in April 2009.

Disclosure of Accounting Policy:

For purposes of the consolidated statements of cash flows, we consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization

Applebee's International, Inc. and our subsidiaries develop, franchise and operate casual dining restaurants under the name "Applebee's Neighborhood Grill & Bar". As of December 31, 2000, there were 1,286 Applebee's restaurants. Franchisees operated 1,001 of these restaurants and 285 restaurants were company operated. These restaurants were located in 49 states and eight international countries.

2.    Summary of Significant Accounting Policies

Principles of consolidation: The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. We have eliminated all material intercompany profits, transactions and balances.

Fiscal year: Our fiscal year ends on the last Sunday of the calendar year. The fiscal year ended December 31, 2000 contained 53 weeks, and the fiscal years ended December 26, 1999 and December 27, 1998 each contained 52 weeks. These fiscal years will be referred to as 2000, 1999 and 1998, respectively.

Short-term investments: Short-term investments are comprised of certificates of deposit, state and municipal bonds, and preferred stocks. We determine gains and losses from sales using the specific identification method. As of December 31, 2000, we have classified all short-term investments as available-for-sale.

Financial instruments: Our financial instruments as of December 31, 2000 and December 26, 1999 consist of cash equivalents, short-term investments, long-term debt, excluding capitalized lease obligations, and interest rate swaps (see Note
8). The fair value of these financial instruments, except interest rate swaps, approximates the carrying amounts reported in the consolidated balance sheets. Interest rate swaps are not reflected in the consolidated financial statements at fair value. The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. We based the carrying amount of short-term investments on quoted market prices. We based the fair value of our long-term debt, excluding capitalized lease obligations, on quotations made on similar issues.

Inventories: We state inventories at the lower of cost, using the first-in, first-out method, or market.

Pre-opening expense: We expense direct training and other costs related to opening new or relocated restaurants in the month of opening.

Property and equipment: We state property and equipment at cost. Depreciation is provided primarily on a straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the lease term, including renewal options, or the estimated useful life of the related asset. The general ranges of original depreciable lives are as follows:

o        Buildings                          20 years
o        Leasehold improvements             15-20 years
o        Furniture and equipment            2-7 years

We record capitalized interest in connection with the development of new restaurants and amortize it over the estimated useful life of the related asset. We capitalized $375,000 in interest costs during 2000, $407,000 during 1999 and $859,000 during 1998.

Goodwill: Goodwill represents the excess of cost over fair market value of net assets we have acquired. We are amortizing goodwill over periods ranging from 15 to 20 years on a straight-line basis. Accumulated amortization as of December 31, 2000 was $21,563,000, and accumulated amortization as of December 26, 1999 was $16,161,000.

Impairment of long-lived assets: We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We analyze potential impairments of assets on a restaurant-by-restaurant basis. In 2000, we adjusted the carrying value of certain assets based on their historical cash flows and current estimates of future cash flows. The related pre-tax charge of $263,000 is included in loss on disposition of restaurants and equipment in the accompanying consolidated statement of earnings. We determined the estimated fair value using market information available to us.

Franchise   interest  and  rights:   Franchise  interest  and  rights  represent
allocations of purchase price to either restaurants we have purchased or franchise operations we have acquired. We amortize the allocated costs over the estimated life of the restaurants or the franchise agreements on a straight-line basis ranging from 7 to 20 years. Accumulated amortization as of December 31, 2000 was $7,557,000, and as of December 26, 1999, it was $7,057,000.

Franchise revenues: Franchise revenues are deferred until we have performed substantially all of our obligations as franchisor. Initial franchise fees, included in franchise income in the consolidated statements of earnings, totaled $3,652,000 for 2000, $2,897,000 for 1999 and $3,099,000 for 1998.

Advertising costs: We expense most advertising costs for company-owned restaurants as we incur them, but we expense the production costs of advertising the first time the advertising takes place. Advertising expense related to company-owned restaurants was $31,014,000 for 2000, $28,340,000 for 1999 and $29,097,000 for 1998.

Interest rate swap agreements: We have entered into interest rate swap agreements to manage our exposure to interest rate fluctuations. We recognize the differential which we pay or receive over the term of the swap agreements as a component of interest expense. Although the swap agreements expose us to interest rate risk, we expect fluctuations in the variable debt to offset fluctuations in the value of the swaps.

Stock-based compensation: We have adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." The Statement encourages rather than requires companies to adopt a method that accounts for stock compensation awards based on their estimated fair value at the date they are granted. Companies are permitted, however, to account for stock compensation awards under Accounting Principles Board ("APB") Opinion No. 25. Opinion No. 25 requires compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. We have elected to continue to apply APB Opinion No. 25, and we have disclosed the pro forma net earnings and earnings per share, determined as if the fair value method had been applied, in Note 13.

Earnings per share: We compute basic earnings per share by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if holders of options or other contracts to issue common stock exercised or converted their holdings into common stock. Outstanding stock options and accrued performance shares represent the only dilutive effects on weighted average shares. The chart below presents a reconciliation between basic and diluted weighted average shares outstanding and the related earnings per share. All amounts in the chart except per share amounts are expressed in thousands.




                                                                2000              1999              1998
                                                          ----------------  ----------------  ----------------

      Net earnings.......................................   $     63,161      $     54,198      $     50,015
                                                          ================  ================  ================

      Basic weighted average shares outstanding..........         26,152            28,403            30,272
      Dilutive effect of stock options and
         performance shares .............................            146               198               113
                                                          ----------------  ----------------  ----------------
      Diluted weighted average shares outstanding........         26,298            28,601            30,385
                                                          ================  ================  ================

      Basic net earnings per common share................   $       2.42      $       1.91      $       1.65
                                                          ================  ================  ===============
      Diluted net earnings per common share..............   $       2.40      $       1.89      $       1.65
                                                          ================  ================  ===============

We excluded stock options with exercise prices greater than the average market price of our common stock for the applicable periods from the computation of diluted weighted average shares outstanding. There were approximately 723,000 of these options for 2000, 8,000 options for 1999 and 1,604,000 options for 1998.

Pervasiveness of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New accounting pronouncement: In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS Nos. 137 and 138, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. This statement is effective for us beginning in the first quarter of fiscal year 2001. Adoption of these new accounting standards will result in cumulative after-tax reductions in other comprehensive income of approximately $250,000 in the first quarter of 2001.

3.       Acquisitions

On March 30, 1998, we acquired the operations and assets of 33 restaurants in the Virginia markets of Norfolk, Richmond, Roanoke and Charlottesville, from Apple South, Inc. ("Apple South"), now Avado Brands, Inc. This purchase is referred to as the "Virginia Acquisition." The total purchase price of $94,749,000 was paid in cash on March 30, 1998. We accounted for the acquisition as a purchase, and the consolidated financial statements after that date reflect the results of operations of these restaurants.

The following chart summarizes our unaudited pro forma results of operations for 1998. All amounts except per share amounts are expressed in thousands. These amounts assume the Virginia Acquisition and our financing arrangements (see Note
8) occurred as of the beginning of 1998. We have prepared the pro forma results for comparative purposes only. We do not claim that these amounts are indicative of the results of operations which actually would have resulted had the Virginia Acquisition been effective as of the beginning of 1998, or which may result in the future.




                                                                              Fiscal Year Ended
                                                                              December 27, 1998
                                                                         ----------------------------
                                                                            Actual      Pro Forma
                                                                         ------------ ---------------
     Food and beverage sales............................................ $   580,840   $   597,507
     Franchise income...................................................      66,722        65,995
                                                                         ------------ ---------------
     Total operating revenues........................................... $   647,562   $   663,502
                                                                         ============ ===============
     Earnings before extraordinary item................................. $    50,656   $    50,381
     Net earnings....................................................... $    50,015   $    49,740
     Basic net earnings per common share................................ $      1.65   $      1.64
     Diluted net earnings per common share.............................. $      1.65   $      1.64
     Basic weighted average shares outstanding..........................      30,272        30,272
     Diluted weighted average shares outstanding........................      30,385        30,385


4.       Divestitures

On April 12, 1999, we completed the sale of our Rio Bravo Cantina concept, which was comprised of 65 restaurants. We operated 40 of these restaurants and franchisees operated the remaining 25 restaurants. We received $47 million in cash at closing and a $6 million subordinated note for a total of $53 million in consideration. The $6 million subordinated note bears interest at 8% and is due in 2009. On April 26, 1999, we also completed the sale of our four specialty restaurants for $12 million in cash. The following amounts were attributable to both the Rio Bravo Cantina and specialty restaurants during the 1999 period prior to their sale:

o  Company restaurant sales                    $33,444,000
o  Franchise income                                $26,000
o  Cost of company restaurant sales            $30,331,000

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," we recorded a loss on disposition of $9,000,000 ($5,670,000 net of income taxes) in the first quarter of 1999 to reflect the difference between the carrying value of the net assets disposed and the estimated proceeds from the sale transactions. We discontinued depreciation and amortization on the long-lived assets to be disposed in February 1999 in anticipation of the sale of these restaurants.

On December 13, 1999, we completed the sale of 12 Applebee's restaurants in the Philadelphia market for $23,465,000. An existing Applebee's franchisee assumed the operations of the restaurants and future restaurant development in the market. If the franchisee achieves certain future sales levels in the Philadelphia market, the agreement requires that he pay us additional amounts. We discontinued depreciation and amortization on the long-lived assets to be disposed in August 1999 in anticipation of the sale of these restaurants. In connection with this transaction, we recognized a gain in the fourth quarter of 1999 of $4,193,000 ($2,650,000 net of income taxes). The following amounts were attributable to the 12 Philadelphia restaurants prior to their sale:

o  Company restaurant sales                    $22,759,000
o  Cost of company restaurant sales            $18,568,000

5.    Receivables

Receivables are comprised of the following (in thousands):

                                                                           December 31,        December 26,
                                                                               2000                1999
                                                                         -----------------   -----------------
      Franchise royalty, advertising and trade receivables.............     $     19,963        $     12,935
      Credit card receivables..........................................            3,147               2,473
      Franchise fee receivables........................................              244                 431
      Interest and dividends receivable................................               27                  39
      Other............................................................            1,857                 120
                                                                         -----------------   -----------------
                                                                                  25,238              15,998
      Less allowance for bad debts.....................................            3,137               2,435
                                                                         -----------------   -----------------
                                                                            $     22,101        $     13,563
                                                                         =================   =================

The bad debts provision totaled $1,376,000 for 2000, $981,000 for 1999 and $1,000,000 for 1998. We had write-offs against the allowance for bad debts of $674,000 during 2000, $111,000 during 1999 and $272,000 during 1998.

6.    Other Assets

Other assets are comprised of the following (in thousands):

                                                                           December 31,        December 26,
                                                                               2000                1999
                                                                         -----------------   -----------------
      Notes receivable.................................................     $      8,612        $      8,654
      Deferred financing costs, net....................................            2,684               3,211
      Liquor licenses..................................................            3,685               2,800
      Minority investment in unaffiliated company......................            2,000                  --
      Other............................................................            1,115               1,084
                                                                         -----------------   -----------------
                                                                            $     18,096        $     15,749
                                                                         =================   =================

7.    Property and Equipment

Property and equipment, net is comprised of the following (in thousands):

                                                                           December 31,       December 26,
                                                                               2000               1999
                                                                         -----------------  ------------------
      Land.............................................................     $     66,468       $     63,922
      Buildings and leasehold improvements.............................          231,299            205,625
      Furniture and equipment..........................................          130,584            118,795
      Construction in progress.........................................            3,768              4,786
                                                                         -----------------  ------------------
                                                                                 432,119            393,128
      Less accumulated depreciation and capitalized
         lease amortization............................................          117,903             92,988
                                                                         -----------------  ------------------
                                                                            $    314,216       $    300,140
                                                                         =================  ==================

We had property under capitalized leases of $4,055,000 at December 31, 2000 and December 26, 1999 which is included in buildings and leasehold improvements. We had accumulated amortization of such property of $890,000 at December 31, 2000 and $647,000 at December 26, 1999. These capitalized leases relate to the buildings on certain restaurant properties. The land portion of the restaurant property leases is accounted for as an operating lease.

We had depreciation and capitalized lease amortization expense relating to property and equipment of $30,208,000 for 2000, $28,930,000 for 1999 and $29,135,000 for 1998. Of these amounts, capitalized lease amortization was $243,000 during 2000, $300,000 during 1999 and $476,000 during 1998.

We lease certain of our restaurants. The leases generally provide for payment of minimum annual rent, real estate taxes, insurance and maintenance and, in some cases, contingent rent (calculated as a percentage of sales) in excess of minimum rent. Total rental expense for all operating leases is comprised of the following (in thousands):

                                                           2000                1999                1998
                                                     ------------------  ------------------  -----------------
      Minimum rent.................................    $       10,892      $       11,780      $       12,432
      Contingent rent..............................             1,112               1,070               1,294
                                                     ------------------  ------------------  -----------------
                                                       $       12,004      $       12,850      $       13,726
                                                     ==================  ==================  =================

The present value of capitalized lease payments and the future minimum lease payments under noncancelable operating leases (including leases executed for sites to be developed in 2001) as of December 31, 2000 are as follows (in thousands):

                                                                            Capitalized         Operating
                                                                              Leases              Leases
                                                                         ------------------  -----------------
      2001.............................................................     $        667       $     11,915
      2002.............................................................              691             12,158
      2003.............................................................              716             11,724
      2004.............................................................              741             10,837
      2005.............................................................              767             10,225
      Thereafter.......................................................            8,330             89,599
                                                                         ------------------ ------------------
      Total minimum lease payments.....................................           11,912       $    146,458
                                                                                            ==================
      Less amounts representing interest...............................            7,683
                                                                         ------------------
      Present value of minimum lease payments..........................     $      4,229
                                                                         ==================

8.    Long-Term Debt

Long-term debt, including capitalized lease obligations, is comprised of the following (in thousands):

                                                                           December 31,      December 26,
                                                                               2000              1999
                                                                         ----------------  ------------------
     Unsecured senior term loan; interest at LIBOR plus 2.25%
         or prime rate plus 1.25%, with semi-annual principal
         payments; due March 2006......................................      $   83,801       $    84,661
     Unsecured  revolving  credit  facility;  interest  at LIBOR  plus
         1.125% or prime rate plus 0.125%; due March 2003..............           3,000            18,000
     Capitalized lease obligations.....................................           4,229             4,197
     Other.............................................................             325             1,242
                                                                         ----------------  ------------------
     Total long-term debt..............................................          91,355           108,100
     Less current portion of long-term debt............................             894             1,807
                                                                         ----------------  ------------------
     Long-term debt - less current portion.............................     $    90,461       $   106,293
                                                                         ================  ==================

On March 30, 1998, we entered into a bank credit agreement that provided for $225,000,000 in senior secured credit facilities. This credit agreement consisted of an eight-year senior secured term loan of $125,000,000 and a five-year secured working capital facility of $100,000,000. We also entered into a five-year letter of credit facility of $5,000,000 with another bank. In the third quarter of 1999, we entered into a one-year renewable $10,000,000 unsecured line of credit facility, of which $5,000,000 may only be used for letters of credit. In October 2000, the $10,000,000 unsecured credit facility was increased to $12,000,000, of which $7,000,000 may only be used for letters of credit.

In connection with the sale of the Rio Bravo Cantina and specialty restaurants, we repaid $31,000,000 of the senior term loan during the second quarter of 1999. In the fourth quarter of 1999, we also repaid $7,600,000 of the senior term loan and $13,500,000 of borrowings under the working capital facility in connection with the sale of the Philadelphia market. Our working capital facility was reduced from $100,000,000 to $86,500,000 as a result of this transaction.

In connection with the early extinguishment of debt in 1998, we paid a prepayment penalty of $930,000. The prepayment penalty plus the remaining unamortized portion of the related deferred financing costs of $91,000 is reflected as an extraordinary loss of $641,000, net of income taxes of $380,000, in the accompanying consolidated statement of earnings for 1998.

In February 1999, we purchased the buildings and related land and equipment underlying three capital leases for a total of $4,725,000 from Apple South. As a result, $5,052,000 of the capitalized lease obligations were retired in 1999. In addition, as a result of the sale of the Philadelphia market in December 1999, capitalized lease obligations decreased by $480,000.

As of December 31, 2000, $3,000,000 was outstanding under the $86,500,000 working capital facility and standby letters of credit totaling $4,511,000 were outstanding under the letter of credit facilities.

The senior term loan bears interest at either the bank's prime rate plus 1.25% or LIBOR plus 2.25%, at our option. Under the senior term loan, we are required to make semi-annual principal payments aggregating $860,000 per year for each year through March 31, 2005. The remaining balance of $79,934,000 will be due in two equal amounts through March 31, 2006. The working capital facility bears interest at either the bank's prime rate plus 0.125% or LIBOR plus 1.125%, at our option. A commitment fee of 0.25% is payable on any unused portion of the working capital facility. The interest rate on the working capital facility and the commitment fee are subject to change based upon our leverage ratio.

In connection with the bank credit agreement, we have entered into interest rate swap agreements to manage our exposure to interest rate fluctuations. The agreements were effective beginning May 1, 1998, and have maturity dates ranging from four to seven years and were for an aggregate notional amount of $100,000,000. We terminated $25,000,000 of the swap agreements in 1999. The termination of the swap agreements did not have a material impact on our results of operations. The swap agreements effectively fix the underlying three-month LIBOR interest rate on $75,000,000 of the senior credit facilities to rates ranging from 5.91% to 6.05%. As of December 31, 2000, the fair value of these swaps was a net payable of $400,000. The fair value represents the estimated amount that we would receive or pay to terminate the agreements taking into account current interest rates.

The senior term loan and the working capital facility are secured by the common stock of each of our present and future subsidiaries and all of our intercompany debt and that of our subsidiaries. In addition, the senior term loan and the working capital facility are subject to various covenants and restrictions. We are required to maintain stipulated fixed charge, interest coverage and leverage ratios, as defined. We are also limited in the amount of additional indebtedness and capital expenditures in excess of specified amounts. Cash dividends were limited to $5,000,000 through fiscal year 1999. The credit agreement originally permitted up to $50,000,000 to be utilized for repurchases of our common stock. In February 1999, the credit agreement was amended to permit additional repurchases of common stock of up to $100,000,000 and to allow annual cash dividends of the greater of $5,000,000 or 50% of consolidated net income beginning in fiscal year 2000. In April 2000, the credit agreement was amended to permit additional repurchases of common stock of up to $50,000,000 through December 31, 2001. We are currently in compliance with the covenants contained in our credit agreement.

Maturities of long-term debt, including capitalized lease obligations, for each of the five fiscal years subsequent to December 31, 2000, ending during the years indicated, are as follows (in thousands):

     2001....................................       $       894
     2002....................................               902
     2003....................................             4,237
     2004....................................               929
     2005....................................            40,494

9.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following (in thousands):

                                                                           December 31,        December 26,
                                                                               2000                1999
                                                                         ------------------  -----------------
      Compensation and related taxes....................................    $     16,824        $     16,647
      Gift certificates.................................................          15,488              12,714
      Sales and use taxes...............................................           4,187               3,109
      Insurance.........................................................           8,445               7,675
      Rent..............................................................           3,609               3,019
      Other.............................................................          13,958              11,798
                                                                         ------------------  -----------------
                                                                            $     62,511        $     54,962
                                                                         ==================  =================

10.   Income Taxes

We along with our subsidiaries file a consolidated federal income tax return. The income tax provision consists of the following (in thousands):

                                                                    2000             1999            1998
                                                               ---------------  --------------- ----------------
    Current provision:
        Federal............................................     $    31,289      $   27,019      $   25,803
        State..............................................           5,370           4,762           4,442
    Deferred provision (benefit)...........................             118            (244)           (492)
                                                               ---------------  --------------- ----------------
    Income taxes...........................................     $    36,777      $   31,537      $   29,753
                                                               ===============  =============== ================

The deferred income tax provision is comprised of the following (in thousands):

                                                                    2000             1999            1998
                                                               ---------------  --------------- ----------------
    Depreciation...........................................     $    1,311       $    1,635      $      793
    Other..................................................         (1,193)          (1,879)         (1,285)
                                                               ---------------  --------------- ----------------
    Deferred income tax provision (benefit)................            118             (244)           (492)
    Deferred income taxes related to change in
        unrealized gain on investments.....................             (6)             (38)             10
                                                               ---------------  --------------- ----------------
    Net change in deferred income taxes....................     $      112       $     (282)     $     (482)
                                                               ===============  =============== ================

A reconciliation between the income tax provision and the expected tax determined by applying the statutory federal income tax rates to earnings before income taxes follows (in thousands):

                                                                    2000             1999            1998
                                                               ---------------  --------------- ----------------
    Federal income tax at statutory rates..................     $   34,978       $   30,007      $   28,143
    Increase (decrease) to income tax expense:
        State income taxes, net of federal benefit.........          3,502            3,043           2,951
        FICA tip tax credit................................         (2,207)          (2,195)         (2,124)
        Other..............................................            504              682             783
                                                               ---------------  --------------- ----------------
    Income taxes...........................................     $   36,777       $   31,537      $   29,753
                                                               ===============  =============== ================

The net current deferred income tax asset amounts are included in "prepaid and other current assets" in the accompanying consolidated balance sheets. The significant components of deferred income tax assets and liabilities and the related balance sheet classifications are as follows (in thousands):



                                                                           December 31,         December 26,
                                                                               2000                 1999
                                                                         -----------------    ------------------
    Classified as current:
        Allowance for bad debts.....................................        $     1,155          $       896
        Accrued expenses............................................              1,955                1,171
        Other, net..................................................              1,712                1,393
                                                                         -----------------    ------------------
        Net deferred income tax asset...............................        $     4,822          $     3,460
                                                                         =================    ==================


    Classified as non-current:
        Depreciation................................................        $    (5,525)         $    (4,214)
        Franchise deposits..........................................                587                  649
        Other, net..................................................                841                  942
                                                                         -----------------    ------------------
        Net deferred income tax liability...........................        $    (4,097)         $    (2,623)
                                                                         =================    ==================

11.   Commitments and Contingencies

Litigation, claims and disputes: As of December 31, 2000, we were using assets owned by a former franchisee in the operation of one restaurant. That restaurant remains under a purchase rights agreement that required us to make certain payments to the franchisee's lender. In 1991, a dispute arose between the lender and us over the amount of the payments due the lender under that agreement and over whether we had agreed to guarantee the franchisee's debt. Based upon a then-current independent appraisal, we offered to settle the dispute and purchase the assets of the three then-existing restaurants for $1,000,000 in 1991. In November 1992, the FDIC declared the lender insolvent, and the lender has since been liquidated. We closed one of the three restaurants in 1994 and one of the two remaining restaurants in February 1996. In the fourth quarter of 1996, we received information indicating that a third party had acquired the franchisee's indebtedness to the FDIC. In June 1997, the third party filed a lawsuit against us seeking approximately $3,800,000. In April 1999, the district court awarded a summary judgment of $3,833,000 to the third party. In June 2000, the court of appeals reversed the summary judgment and remanded the case to the district court for further action. The third party has appealed the court's decision. As of December 31, 2000, we believe we have recorded adequate reserves for this matter.

In addition, we are involved in various legal actions arising in the normal course of business. These matters include disputes with certain international franchisees regarding disclosures we allegedly made or omitted. We have also filed claims against these franchisees for amounts due. These matters are in the early stages of assessment; however, we believe that we have meritorious defenses to the allegations of the franchisees and will vigorously defend these claims.

While the resolution of the matters described above may have an impact on the financial results for the period in which they are resolved, we believe that the ultimate disposition of these matters will not, in the aggregate, have a material adverse effect upon our business or consolidated financial position.

Franchise financing: In 1992, we entered into an agreement with a financing source to provide up to $75,000,000 of financing to our franchisees to fund development of new franchise restaurants. We provided a limited guaranty of loans made under the agreement. Our maximum recourse obligation for each long-term loan is 10% of the amount funded, and this is gradually reduced beginning in the second year of each loan. After the seventh year of each loan, it decreases to zero. Approximately $49,000,000 was funded through this financing source. Of this, approximately $3,000,000 was outstanding as of December 31, 2000. This agreement expired on December 31, 1994 and was not renewed.

Lease guaranties: In connection with the sale of restaurants to franchisees and other parties, we have, in certain cases, remained contingently liable for the remaining lease payments. As of December 31, 2000, the aggregate amount of these lease payments totaled approximately $30,400,000. The buyers have indemnified us from any losses related to these guaranties.

Philadelphia divestiture: In connection with the sale of the Philadelphia restaurants, we provided a guarantee to a franchise group totaling $1,250,000. As of December 31, 2000, $841,000 remains outstanding.

Severance agreements: We have severance and employment agreements with certain officers providing for severance payments to be made in the event the employee resigns or is terminated related to a change in control. The agreements define the circumstances which will constitute a change in control. If the severance payments had been due as of December 31, 2000, we would have been required to make payments totaling approximately $5,900,000.

 In addition, we have severance and employment agreements with certain officers which contain severance provisions not related to a change in control. Those provisions would have required aggregate payments of approximately $4,200,000 if such officers had been terminated as of December 31, 2000.

12.   Stockholders' Equity

On September 7, 1994, our Board of Directors adopted a Shareholder Rights Plan (the "Rights Plan") and declared a dividend, issued on September 19, 1994, of one Right for each outstanding share of our Common Stock (the "Common Shares"). Stockholders may exercise their Rights if any person or group acquires more than 15% of the outstanding Common Shares or makes a tender offer for more than 15% of our outstanding Common Shares unless the person or group has acquired the shares or made the tender offer as part of a Qualifying Offer (as defined). If such an event occurred, each Right entitles its holder to purchase for $75 the economic equivalent of Common Shares, or in certain circumstances, stock of the acquiring entity, worth twice as much. This is true for all stockholders except the acquiror. The Rights will expire on September 7, 2004 unless we redeem them earlier. If we redeem the Rights before stockholders can exercise them, we will pay $0.01 per Right.

During 1998, 1999 and 2000, our Board of Directors approved four plans to repurchase up to $207,500,000 of our common stock, subject to market conditions. We repurchased 2,431,000 shares of our common stock at an aggregate cost of $49,332,000 in 1998, 3,332,000 shares of our common stock at an aggregate cost of $102,959,000 in 1999, and 1,773,000 shares of our common stock at an aggregate cost of $43,192,000 in 2000 for a total of 7,536,000 shares of our common stock at an aggregate cost of $195,483,000 under these authorizations. Subsequent to December 31, 2000, we completed all previously authorized stock repurchase programs. In February 2001, our Board of Directors authorized an additional repurchase of up to $55,000,000 of our common stock through 2001, subject to market conditions and applicable restrictions imposed by our credit agreement.

13.      Employee Benefit Plans

Employee stock option plans: During 1989, our Board of Directors approved the 1989 Employee Stock Option Plan (the "1989 Plan") which provided for the grant of both qualified and nonqualified options as determined by a committee appointed by the Board of Directors. At the 1995 Annual Meeting of Stockholders, the 1989 Employee Stock Option Plan was terminated, and the 1995 Equity Incentive Plan (the "1995 Plan") was approved. The termination of the 1989 Stock Option Plan did not affect existing options which were outstanding when the plan was terminated.

Options under the 1989 Plan were granted for a term of three to ten years and were generally exercisable one year from date of grant. The 1995 Plan allows the committee to grant stock options, stock appreciation rights, restricted stock awards, performance unit awards and performance share awards (collectively, "Awards") to eligible participants. The 1995 Plan authorizes the committee to issue up to 3,600,000 shares. Options granted under the 1995 Plan during 1995 have a term of five to ten years and are generally exercisable three years from date of grant. Options granted under the 1995 Plan during 1996 through 1998 have a term of ten years and are generally 50% exercisable three years from date of grant, 25% exercisable four years from date of grant, and 25% exercisable five years from date of grant. Options granted under the 1995 Plan during 1999 and 2000 have a term of ten years and are generally exercisable three years from the date of grant. Subject to the terms of the 1995 Plan, the committee has the sole discretion to determine the employees to whom it grants Awards, the size and types of the Awards, and the terms and conditions of the Awards.

During 1999, our Board of Directors approved the 1999 Employee Incentive Plan (the "1999 Plan") which allows the committee to grant nonqualified stock options, stock appreciation rights, restricted stock, performance units and performance shares to eligible participants. The 1999 Plan authorizes the committee to issue up to 333,000 shares. Options granted under the 1999 Plan have a term of ten years and are generally exercisable three years from the date of grant. Under all three plans, the option price for both qualified and nonqualified options cannot be less than the fair market value of our common stock on the date the committee grants the options.

All three plans permit the committee to grant performance shares. Performance shares represent rights to receive our common stock based upon certain performance criteria. In 1999 and 2000, the committee granted performance shares which have a one-year and a three-year performance period. We recorded compensation expense of $2,048,000 in 1999 and $915,000 in 2000 related to these grants. These amounts were based on the market price of our common stock at the end of each fiscal year.

We account for all three plans in accordance with APB Opinion No. 25 which requires us to recognize compensation cost based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. Under this method, we have recognized no compensation cost for stock option awards.

If we had determined compensation cost for our stock-based compensation plans based on the fair value as prescribed by SFAS No. 123 (see Note 2), our net earnings and net earnings per common share would have been reduced to the pro forma amounts indicated below. All amounts are expressed in thousands, except per share amounts.



                                                                         2000              1999             1998
                                                                    ---------------   ---------------   --------------
        Net earnings, as reported................................    $    63,161       $    54,198       $   50,015
        Net earnings, pro forma..................................    $    60,422       $    50,880       $   48,205

        Basic net earnings per common share, as reported.........    $      2.42       $      1.91       $     1.65
        Basic net earnings per common share, pro forma...........    $      2.31       $      1.79       $     1.59

        Diluted net earnings per common share, as reported.......    $      2.40       $      1.89       $     1.65
        Diluted net earnings per common share, pro forma.........    $      2.30       $      1.78       $     1.59

The weighted average fair value at date of grant for options granted during 2000, 1999 and 1998 was $12.67, $13.69 and $10.68 per share, respectively, which, for the purposes of this disclosure, is assumed to be amortized over the respective vesting period of the grants. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998: dividend yield of 0.3% for all years; expected volatility of 46.8%, 48.4% and 51.7%, respectively; risk-free interest rate of 5.1%, 6.4% and 4.7%, respectively; and expected lives of 4.9, 4.9 and 5.5 years, respectively.

Transactions relative to all three plans are as follows:



                                              1999 Plan                     1995 Plan                    1989 Plan
                                     ----------------------------- ----------------------------- ---------------------------
                                                      Weighted                      Weighted                     Weighted
                                                       Average                       Average                     Average
                                       Number of      Exercise       Number of      Exercise      Number of      Exercise
                                        Options         Price         Options         Price        Options        Price
                                     -------------- -------------- -------------- -------------- ------------- -------------
  Options outstanding at
      December 28, 1997............         --            --         1,741,099         $ 27.72      640,012         $14.17
         Granted..................          --            --           466,498         $ 21.38           --             --
         Exercised.................         --            --                --         --          (340,351)        $13.94
         Canceled..................         --            --          (382,999)        $ 27.45      (15,249)        $20.53
                                     --------------                --------------                -------------
  Options outstanding at
      December 27, 1998............         --             --        1,824,598         $ 26.15      284,412         $14.11
         Granted..................      83,000         $28.85          379,400         $ 28.24           --             --
         Exercised.................         --             --         (154,639)        $ 26.14     (150,685)        $13.15
         Canceled..................         --             --          (31,142)        $ 24.71         (227)        $ 7.48
                                     -------------                 --------------                -------------
  Options outstanding at
      December 26, 1999............     83,000         $28.85        2,018,217         $ 26.58      133,500         $15.20
         Granted..................     109,000         $27.50          357,500         $ 28.00           --             --
         Exercised.................         --             --         (206,796)        $ 26.51      (23,900)        $19.05
         Canceled..................    (24,500)        $28.23         (224,665)        $ 25.70           --             --
                                     --------------                --------------                -------------
  Options outstanding at
      December 31, 2000............    167,500         $28.06        1,944,256         $ 26.93      109,600         $14.37
                                     ==============                ==============                =============
  Options exercisable at
      December 31, 2000............         --             --          914,233         $ 27.85      109,600         $14.37
                                     ==============                                              =============
  Options available for grant at
      December 31, 2000............    165,500                       1,151,606                           --


The following table summarizes information relating to fixed-priced stock options outstanding for all three plans at December 31, 2000:

                                                  Options Outstanding                       Options Exercisable
                                    ------------------------------------------------  --------------------------------
                                                        Average         Weighted
                                       Weighted        Remaining         Average                         Weighted
                                        Number        Contractual       Exercise          Number          Average
        Range of Exercise Prices     Outstanding          Life            Price        Exercisable      Exercise Price
       ---------------------------  ---------------  ---------------  --------------  ---------------  ---------------
       1989 Plan:
         $   3.02    to $   3.03           2,500        0.6 years         $   3.02           2,500         $   3.02
         $  13.42    to $  14.38          97,100        3.3 years         $  13.88          97,100         $  13.88
         $  21.87    to $  21.88          10,000        4.3 years         $  21.88          10,000         $  21.88
                                    ---------------                                   ---------------
         $   3.02    to $  21.88         109,600        3.3 years         $  14.37         109,600         $  14.37
                                    ===============                                   ===============

        1995 Plan:
         $  18.81    to $  23.50         266,000        7.6 years         $  20.66          14,250         $  22.97
         $  24.69    to $  26.69         168,614        7.1 years         $  25.13          86,874         $  25.15
         $  27.69    to $  29.25       1,473,642        6.6 years         $  28.13         810,009         $  28.21
         $  31.31    to $  33.53          36,000        9.2 years         $  32.58           3,100         $  31.31
                                    ---------------                                   ---------------
         $  18.81    to $  33.53       1,944,256        6.8 years         $  26.93         914,233         $  27.85
                                    ===============                                   ===============

        1999 Plan:
         $  22.19    to $  25.06          10,500        9.5 years         $  23.34              --               --
         $  27.69    to $  33.00         157,000        8.8 years         $  28.38              --               --
                                    ---------------                                   ---------------
         $  22.19    to $  33.00         167,500        8.8 years         $  28.06              --               --
                                    ===============                                   ===============

Restricted stock awards: During 1998 and 1999, the committee granted restricted stock awards to certain officers and key employees. These awards vest evenly over a three-year period. We recorded unearned compensation for the market value of the stock at the date of grant, and we showed this as a reduction to stockholders' equity in the accompanying consolidated balance sheet. We are amortizing unearned compensation ratably to expense over the vesting period. Accordingly, we recognized compensation expense of $281,000, $388,000 and $350,000 in 1998, 1999 and 2000, respectively.

Employee retirement plans: During 1992, we established a profit sharing plan and trust in accordance with Section 401(k) of the Internal Revenue Code. Prior to 1997, we matched 25% of employee contributions, but could not exceed 2% of the employee's total annual compensation. Our contributions vested at the rate of 20% each year beginning after the employee's second year of service. We adopted amendments to the 401(k) plan which were effective beginning in 1997. We increased our matching contributions to 35% of employee contributions in 1997 and to 50% of employee contributions in subsequent years, but our contributions could not exceed 2.8% of an employee's total annual compensation in 1997 or 4.0% of an employee's compensation in subsequent years. Beginning in 1997, we made our contributions in shares of our common stock. Our contributions now vest at the rate of 60% after the employee's third year of service, 80% after four years of service and 100% after five years of service. Our 401(k) plan authorizes the issuance of up to 50,000 shares. During 1994, we established a non-qualified defined contribution retirement plan for key employees. Our contributions under both plans were $1,170,000 in 2000, $965,000 in 1999, and $945,000 in 1998.

Employee stock purchase plan: During 1996, we established an employee stock purchase plan in accordance with Section 423 of the Internal Revenue Code. The plan was approved at the 1997 Annual Meeting of Stockholders. The plan allows employees to purchase shares of our common stock at a 10% discount through payroll deductions. The number of common shares authorized pursuant to the plan is 200,000. Employees purchased 46,487 shares under this plan during 2000, 44,299 shares during 1999, and 46,204 shares during 1998.

Employee stock ownership plan: Our Board of Directors approved an employee stock ownership plan in January 1997. We contribute to this plan completely at our discretion. Our contributions are made in shares of our common stock. Our contributions to the plan were $200,000 for 2000 and $400,000 for 1999 and 1998.

14.   Related Party Transactions

We lease a restaurant site from a corporation owned by certain current and former stockholders, directors and officers of Applebee's. The lease has a term of 20 years with two renewal options. The lease provides for rentals in an amount equal to approximately 7% of gross sales of the restaurants. During 1995, we entered into an agreement with this party to lease additional parking space at the same site. Rents incurred under both leases totaled $156,000 for 2000, $158,000 for 1999, and $148,000 for 1998. We included these costs in direct and occupancy costs in the consolidated statements of earnings.

In March 1998, we entered into an agreement to purchase a tract of land for $290,000 from an entity in which our former Chairman has a one-third ownership interest. We purchased the land for future restaurant development. The price we paid was less than the property's appraised value at the date of purchase.

In February 1999, we entered into an agreement to sell our four specialty restaurants to an entity owned by our former Chairman and certain members of his family (see Note 4). In addition, the same entity became one of our franchisees by purchasing seven existing Applebee's restaurants from another franchisee.

We have a policy which allows us to loan executives money to be used to invest in our stock. We have also established guidelines which require executives to own certain amounts of our stock. In furtherance of these policies, we had loans of $967,000 outstanding to four officers at December 31, 2000 and $455,000 outstanding to three officers at December 26, 1999. These loans had interest rates ranging from 4.7% to 6.2% and are collateralized by the stock. These loans are reflected as a reduction to additional paid-in capital in our consolidated balance sheets.

We have pricing contracts with a publicly-held company that employed an individual who was appointed to our Board of Directors in December 1999. During 2000, we paid approximately $576,000 to this company.

15.   Quarterly Results of Operations (Unaudited)

The following presents the unaudited consolidated quarterly results of operations for 2000 and 1999. All amounts, except per share amounts, are expressed in thousands. During the first quarter of 1999, we recognized a loss of $9,000,000 relating to the sale of the Rio Bravo Cantina and specialty restaurants. During the fourth quarter of 1999, we recognized a gain of $4,193,000 relating to the sale of the Philadelphia restaurants.

                                                                                   2000
                                                      ---------------------------------------------------------------
                                                                           Fiscal Quarter Ended
                                                      ---------------------------------------------------------------
                                                        March 26,        June 25,       September 24,    December 31,
                                                          2000             2000             2000             2000
                                                      -------------    -------------    -------------   -------------
Revenues:
     Company restaurant sales.......................    $145,451         $147,909         $151,038        $161,016
     Franchise income...............................      19,799           20,736           21,252          22,951
                                                      -------------    -------------    -------------   -------------
        Total operating revenues....................     165,250          168,645          172,290         183,967
                                                      -------------    -------------    -------------   -------------
Cost of company restaurant sales:

     Food and beverage..............................      40,058           39,323           41,408          45,225
     Labor..........................................      46,168           46,954           47,703          50,577
     Direct and occupancy...........................      35,660           36,095           38,005          41,851
     Pre-opening expense............................         296              213              322             828
                                                      -------------    -------------    -------------   -------------
        Total cost of company restaurant sales......     122,182          122,585          127,438         138,481
                                                      -------------    -------------    -------------   -------------
General and administrative expenses.................      16,007           16,338           16,224          16,491
Amortization of intangible assets...................       1,451            1,455            1,460           1,568
Loss on disposition of restaurants and equipment....         353              322              231             359
                                                      -------------    -------------    -------------   -------------
Operating earnings..................................      25,257           27,945           26,937          27,068
                                                      -------------    -------------    -------------   -------------
Other income (expense):
     Investment income..............................         349              367              389             379
     Interest expense...............................      (2,364)          (2,267)          (2,225)         (2,448)
     Other income (expense).........................         118              303              (79)            209
                                                      -------------    -------------    -------------   -------------
        Total other expense.........................      (1,897)          (1,597)          (1,915)         (1,860)
                                                      -------------    -------------    -------------   -------------
Earnings before income taxes........................      23,360           26,348           25,022          25,208
Income taxes........................................       8,597            9,696            9,208           9,276
                                                      -------------    -------------    -------------   -------------
Net earnings........................................    $ 14,763         $ 16,652         $ 15,814        $ 15,932
                                                      =============    =============    =============   =============

Basic net earnings per common share.................    $   0.55         $   0.62         $   0.61        $   0.63
                                                      =============    =============    =============   =============

Diluted net earnings per common share...............    $   0.55         $   0.62         $   0.60        $   0.63
                                                      =============    =============    =============   =============

Basic weighted average shares outstanding...........      26,670           26,690           26,098          25,221
                                                      =============    =============    =============   =============
Diluted weighted average shares outstanding.........      26,788           27,033           26,187          25,384
                                                      =============    =============    =============   =============




                                                                                   1999
                                                      ---------------------------------------------------------------
                                                                           Fiscal Quarter Ended
                                                      ---------------------------------------------------------------
                                                        March 28,        June 27,       September 26,    December 26,
                                                          1999             1999             1999             1999
                                                      -------------    -------------    -------------   -------------
Revenues:
     Company restaurant sales.......................    $161,760         $145,832         $145,434        $143,728
     Franchise income...............................      17,540           18,151           18,259          18,880
                                                      -------------    -------------    -------------   -------------
        Total operating revenues....................     179,300          163,983          163,693         162,608
                                                      -------------    -------------    -------------   -------------
Cost of company restaurant sales:
     Food and beverage..............................      44,765           39,776           39,633          39,691
     Labor..........................................      51,786           45,773           45,753          45,226
     Direct and occupancy...........................      41,004           36,124           34,312          34,307
     Pre-opening expense............................         378              240              645             319
                                                      -------------    -------------    -------------   -------------
        Total cost of company restaurant sales......     137,933          121,913          120,343         119,543
                                                      -------------    -------------    -------------   -------------
General and administrative expenses.................      16,133           14,484           15,568          17,153
Amortization of intangible assets...................       1,533            1,518            1,490           1,456
(Gain) loss on disposition of restaurants and
     equipment......................................       9,288              215              213          (4,109)
                                                      -------------    -------------    -------------   -------------
Operating earnings..................................      14,413           25,853           26,079          28,565
                                                      -------------    -------------    -------------   -------------
Other income (expense):
     Investment income..............................         180              430              293             292
     Interest expense...............................      (3,055)          (2,522)          (2,444)         (2,793)
     Other income (expense).........................         168             (164)             170             270
                                                      -------------    -------------    -------------   -------------
        Total other expense.........................      (2,707)          (2,256)          (1,981)         (2,231)
                                                      -------------    -------------    -------------   -------------
Earnings before income taxes........................      11,706           23,597           24,098          26,334
Income taxes........................................       4,331            8,731            8,916           9,559
                                                      -------------    -------------    -------------   -------------
Net earnings........................................    $  7,375         $ 14,866         $ 15,182        $ 16,775
                                                      =============    =============    =============   =============

Basic net earnings per common share.................    $   0.25         $   0.51         $   0.54        $   0.62
                                                      =============    =============    =============   =============

Diluted net earnings per common share...............    $   0.25         $   0.51         $   0.53        $   0.62
                                                      =============    =============    =============   =============

Basic weighted average shares outstanding...........      29,526           29,070           28,100          26,919
                                                      =============    =============    =============   =============
Diluted weighted average shares outstanding.........      29,648           29,245           28,454          27,233
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

      10.6 Schedule of Applebee's Development and Franchise Agreements as of December 31, 2000.

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

                 Management Contracts and Compensatory Plans or Arrangements

      10.9 1995 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.11 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 26, 1999 and
                 Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2000).

     10.10       Employee Stock Purchase Plan, as amended.

     10.11 1999 Management and Executive Incentive Plan (incorporated by reference to Exhibit 10.13 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 26, 1999).

     10.12       Nonqualified Deferred Compensation Plan.

     10.13       1999  Employee  Incentive  Plan  (incorporated  by reference to
                 Exhibit 10.14 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 26, 1999).

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

     10.17       Form of Indemnification Agreement (incorporated by reference to
                 Exhibit 10.29 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 25, 1994).

     10.18       Schedule of parties to Indemnification Agreement.

     10.19 Previous Form of Change in Control Agreement (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 1998) and schedule of parties thereto.

   Exhibit
    Number                           Description of Exhibit
---------------  ---------------------------------------------------------------

     10.20 New Form of Change in Control Agreement (incorporated by reference to Exhibit 10.23 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 27, 1998) and schedule of parties thereto.

        21       Subsidiaries of Applebee's International, Inc.

      23.1       Consent of Deloitte & Touche LLP.

        24       Power of Attorney (see page 28 of the Form 10-K).