Form 10-Q
period 2001-04-01
APPLEBEES INTERNATIONAL INC
filed 2001-05-03
CIK 853665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           April 1, 2001
                               ----------------------------------

                                       OR

[    ]   TRANSITION REPORT  PURSUANT TO  SECTION 13 OR  15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

Commission File Number:    000-17962
                       ----------------


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
               (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                      ------   ------

The number of shares of the registrant's common stock outstanding as of April 27, 2001 was 24,608,377.

                         APPLEBEE'S INTERNATIONAL, INC.
                                    FORM 10-Q
                       FISCAL QUARTER ENDED APRIL 1, 2001
                                      INDEX


                                                                                                               Page

Part I              Financial Information

Item 1.             Consolidated Financial Statements:

                    Consolidated Balance Sheets as of April 1, 2001
                       and December 31, 2000................................................................      3

                    Consolidated Statements of Earnings for the 13 Weeks
                       Ended April 1, 2001 and March 26, 2000...............................................      4

                    Consolidated Statement of Stockholders' Equity for the
                       13 Weeks Ended April 1, 2001.........................................................      5

                    Consolidated Statements of Cash Flows for the 13 Weeks
                       Ended April 1, 2001 and March 26, 2000 ..............................................      6

                    Notes to Consolidated Financial Statements..............................................      8

Item 2.             Management's Discussion and Analysis of
                       Financial Condition and Results of Operations........................................     11



Part II             Other Information

Item 1.             Legal Proceedings.......................................................................     17

Item 6.             Exhibits and Reports on Form 8-K........................................................     18


Signatures .................................................................................................     19

Exhibit Index...............................................................................................     20


                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      (in thousands, except share amounts)


                                                                                         April 1,         December 31,
                                                                                           2001               2000
                                                                                      --------------     -------------
                                     ASSETS
Current assets:
     Cash and cash equivalents.......................................................  $   10,674         $   10,763
     Short-term investments, at market value (amortized cost of $1,200 in 2001 and
        $1,250 in 2000)..............................................................       1,254              1,312
     Receivables (less allowance for bad debts of $3,587 in 2001 and $3,137 in 2000)       25,328             22,101
     Inventories.....................................................................      13,016             12,616
     Prepaid and other current assets................................................       6,446              6,389
                                                                                      --------------     -------------
        Total current assets.........................................................      56,718             53,181
Property and equipment, net..........................................................     312,688            314,216
Goodwill, net........................................................................      81,940             83,265
Franchise interest and rights, net...................................................       2,824              2,949
Other assets.........................................................................      18,588             18,096
                                                                                      --------------     -------------
                                                                                       $  472,758         $  471,707
                                                                                      ==============     =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt...............................................  $      896         $      894
     Accounts payable................................................................      24,401             26,556
     Accrued expenses and other current liabilities..................................      54,602             62,511
     Accrued dividends...............................................................          --              2,774
     Accrued income taxes............................................................      10,422              1,100
                                                                                      --------------     -------------
        Total current liabilities....................................................      90,321             93,835
                                                                                      --------------     -------------
Non-current liabilities:
     Long-term debt - less current portion...........................................     105,466             90,461
     Deferred income taxes...........................................................       2,425              4,097
     Other non-current liabilities...................................................       3,538              1,596
                                                                                      --------------     -------------
        Total non-current liabilities................................................     111,429             96,154
                                                                                      --------------     -------------
        Total liabilities............................................................     201,750            189,989
                                                                                      --------------     -------------
Commitments and contingencies (Note 2)
Stockholders' equity:
     Preferred stock - par value $0.01 per share:  authorized - 1,000,000 shares;
        no shares issued.............................................................          --                 --
     Common stock - par value $0.01 per share:  authorized - 125,000,000 shares;
        issued - 32,150,360 shares...................................................         321                321
     Additional paid-in capital......................................................     173,503            172,037
     Retained earnings...............................................................     310,714            293,933
     Accumulated other comprehensive income (loss), net of income taxes..............      (1,274)                39
                                                                                      --------------     -------------
                                                                                          483,264            466,330
     Treasury stock - 7,717,039 shares in 2001 and 6,930,530 shares in 2000, at cost.    (212,256)          (184,612)
                                                                                      --------------     -------------
        Total stockholders' equity...................................................     271,008            281,718
                                                                                      --------------     -------------
                                                                                       $  472,758         $  471,707
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


                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                    (in thousands, except per share amounts)


                                                                                 13 Weeks Ended
                                                                         -------------------------------
                                                                           April 1,          March 26,
                                                                             2001               2000
                                                                         -------------     -------------
       Revenues:
            Company restaurant sales................................       $ 160,143         $ 145,451
            Franchise income........................................          22,234            19,799
                                                                         -------------     -------------
               Total operating revenues.............................         182,377           165,250
                                                                         -------------     -------------
       Cost of company restaurant sales:
            Food and beverage.......................................          43,305            40,058
            Labor...................................................          50,900            46,168
            Direct and occupancy....................................          40,759            35,660
            Pre-opening expense.....................................             135               296
                                                                         -------------     -------------
               Total cost of company restaurant sales...............         135,099           122,182
                                                                         -------------     -------------
       General and administrative expenses..........................          17,166            16,007
       Amortization of intangible assets............................           1,463             1,451
       Loss on disposition of restaurants and equipment.............             187               353
                                                                         -------------     -------------
       Operating earnings...........................................          28,462            25,257
                                                                         -------------     -------------
       Other income (expense):
            Investment income.......................................             357               349
            Interest expense........................................          (2,357)           (2,364)
            Other income............................................              90               118
                                                                         -------------     -------------
               Total other expense..................................          (1,910)           (1,897)
                                                                         -------------     -------------
       Earnings before income taxes.................................          26,552            23,360
       Income taxes.................................................           9,771             8,597
                                                                         -------------     -------------
       Net earnings.................................................       $  16,781         $  14,763
                                                                         =============     =============

       Basic net earnings per common share..........................       $    0.68         $    0.55
                                                                         =============     =============
       Diluted net earnings per common share........................       $    0.67         $    0.55
                                                                         =============     =============

       Basic weighted average shares outstanding....................          24,744            26,670
                                                                         =============     =============
       Diluted weighted average shares outstanding..................          25,085            26,788
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


                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                      (in thousands, except share amounts)



                                                                                         Accumulated
                                          Common Stock         Additional                   Other                        Total
                                    -------------------------   Paid-In      Retained   Comprehensive   Treasury    Stockholders'
                                       Shares       Amount      Capital      Earnings   Income (Loss)    Stock          Equity
                                    -------------- ---------- ------------ ------------ ------------- ------------ ---------------

Balance, December 31, 2000........    32,150,360     $ 321     $ 172,037    $ 293,933     $     39     $(184,612)     $ 281,718

   Comprehensive income:
     Net earnings.................         --          --           --         16,781           --           --          16,781
     Change in unrealized gain on
       short-term investments,
       net of income taxes........         --          --           --           --             (5)          --              (5)
     Fair value of financial
      instruments, net of income
      taxes.......................         --          --           --           --         (1,308)          --          (1,308)

                                    -------------- ---------- ------------ ------------ ------------- ------------ ---------------
   Total comprehensive income.....         --          --           --         16,781       (1,313)          --          15,468
                                    -------------- ---------- ------------ ------------ ------------- ------------ ---------------
   Purchases of treasury stock....         --          --           --           --             --       (29,525)       (29,525)
   Stock options exercised and
     related tax benefit..........         --          --            693         --             --         1,103          1,796
   Shares issued under employee
     stock and 401(k) plans.......         --          --            526         --             --           712          1,238
   Restricted stock shares awarded
     under equity incentive plan,
     net of cancellations.........         --          --            (66)        --             --            66            --
   Unearned compensation relating
     to restricted shares.........         --          --             83         --             --           --              83
   Notes receivable from officers
     for stock sales..............         --          --            230         --             --           --             230
                                    -------------- ---------- ------------ ------------ ------------- ------------ ---------------

Balance, April 1, 2001............    32,150,360     $ 321     $ 173,503    $ 310,714     $ (1,274)    $(212,256)     $ 271,008
                                    ============== ========== ============ ============ ============= ============ ===============




                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                                                            13 Weeks Ended
                                                                                    --------------------------------
                                                                                       April 1,          March 26,
                                                                                         2001              2000
                                                                                    --------------     -------------
       CASH FLOWS FROM OPERATING ACTIVITIES:
            Net earnings.......................................................       $  16,781          $  14,763
            Adjustments to reconcile net earnings to net
               cash provided by operating activities:
               Depreciation and amortization...................................           7,781              7,240
               Amortization of intangible assets...............................           1,463              1,451
               Amortization of deferred financing costs........................             180                174
               Deferred income tax provision (benefit).........................          (1,657)               148
               Loss on disposition of restaurants and equipment................             187                353
            Changes in assets and liabilities:
               Receivables.....................................................          (3,227)            (2,865)
               Inventories.....................................................            (400)               860
               Prepaid and other current assets................................             691                (95)
               Accounts payable................................................          (2,155)             2,100
               Accrued expenses and other current liabilities..................          (6,882)            (1,531)
               Accrued income taxes............................................           9,322              6,253
               Other non-current liabilities...................................            (127)               (35)
               Other...........................................................            (381)              (690)
                                                                                    --------------     -------------
               NET CASH PROVIDED BY
                  OPERATING ACTIVITIES.........................................          21,576             28,126
                                                                                    --------------     -------------
       CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchases of property and equipment................................          (6,438)            (8,896)
            Proceeds from sale of restaurants and equipment....................              14                  1
            Purchases of short-term investments................................             (49)               --
            Maturities of short-term investments...............................             100                --
                                                                                    --------------     -------------
               NET CASH USED BY INVESTING ACTIVITIES...........................          (6,373)            (8,895)
                                                                                    --------------     -------------
       CASH FLOWS FROM FINANCING ACTIVITIES:
            Purchases of treasury stock........................................         (29,525)            (4,990)
            Dividends paid.....................................................          (2,774)            (2,660)
            Issuance of common stock upon exercise of stock options............           1,796                739
            Shares sold under employee stock purchase plan.....................             211                239
            Proceeds from issuance of long-term debt...........................          15,000                --
            Payments on long-term debt.........................................             --              (8,916)
                                                                                    --------------     -------------
               NET CASH USED BY FINANCING ACTIVITIES...........................         (15,292)           (15,588)
                                                                                    --------------     -------------
       NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....................             (89)             3,643
       CASH AND CASH EQUIVALENTS, beginning of period..........................          10,763              1,427
                                                                                    --------------     -------------
       CASH AND CASH EQUIVALENTS, end of period................................       $  10,674          $   5,070
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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                   (Unaudited)
                                 (in thousands)


                                                                                           13 Weeks Ended
                                                                                 ------------------------------------
                                                                                     April 1,            March 26,
                                                                                       2001                2000
                                                                                 ----------------    ----------------

Supplemental disclosures of cash flow information:
     Cash paid during the 13 week period for:
       Income taxes........................................................         $     2,748         $     2,601
                                                                                 ================    ================
       Interest............................................................         $     2,079         $     2,102
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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Basis of Presentation

Our consolidated financial statements included in this Form 10-Q have been prepared without audit (except that the balance sheet information as of December 31, 2000 has been derived from consolidated financial statements which were audited) in accordance with the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, we believe that the disclosures are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

We believe that all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2.    Commitments and Contingencies

Litigation, claims and disputes: As of April 1, 2001, we were using assets owned by a former franchisee in the operation of one restaurant. That restaurant remains under a purchase rights agreement that required us to make certain payments to the franchisee's lender. In 1991, a dispute arose between the lender and us over the amount of the payments due the lender under that agreement and over whether we had agreed to guarantee the franchisee's debt. Based upon a then-current independent appraisal, we offered to settle the dispute and purchase the assets of the three then-existing restaurants for $1,000,000 in 1991. In November 1992, the FDIC declared the lender insolvent, and the lender has since been liquidated. We closed one of the three restaurants in 1994 and one of the two remaining restaurants in February 1996. In the fourth quarter of 1996, we received information indicating that a third party had acquired the franchisee's indebtedness to the FDIC. In June 1997, the third party filed a lawsuit against us seeking approximately $3,800,000. In April 1999, the district court awarded a summary judgment of $3,833,000 to the third party. In June 2000, the court of appeals reversed the summary judgment and remanded the case to the district court for further action. The third party appealed the court's decision but its appeal was denied. This case is currently pending in the district court. As of April 1, 2001, we believe we have recorded adequate reserves for this matter.

In addition, we are involved in various legal actions arising in the normal course of business. These matters include disputes with certain international franchisees regarding disclosures we allegedly made or omitted. We have also filed claims against these franchisees for amounts due. These matters are in the initial stages of assessment; however, we believe that we have meritorious defenses to the allegations of the franchisees and are vigorously defending these claims.

While the resolution of the matters described above may have an impact on the financial results for the period in which they are resolved, we believe that the ultimate disposition of these matters will not, in the aggregate, have a material adverse effect upon our business or consolidated financial position.

Franchise financing: In 1992, we entered into an agreement with a financing source to provide up to $75,000,000 of financing to our franchisees to fund development of new franchise restaurants. We provided a limited guaranty of loans made under the agreement. Our maximum recourse obligation for each long-term loan is 10% of the amount funded, and this is gradually reduced beginning in the second year of each loan. After the seventh year of each loan, it decreases to zero. Approximately $49,000,000 was funded through this financing source. Of this, approximately $3,000,000 was outstanding as of April 1, 2001. This agreement expired on December 31, 1994 and was not renewed.

Lease guaranties: In connection with the sale of restaurants to franchisees and other parties, we have, in certain cases, remained contingently liable for the remaining lease payments. As of April 1, 2001, the aggregate amount of these lease payments totaled approximately $29,800,000. The buyers have indemnified us from any losses related to these guaranties.

Philadelphia divestiture: In connection with the sale of the Philadelphia restaurants, we provided a guarantee to a franchise group totaling $1,250,000. As of April 1, 2001, $718,000 remains outstanding.

Severance agreements: We have severance and employment agreements with certain officers providing for severance payments to be made in the event the employee resigns or is terminated related to a change in control. The agreements define the circumstances which will constitute a change in control. If the severance payments had been due as of April 1, 2001, we would have been required to make payments totaling approximately $6,800,000. In addition, we have severance and employment agreements with certain officers which contain severance provisions not related to a change in control. Those provisions would have required aggregate payments of approximately $4,300,000 if such officers had been terminated as of April 1, 2001.

3.  Earnings Per Share

We compute basic earnings per share by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if holders of options or other contracts to issue common stock exercised or converted their holdings into common stock. Outstanding stock options represent the only dilutive effects on weighted average shares. The chart below presents a reconciliation between basic and diluted weighted average shares outstanding and the related earnings per share. All amounts in the chart except per share amounts are expressed in thousands.




                                                                               13 Weeks Ended
                                                                ----------------------------------------------
                                                                      April 1,                March 26,
                                                                        2001                    2000
                                                                ----------------------  ----------------------

      Net earnings............................................      $     16,781            $     14,763
                                                                ======================  ======================

      Basic weighted average shares outstanding...............            24,744                  26,670
      Dilutive effect of stock options........................               341                     118
                                                                ----------------------  ----------------------
      Diluted weighted average shares outstanding.............            25,085                  26,788
                                                                ======================  ======================

      Basic net earnings per common share.....................      $       0.68            $       0.55
                                                                ======================  ======================
      Diluted net earnings per common share...................      $       0.67            $       0.55
                                                                ======================  ======================

4.  New Accounting Pronouncement

Effective January 1, 2001, we adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" issued by the Financial Accounting Standards Board. SFAS No. 133, as amended by SFAS Nos. 137 and 138, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet. The statement also requires changes in the fair value of the derivative instruments to be recorded in either net earnings or other comprehensive income depending on their intended use.

We have interest rate swap agreements to manage our exposure to interest rate fluctuations. The swap agreements effectively fix the underlying three-month LIBOR interest rate on $75,000,000 of our senior credit facilities to rates ranging from 5.91% to 6.05%. The estimated fair value of these agreements at April 1, 2001 was a net payable of $2,069,000 and is included in other non-current liabilities on the accompanying balance sheets. Our interest rate swap agreements meet the criteria for hedge accounting under SFAS No. 133 and accordingly, the cumulative after-tax fair value of the interest rate hedges is included as a reduction in other comprehensive income in the first quarter of 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Our revenues are generated from two primary sources:

o   Company restaurant sales (food and beverage sales)
o   Franchise income

Franchise income consists of franchise restaurant royalties (generally 4% of each franchise restaurant's monthly gross sales) and franchise fees (which typically range from $30,000 to $35,000 for each restaurant opened). Beverage sales include sales of alcoholic beverages, while non-alcoholic beverages are included in food sales.

Certain expenses relate only to company operated restaurants. These include:

o   food and beverage costs
o   labor costs
o   direct and occupancy costs
o   pre-opening expenses

Other expenses, such as general and administrative and amortization expenses, relate to both company operated restaurants and franchise operations.

We operate on a 52 or 53 week fiscal year ending on the last Sunday in December. Our fiscal quarters ended April 1, 2001 and March 26, 2000 each contained 13 weeks and are referred to hereafter as the "2001 quarter" and the "2000 quarter", respectively.

Results of Operations

The  following  table  contains   information   derived  from  our  consolidated
statements of earnings expressed as a percentage of total operating revenues, except where otherwise noted. Percentages may not add due to rounding.

                                                                                    13 Weeks Ended
                                                                           ---------------------------------
                                                                              April 1,         March 26,
                                                                                2001              2000
                                                                           ---------------   ---------------
        Revenues:
             Company restaurant sales....................................         87.8%             88.0%
             Franchise income............................................         12.2              12.0
                                                                           ---------------   ---------------
                Total operating revenues.................................        100.0%            100.0%
                                                                           ===============   ===============
        Cost of sales (as a percentage of company restaurant sales):
             Food and beverage...........................................         27.0%             27.5%
             Labor.......................................................         31.8              31.7
             Direct and occupancy........................................         25.5              24.5
             Pre-opening expense.........................................          0.1               0.2
                                                                           ---------------   ---------------
                Total cost of sales......................................         84.4%             84.0%
                                                                           ===============   ===============

        General and administrative expenses..............................          9.4%              9.7%
        Amortization of intangible assets................................          0.8               0.9
        Loss on disposition of restaurants and equipment.................          0.1               0.2
                                                                           ---------------   ---------------
        Operating earnings...............................................         15.6              15.3
                                                                           ---------------   ---------------
        Other income (expense):
             Investment income...........................................          0.2               0.2
             Interest expense............................................         (1.3)             (1.4)
             Other income................................................          --                0.1
                                                                           ---------------   ---------------
                Total other expense......................................         (1.0)             (1.1)
                                                                           ---------------   ---------------
        Earnings before income taxes.....................................         14.6              14.1
        Income taxes.....................................................          5.4               5.2
                                                                           ---------------   ---------------
        Net earnings.....................................................          9.2%              8.9%
                                                                           ===============   ===============


The following table sets forth certain unaudited financial information and other restaurant data relating to company and franchise restaurants, as reported to us by franchisees:


                                                                                        13 Weeks Ended
                                                                          ------------------------------------------
                                                                               April 1,               March 26,
                                                                                 2001                   2000
                                                                          -------------------    -------------------
   Number of restaurants:
        Company(1):
            Beginning of period........................................               285                    262
            Restaurant openings........................................                 2                      5
            Restaurant closings........................................               --                      (1)
                                                                          -------------------    -------------------
            End of period..............................................               287                    266
                                                                          -------------------    -------------------
        Franchise:
            Beginning of period........................................             1,001                    906
            Restaurant openings........................................                12                     14
            Restaurant closings........................................                (1)                    (1)
                                                                          -------------------    -------------------
            End of period..............................................             1,012                    919
                                                                          -------------------    -------------------
        Total:
            Beginning of period........................................             1,286                  1,168
            Restaurant openings........................................                14                     19
            Restaurant closings........................................                (1)                    (2)
                                                                          -------------------    -------------------
            End of period..............................................             1,299                  1,185
                                                                          ===================    ===================
   Weighted average weekly sales per restaurant:
            Company(1).................................................       $    42,968            $    42,369
            Franchise..................................................       $    42,328            $    41,475
            Total......................................................       $    42,470            $    41,676
   Change in comparable restaurant sales:(2)
            Company(1).................................................              3.6%                   5.0%
            Franchise..................................................              3.1%                   3.8%
            Total......................................................              3.2%                   4.1%

   Total system sales (in thousands)...................................       $   712,949            $   637,220



(1) Includes one Texas restaurant we have operated under a management agreement since July 1990.
(2) When computing comparable restaurant sales, restaurants open for at least 18 months are compared from period to period.


Company Restaurant Sales. Total company restaurant sales increased $14,692,000 (10%) from $145,451,000 in the 2000 quarter to $160,143,000 in the 2001 quarter due primarily to company restaurant openings and increases in comparable restaurant sales. Comparable restaurant sales at company restaurants increased by 3.6% in the 2001 quarter. Weighted average weekly sales at company restaurants increased 1.4% from $42,369 in the 2000 quarter to $42,968 in the 2001 quarter. These increases were due primarily to an increase in the average guest check resulting from the company's food promotions, a menu price increase of approximately 1.8% in the 2001 quarter and increased sales of appetizers, drinks and desserts.

Franchise Income. Overall franchise income increased $2,435,000 (12%) from $19,799,000 in the 2000 quarter to $22,234,000 in the 2001 quarter due primarily to the increased number of franchise restaurants operating during 2001 as compared to 2000 and increases in comparable restaurant sales. Comparable restaurant sales and weighted average weekly sales for franchise restaurants increased 3.1% and 2.1%, respectively, in the 2001 quarter.

Cost of Company Restaurant Sales. Food and beverage costs decreased from 27.5% in the 2000 quarter to 27.0% in the 2001 quarter, due primarily to a menu price increase in the 2001 quarter and operational improvements including the implementation of a new theoretical food cost system in the second quarter of 2000.

Labor costs increased from 31.7% in the 2000 quarter to 31.8% in the 2001 quarter. This increase was due primarily to higher group insurance costs and continued pressure on management costs due to low unemployment as well as the highly competitive nature of the restaurant industry.

Direct and occupancy costs increased from 24.5% in the 2000 quarter to 25.5% in the 2001 quarter due primarily to higher utility costs and smallwares expense. This increase was partially offset by a decrease in advertising costs, as a percentage of sales, due to the timing of food promotions.

General and Administrative Expenses. General and administrative expenses decreased in the 2001 quarter to 9.4% from 9.7% in the 2000 quarter, due primarily to the absorption of general and administrative expenses over a larger revenue base.

Income Taxes. The effective income tax rate, as a percentage of earnings before income taxes, was 36.8% in both the 2000 quarter and 2001 quarter.

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

Capital expenditures were $46,220,000 in fiscal year 2000 and $6,438,000 in the 2001 quarter. We currently expect to open approximately 25 restaurants in 2001. Capital expenditures are expected to be between $50,000,000 and $55,000,000 in fiscal 2001. These expenditures will primarily be for the development of new restaurants, refurbishment and capital replacement for existing restaurants, and the enhancement of information systems. Because we expect to continue to purchase a portion of our sites, the amount of actual capital expenditures will be dependent upon, among other things, the proportion of leased versus owned properties. In addition, if we open more restaurants than we currently anticipate or acquire additional restaurants, our capital requirements will increase accordingly.

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

In February 2001, our Board of Directors authorized the repurchase of up to $55,000,000 of our common stock through 2001, subject to market conditions and applicable restrictions imposed by our credit agreement. We repurchased 890,000 shares of our common stock at an average price of $33.16 per share for an aggregate cost of $29,525,000 in the 2001 quarter, including $18,912,000 under this authorization and $10,613,000 under previous authorizations.

As of April 1, 2001, our liquid assets totaled $11,928,000. These assets consisted of cash and cash equivalents in the amount of $10,674,000 and short-term investments in the amount of $1,254,000. The working capital deficit decreased from $40,654,000 as of December 31, 2000 to $33,603,000 as of April 1, 2001. This decrease was due primarily to the redemption of gift certificates sold in 2000, the payment of accrued bonuses and the payment of our annual dividend in January 2001. As of April 1, 2001, $18,000,000 was outstanding under our working capital and line of credit facilities, and standby letters of credit totaling $6,413,000 were outstanding under our letter of credit facilities.

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

New Accounting Pronouncement

Effective January 1, 2001, we adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" issued by the Financial Accounting Standards Board. SFAS No. 133, as amended by SFAS Nos. 137 and 138, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet. The statement also requires changes in the fair value of the derivative instruments to be recorded in either net earnings or other comprehensive income depending on their intended use.

We have interest rate swap agreements to manage our exposure to interest rate fluctuations. The swap agreements effectively fix the underlying three-month LIBOR interest rate on $75,000,000 of our senior credit facilities to rates ranging from 5.91% to 6.05%. The estimated fair value of these agreements at April 1, 2001 was a net payable of $2,069,000 and is included in other non-current liabilities on the accompanying balance sheets. Our interest rate swap agreements meet the criteria for hedge accounting under SFAS No. 133 and accordingly, the cumulative after-tax fair value of the interest rate hedges is included as a reduction in other comprehensive income in the first quarter of 2001.

Forward-Looking Statements

The statements contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section regarding restaurant development and capital expenditures are forward-looking and based on current expectations. There are several risks and uncertainties that could cause actual results to differ materially from those described. These risks include but are not limited to the impact of intense competition in the casual dining segment of the restaurant industry and our ability to control restaurant operating costs which are impacted by market changes, minimum wage and other employment laws, food costs and inflation. For a more detailed discussion of the principal factors that could cause actual results to be materially different, you should read our current report on Form 8-K which we filed with the Securities and Exchange Commission on February 13, 2001. We disclaim any obligation to update forward-looking statements.

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

As of April 1, 2001, the total amount of debt subject to interest rate fluctuations was $26,802,000. This amount was comprised of $8,802,000 under the term loan and $18,000,000 under the working capital facility. A 1% change in interest rates would result in an increase or decrease in interest expense of $268,000 per year.

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

As of April 1, 2001, we were using assets owned by a former franchisee in the operation of one restaurant. That restaurant remains under a purchase rights agreement that required us to make certain payments to the franchisee's lender. In 1991, a dispute arose between the lender and us over the amount of the payments due the lender under that agreement and over whether we had agreed to guarantee the franchisee's debt. Based upon a then-current independent appraisal, we offered to settle the dispute and purchase the assets of the three then-existing restaurants for $1,000,000 in 1991. In November 1992, the FDIC declared the lender insolvent, and the lender has since been liquidated. We closed one of the three restaurants in 1994 and one of the two remaining restaurants in February 1996. In the fourth quarter of 1996, we received information indicating that a third party had acquired the franchisee's indebtedness to the FDIC. In June 1997, the third party filed a lawsuit against us seeking approximately $3,800,000. In April 1999, the district court awarded a summary judgment of $3,833,000 to the third party. In June 2000, the court of appeals reversed the summary judgment and remanded the case to the district court for further action. The third party appealed the court's decision but its appeal was denied. This case is currently pending in the district court. As of April 1, 2001, we believe we have recorded adequate reserves for this matter.

In addition, we are involved in various legal actions arising in the normal course of business. These matters include disputes with certain international franchisees regarding disclosures we allegedly made or omitted. We have also filed claims against these franchisees for amounts due. These matters are in the initial stages of assessment; however, we believe that we have meritorious defenses to the allegations of the franchisees and are vigorously defending these claims.

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

            (b) We filed a report on Form 8-K on January 17, 2001 announcing an addition to our executive team and a CEO succession plan.

            (c) We filed a report on Form 8-K on January 17, 2001 confirming EPS guidance and announcing sales for the fourth quarter.

            (d)   We filed a report on Form 8-K on February 7, 2001 announcing a
                  new  $55  million  stock  repurchase   program  and  that  the
                  previously announced repurchase programs were complete.

            (e) We filed a report on Form 8-K on February 13, 2001 in accordance with the Private Securities Litigation Reform Act of 1995 as it relates to a safe harbor for companies making forward-looking statements. The factors listed in the report are important factors that could cause actual results to differ materially from those we project in forward-looking statements.

            (f) We filed a report on Form 8-K on February 15, 2001 reporting fourth quarter earnings per share of 63 cents and an EPS increase of 20 percent in 2000 to $2.40.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     APPLEBEE'S INTERNATIONAL, INC.
                                     (Registrant)



Date:  May 2, 2001                   By:  /s/    Lloyd L. Hill
     ------------------                 ----------------------------------------
                                        Lloyd L. Hill
                                        Chairman and Chief Executive Officer
                                        (principal executive officer)

Date:  May 2, 2001                   By:  /s/    George D. Shadid
     ------------------                 ----------------------------------------
                                        George D. Shadid
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (principal financial officer)

Date:  May 2, 2001                   By:  /s/    Mark A. Peterson
     ------------------                 ----------------------------------------
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

   None