Form 10-Q
period 2001-07-01
APPLEBEES INTERNATIONAL INC
filed 2001-08-02
CIK 853665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             July 1, 2001
                              ---------------------------------------

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
               (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                       -------   -------

The number of shares of the registrant's common stock outstanding as of July 27, 2001 was 36,863,529.

                         APPLEBEE'S INTERNATIONAL, INC.
                                    FORM 10-Q
                        FISCAL QUARTER ENDED JULY 1, 2001
                                      INDEX


                                                                                                               Page

Part I              Financial Information

Item 1.             Consolidated Financial Statements:

                    Consolidated Balance Sheets as of July 1, 2001
                       and December 31, 2000................................................................      3

                    Consolidated Statements of Earnings for the 13 Weeks and 26 Weeks
                       Ended July 1, 2001 and June 25, 2000.................................................      4

                    Consolidated Statement of Stockholders' Equity for the
                       26 Weeks Ended July 1, 2001..........................................................      5

                    Consolidated Statements of Cash Flows for the 26 Weeks
                       Ended July 1, 2001 and June 25, 2000.................................................      6

                    Notes to Consolidated Financial Statements..............................................      8

Item 2.             Management's Discussion and Analysis of
                       Financial Condition and Results of Operations........................................     11

Item 3.             Quantitative and Qualitative Disclosures About Market Risk..............................     17


Part II             Other Information

Item 1.             Legal Proceedings.......................................................................     18

Item 4.             Submission of Matters to a Vote of Security Holders.....................................     19

Item 6.             Exhibits and Reports on Form 8-K........................................................     20


Signatures .................................................................................................     21

Exhibit Index...............................................................................................     22


                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      (in thousands, except share amounts)


                                                                                         July 1,         December 31,
                                                                                          2001               2000
                                                                                      --------------     -------------
                                     ASSETS

Current assets:
     Cash and cash equivalents......................................................   $    7,202         $   10,763
     Short-term investments, at market value (amortized cost of $925 in 2001 and
        $1,250 in 2000).............................................................          960              1,312
     Receivables (less allowance for bad debts of $2,547 in 2001 and $2,295 in 2000)       19,426             19,760
     Inventories....................................................................        9,379             12,616
     Prepaid and other current assets...............................................        7,156              6,389
                                                                                      --------------     -------------
        Total current assets........................................................       44,123             50,840
Property and equipment, net.........................................................      316,845            314,216
Goodwill, net.......................................................................       80,615             83,265
Franchise interest and rights, net..................................................        2,699              2,949
Other assets........................................................................       21,959             20,437
                                                                                      --------------     -------------
                                                                                       $  466,241         $  471,707
                                                                                      ==============     =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt..............................................   $      816         $      894
     Accounts payable...............................................................       26,190             26,556
     Accrued expenses and other current liabilities.................................       57,659             62,511
     Accrued dividends..............................................................           --              2,774
     Accrued income taxes...........................................................        2,874              1,100
                                                                                      --------------     -------------
        Total current liabilities...................................................       87,539             93,835
                                                                                      --------------     -------------
Non-current liabilities:
     Long-term debt - less current portion..........................................       83,121             90,461
     Deferred income taxes..........................................................        1,603              4,097
     Other non-current liabilities..................................................        3,342              1,596
                                                                                      --------------     -------------
        Total non-current liabilities...............................................       88,066             96,154
                                                                                      --------------     -------------
        Total liabilities...........................................................      175,605            189,989
                                                                                      --------------     -------------
Commitments and contingencies (Note 2)
Stockholders' equity:
     Preferred stock - par value $0.01 per share:  authorized - 1,000,000 shares;
        no shares issued............................................................           --                 --
     Common stock - par value $0.01 per share:  authorized - 125,000,000 shares;
        issued - 48,225,358 shares..................................................          482                482
     Additional paid-in capital.....................................................      177,105            172,037
     Retained earnings..............................................................      328,344            293,772
     Accumulated other comprehensive income (loss), net of income taxes ............       (1,183)                39
                                                                                      --------------     -------------
                                                                                          504,748            466,330
     Treasury stock - 11,375,206 shares in 2001 and 10,395,795 shares in 2000, at
         cost.......................................................................     (214,112)          (184,612)
                                                                                      --------------     -------------
        Total stockholders' equity..................................................      290,636            281,718
                                                                                      --------------     -------------
                                                                                       $  466,241         $  471,707
                                                                                      ==============     =============

                               See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                             13 Weeks Ended                 26 Weeks Ended
                                                       ---------------------------    ---------------------------
                                                         July 1,         June 25,       July 1,         June 25,
                                                          2001             2000          2001             2000
                                                       -----------     -----------    ------------    -----------
Revenues:
     Company restaurant sales....................       $162,035        $147,909       $ 322,178       $ 293,360
     Franchise income............................         23,885          20,736          46,119          40,535
                                                       -----------     -----------    ------------    -----------
        Total operating revenues.................        185,920         168,645         368,297         333,895
                                                       -----------     -----------    ------------    -----------
Cost of company restaurant sales:
     Food and beverage...........................         43,633          39,323          86,938          79,381
     Labor.......................................         51,533          46,954         102,433          93,122
     Direct and occupancy........................         41,104          36,095          81,863          71,755
     Pre-opening expense.........................            132             213             267             509
                                                       -----------     -----------    ------------    -----------
        Total cost of company restaurant sales...        136,402         122,585         271,501         244,767
                                                       -----------     -----------    ------------    -----------
General and administrative expenses..............         18,085          16,338          35,251          32,345
Amortization of intangible assets................          1,462           1,455           2,925           2,906
Loss on disposition of restaurants and equipment.            571             322             758             675
                                                       -----------     -----------    ------------    -----------
Operating earnings...............................         29,400          27,945          57,862          53,202
                                                       -----------     -----------    ------------    -----------
Other income (expense):
     Investment income...........................            415             367             772             716
     Interest expense............................         (2,043)         (2,267)         (4,400)         (4,631)
     Other income................................            385             303             475             421
                                                       -----------     -----------    ------------    -----------
        Total other expense......................         (1,243)         (1,597)         (3,153)         (3,494)
                                                       -----------     -----------    ------------    -----------
Earnings before income taxes.....................         28,157          26,348          54,709          49,708
Income taxes.....................................         10,361           9,696          20,132          18,293
                                                       -----------     -----------    ------------    -----------
Net earnings.....................................       $ 17,796        $ 16,652       $  34,577       $  31,415
                                                       ===========     ===========    ============    ===========

Basic net earnings per common share..............       $   0.48        $   0.42       $    0.93       $    0.78
                                                       ===========     ===========    ============    ===========
Diluted net earnings per common share............       $   0.47        $   0.41       $    0.92       $    0.78
                                                       ===========     ===========    ============    ===========

Basic weighted average shares outstanding........         36,914          40,035          37,015          40,020
                                                       ===========     ===========    ============    ===========
Diluted weighted average shares outstanding......         37,872          40,550          37,774          40,341
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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                      (in thousands, except share amounts)




                                                                                          Accumulated
                                          Common Stock         Additional                    Other                     Total
                                    -------------------------    Paid-In     Retained    Comprehensive   Treasury   Stockholders'
                                        Shares       Amount      Capital     Earnings    Income (Loss)    Stock        Equity
                                    -------------- ---------- ------------ ------------ --------------- ---------- ----------------

Balance, December 31, 2000........    48,225,358     $ 482     $ 172,037    $ 293,772     $      39     $(184,612)    $ 281,718

   Comprehensive income:
     Net earnings.................         --          --           --         34,577           --           --          34,577
     Change in unrealized gain on
       short-term investments,
       net of income taxes........         --          --           --           --             (17)         --             (17)
     Transition adjustment related
       to financial instruments,
       net of taxes...............         --          --           --           --            (250)         --            (250)
     Net loss on financial
       instruments, net of taxes..         --          --           --           --            (955)         --            (955)

                                    -------------- ---------- ------------ ------------ --------------- ---------- ----------------
   Total comprehensive income.....         --          --           --         34,577        (1,222)         --          33,355
                                    -------------- ---------- ------------ ------------ --------------- ---------- ----------------

   Purchases of treasury stock....         --          --           --           --             --        (39,578)      (39,578)
   Stock options exercised and
     related tax benefit..........         --          --          4,079         --             --          8,855        12,934
   Shares issued under employee
     stock and 401(k) plans.......         --          --            636         --             --            932         1,568
   Restricted stock shares awarded
     under equity incentive plan,
     net of cancellations.........         --          --           (164)        --             --            291           127
   Unearned compensation relating
     to restricted shares.........         --          --            148         --             --           --             148
   Notes receivable from officers
     for stock sales..............         --          --            369         --             --           --             369
   Dividends paid for fractional
     shares.......................         --          --           --             (5)          --           --              (5)
                                    -------------- ---------- ------------ ------------ --------------- ---------- ----------------

Balance, July 1, 2001.............    48,225,358     $ 482     $ 177,105    $ 328,344     $  (1,183)    $(214,112)    $ 290,636
                                    ============== ========== ============ ============ =============== ========== ================




                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                                           26 Weeks Ended
                                                                                   --------------------------------
                                                                                      July 1,           June 25,
                                                                                       2001               2000
                                                                                   -------------     --------------
       CASH FLOWS FROM OPERATING ACTIVITIES:
            Net earnings......................................................       $  34,577         $   31,415
            Adjustments to reconcile net earnings to net
               cash provided by operating activities:
               Depreciation and amortization..................................          15,561             14,589
               Amortization of intangible assets..............................           2,925              2,906
               Amortization of deferred financing costs.......................             362                355
               Deferred income tax provision (benefit)........................          (3,095)               614
               Loss on disposition of restaurants and equipment...............             758                675
            Changes in assets and liabilities:
               Receivables....................................................             334             (3,995)
               Inventories....................................................           3,237             (2,538)
               Prepaid and other current assets...............................             545             (3,587)
               Accounts payable...............................................            (366)             9,006
               Accrued expenses and other current liabilities.................          (3,824)            (2,560)
               Accrued income taxes...........................................           1,774                417
               Other non-current liabilities..................................            (161)              (218)
               Other..........................................................          (1,381)              (896)
                                                                                   -------------     --------------
               NET CASH PROVIDED BY OPERATING ACTIVITIES......................          51,246             46,183
                                                                                   -------------     --------------
       CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchases of property and equipment...............................         (18,836)           (17,993)
            Purchases of short-term investments...............................             (49)              (100)
            Maturities and sales of short-term investments....................             375                500
            Equity investment in unaffiliated company.........................             --              (2,000)
            Proceeds from sale of restaurants and equipment...................              16                  9
                                                                                   -------------     --------------
               NET CASH USED BY INVESTING ACTIVITIES..........................         (18,494)           (19,584)
                                                                                   -------------     --------------
       CASH FLOWS FROM FINANCING ACTIVITIES:
            Purchases of treasury stock.......................................         (39,578)            (4,995)
            Dividends paid....................................................          (2,779)            (2,660)
            Issuance of common stock upon exercise of stock options...........          12,934              5,341
            Shares sold under employee stock purchase plan....................             540                638
            Payments on long-term debt........................................          (7,430)           (19,346)
                                                                                   -------------     --------------
               NET CASH USED BY FINANCING ACTIVITIES..........................         (36,313)           (21,022)
                                                                                   -------------     --------------
       NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...................          (3,561)             5,577
       CASH AND CASH EQUIVALENTS, beginning of period.........................          10,763              1,427
                                                                                   -------------     --------------
       CASH AND CASH EQUIVALENTS, end of period...............................       $   7,202         $    7,004
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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                   (Unaudited)
                                 (in thousands)


                                                                                           26 Weeks Ended
                                                                                 ------------------------------------
                                                                                     July 1,             June 25,
                                                                                      2001                 2000
                                                                                 ----------------    ----------------

Supplemental disclosures of cash flow information:
     Cash paid during the 26 week period for:
       Income taxes........................................................         $    19,256         $    21,040
                                                                                 ================    ================
       Interest............................................................         $     4,029         $     4,162
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

We have made certain reclassifications to the consolidated financial statements to conform to the 2001 presentation.

2.  Commitments and Contingencies

Litigation, claims and disputes: We are involved in various legal actions arising in the normal course of business. These matters include, without limitation, such matters as employment law related claims and disputes with certain international franchisees regarding disclosures we allegedly made or omitted. In each instance, we believe that we have meritorious defenses to the allegations made and we are vigorously defending these claims.

While the resolution of the matters described above may have an impact on the financial results for the period in which they are resolved, we believe that the ultimate disposition of these matters will not, in the aggregate, have a material adverse effect upon our business or consolidated financial position.

Franchise financing: In 1992, we entered into an agreement with a financing source to provide up to $75,000,000 of financing to our franchisees to fund development of new franchise restaurants. We provided a limited guaranty of loans made under the agreement. Our maximum recourse obligation for each long-term loan is 10% of the amount funded, and this is gradually reduced beginning in the second year of each loan. After the seventh year of each loan, it decreases to zero. Approximately $49,000,000 was funded through this financing source. Of this, approximately $2,600,000 was outstanding as of July 1, 2001. This agreement expired on December 31, 1994 and was not renewed.

Lease guaranties: In connection with the sale of restaurants to franchisees and other parties, we have, in certain cases, remained contingently liable for the remaining lease payments. As of July 1, 2001, the aggregate amount of these lease payments totaled approximately $29,100,000. The buyers have indemnified us from any losses related to these guaranties.

Philadelphia divestiture: In connection with the sale of the Philadelphia restaurants, we provided a guarantee to a franchise group totaling $1,250,000. As of July 1, 2001, $595,000 remains outstanding.

Severance agreements: We have severance and employment agreements with certain officers providing for severance payments to be made in the event the employee resigns or is terminated related to a change in control. The agreements define the circumstances which will constitute a change in control. If the severance payments had been due as of July 1, 2001, we would have been required to make payments totaling approximately $6,700,000. In addition, we have severance and employment agreements with certain officers which contain severance provisions not related to a change in control. Those provisions would have required aggregate payments of approximately $4,300,000 if such officers had been terminated as of July 1, 2001.

3.  Earnings Per Share

We compute basic earnings per share by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if holders of options or other contracts to issue common stock exercised or converted their holdings into common stock. Outstanding stock options and performance shares represent the only dilutive effects on weighted average shares. The chart below presents a reconciliation between basic and diluted weighted average shares outstanding and the related earnings per share. All amounts in the chart except per share amounts are expressed in thousands.

                                                               13 Weeks Ended                  26 Weeks Ended
                                                       ------------------------------- -------------------------------
                                                           July 1,         June 25,        July 1,         June 25,
                                                             2001            2000            2001            2000
                                                       --------------- --------------- --------------- ---------------

Net earnings.........................................    $  17,796       $  16,652       $  34,577       $  31,415
                                                       =============== =============== =============== ===============

Basic weighted average shares outstanding............       36,914          40,035          37,015          40,020
Dilutive effect of stock options and
  performance shares.................................          958             515             759             321
                                                       --------------- --------------- --------------- ---------------
Diluted weighted average shares outstanding..........       37,872          40,550          37,774          40,341
                                                       =============== =============== =============== ===============

Basic net earnings per common share..................    $    0.48       $    0.42       $    0.93       $    0.78
                                                       =============== =============== =============== ===============
Diluted net earnings per common share................    $    0.47       $    0.41       $    0.92       $    0.78
                                                       =============== =============== =============== ===============

4.  Stock Split

On May 10, 2001, we declared a three-for-two stock split, effected in the form of a 50% stock dividend, to shareholders of record on May 25, 2001, payable on June 12, 2001. We issued approximately 16,100,000 shares of common stock as a result of the stock split. All references to the number of shares and per share amounts of common stock have been restated to reflect the stock split. We have reclassified an amount equal to the par value of the number of shares issued to common stock from retained earnings.

5.  New Accounting Pronouncements

Effective January 1, 2001, we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" issued by the Financial Accounting Standards Board. SFAS No. 133, as amended by SFAS Nos. 137 and 138, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet. The statement also requires changes in the fair value of the derivative instruments to be recorded in either net earnings or other comprehensive income depending on their intended use.

We have interest rate swap agreements to manage our exposure to interest rate fluctuations. The swap agreements effectively fix the underlying three-month LIBOR interest rate on $75,000,000 of our senior credit facilities to rates ranging from 5.91% to 6.05%. The estimated fair value of these agreements at July 1, 2001 was a net payable of $1,907,000 and is included in other non-current liabilities on the accompanying balance sheets. Our interest rate swap agreements meet the criteria for hedge accounting under SFAS No. 133 and accordingly, the cumulative after-tax fair value of the interest rate hedges is included as a reduction in other comprehensive income.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting and requires separate recognition of intangible assets that meet certain criteria. This statement applies to all business combinations after June 30, 2001.

SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. This statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. We will continue to amortize existing goodwill through the remainder of fiscal 2001, at which time amortization will cease and we will perform a transitional goodwill impairment test. We are currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. The ultimate impact of the new accounting standards has not yet been determined. Goodwill amortization expense for the twenty-six weeks ended July 1, 2001 was $2,650,000.

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

We operate on a 52 or 53 week fiscal year ending on the last Sunday in December. Our fiscal quarters ended July 1, 2001 and June 25, 2000 each contained 13 weeks and are referred to hereafter as the "2001 quarter" and the "2000 quarter", respectively. Our 26 week periods ended July 1, 2001 and June 25, 2000 are referred to hereafter as the "2001 year-to-date period" and the "2000 year-to-date period," respectively.

Results of Operations

The  following  table  contains   information   derived  from  our  consolidated
statements of earnings expressed as a percentage of total operating revenues, except where otherwise noted. Percentages may not add due to rounding.

                                                                      13 Weeks Ended            26 Weeks Ended
                                                                ------------------------- --------------------------
                                                                  July 1,      June 25,      July 1,      June 25,
                                                                   2001          2000          2001         2000
                                                                ------------ ------------ ------------- ------------
Revenues:
     Company restaurant sales................................       87.2%        87.7%        87.5%         87.9%
     Franchise income........................................       12.8         12.3         12.5          12.1
                                                                ------------ ------------ ------------- ------------
        Total operating revenues.............................      100.0%       100.0%       100.0%        100.0%
                                                                ============ ============ ============= ============
Cost of sales (as a percentage of company restaurant sales):
     Food and beverage.......................................       26.9%        26.6%        27.0%         27.1%
     Labor...................................................       31.8         31.7         31.8          31.7
     Direct and occupancy....................................       25.4         24.4         25.4          24.5
     Pre-opening expense.....................................        0.1          0.1          0.1           0.2
                                                                ------------ ------------ ------------- ------------
        Total cost of sales..................................       84.2%        82.9%        84.3%         83.4%
                                                                ============ ============ ============= ============

General and administrative expenses..........................        9.7%         9.7%         9.6%          9.7%
Amortization of intangible assets............................        0.8          0.9          0.8           0.9
Loss on disposition of restaurants and equipment.............        0.3          0.2          0.2           0.2
                                                                ------------ ------------ ------------- ------------
Operating earnings...........................................       15.8         16.6         15.7          15.9
                                                                ------------ ------------ ------------- ------------
Other income (expense):
     Investment income.......................................        0.2          0.2          0.2           0.2
     Interest expense........................................       (1.1)        (1.3)        (1.2)         (1.4)
     Other income............................................        0.2          0.2          0.1           0.1
                                                                ------------ ------------ ------------- ------------
        Total other expense..................................       (0.7)        (0.9)        (0.9)         (1.0)
                                                                ------------ ------------ ------------- ------------
Earnings before income taxes.................................       15.1         15.6         14.9          14.9
Income taxes.................................................        5.6          5.7          5.5           5.5
                                                                ------------ ------------ ------------- ------------
Net earnings.................................................        9.6%         9.9%         9.4%          9.4%
                                                                ============ ============ ============= ============



The following table sets forth certain unaudited financial information and other restaurant data relating to company and franchise restaurants, as reported to us by franchisees:

                                                                13 Weeks Ended                   26 Weeks Ended
                                                           ----------------------------  ----------------------------------
                                                              July 1,        June 25,        July 1,           June 25,
                                                                2001           2000           2001               2000
                                                           -------------  -------------  ----------------  ----------------
Number of restaurants:
     Company(1):
         Beginning of period...........................          287            266               285               262
         Restaurant openings...........................            2              3                 4                 8
         Restaurant closings...........................           --             (1)               --                (2)
                                                           -------------  -------------  ----------------  ----------------
         End of period.................................          289            268               289               268
                                                           -------------  -------------  ----------------  ----------------
     Franchise:
         Beginning of period...........................        1,012            919             1,001               906
         Restaurant openings...........................           24             26                36                40
         Restaurant closings...........................           (1)            (3)               (2)               (4)
                                                           -------------  -------------  ----------------  ----------------
         End of period.................................        1,035            942             1,035               942
                                                           -------------  -------------  ----------------  ----------------
     Total:
         Beginning of period...........................        1,299          1,185             1,286             1,168
         Restaurant openings...........................           26             29                40                48
         Restaurant closings...........................           (1)            (4)               (2)               (6)
                                                           -------------  -------------  ----------------  ----------------
         End of period.................................        1,324          1,210             1,324             1,210
                                                           =============  =============  ================  ================

Weighted average weekly sales per restaurant:
         Company(1)...................................      $ 43,291       $ 42,600       $    43,130       $     42,485
         Franchise....................................      $ 42,924       $ 41,969       $    42,629       $     41,725
         Total........................................      $ 43,004       $ 42,110       $    42,739       $     41,895
Change in comparable restaurant sales:(2)
         Company(1)...................................           3.1%           1.6%              3.3%               3.2%
         Franchise....................................           3.1%           1.2%              3.1%               2.5%
         Total........................................           3.1%           1.3%              3.2%               2.6%

Total system sales (in thousands).....................      $732,491       $655,123       $ 1,445,440       $  1,292,343


(1) Includes one Texas restaurant we have operated under a management agreement since July 1990.
(2) When computing comparable restaurant sales, restaurants open for at least 18 months are compared from period to period.







Company Restaurant Sales Total company restaurant sales increased $14,126,000 (10%) from $147,909,000 in the 2000 quarter to $162,035,000 in the 2001 quarter and  increased  $28,818,000  (10%) from  $293,360,000  in the 2000  year-to-date period to $322,178,000 in the 2001 year-to-date period due primarily to company restaurant openings and increases in comparable restaurant sales.

Comparable restaurant sales at company restaurants increased by 3.1% and 3.3% in the 2001 quarter and the 2001 year-to-date period, respectively. Weighted average weekly sales at company restaurants increased 1.6% from $42,600 in the 2000 quarter to $43,291 in the 2001 quarter and increased 1.5% from $42,485 in the 2000 year-to-date period to $43,130 in the 2001 year-to-date period. These increases were due primarily to an increase in the average guest check resulting from the company's food promotions and menu price increases of approximately 2.0%.

Franchise Income. Overall franchise income increased $3,149,000 (15%) from $20,736,000 in the 2000 quarter to $23,885,000 in the 2001 quarter and increased $5,584,000 (14%) from $40,535,000 in the 2000 year-to-date period to $46,119,000 in the 2001 year-to-date period. These increases were due primarily to the increased number of franchise Applebee's restaurants operating during the 2001 quarter and 2001 year-to-date period and increases in comparable restaurant sales. Weighted average weekly sales at franchise restaurants increased 2.3% and 2.2% in the 2001 quarter and 2001 year-to-date period, respectively and franchise comparable restaurant sales increased 3.1% in both the 2001 quarter and 2001 year-to-date periods.

Cost of Company Restaurant Sales. Food and beverage costs increased from 26.6% in the 2000 quarter to 26.9% in the 2001 quarter and decreased from 27.1% in the 2000 year-to-date period to 27.0% in the 2001 year-to-date period. The increase in the 2001 quarter was due to higher costs relating to the implementation of a new menu in the fourth quarter of 2000 and higher product costs relating to our food promotions. Both the 2001 quarter and the 2001 year-to-date periods were favorably impacted by menu price increases in 2001.

Labor costs increased from 31.7% in both the 2000 quarter and the 2000 year-to-date period to 31.8% in the 2001 quarter and 2001 year-to-date period. These increases were due primarily to higher group insurance costs and continued pressure on management costs due to low unemployment as well as the highly competitive nature of the restaurant industry.

Direct and occupancy costs increased from 24.4% in the 2000 quarter to 25.4% in the 2001 quarter and from 24.5% in the 2000 year-to-date period to 25.4% in the 2001 year-to-date period. The increases in both periods were due primarily to higher utility costs and repairs and maintenance expense. The increase in the 2001 quarter was also due to an increase in advertising costs, as a percentage of sales, due to the timing of food promotions.

General and Administrative Expenses. General and administrative expenses were 9.7% in both the 2000 quarter and 2001 quarter and decreased from 9.7% in the 2000 year-to-date period to 9.6% in the 2001 year-to-date period. General and administrative expenses were impacted in both the 2001 quarter and 2001 year-to-date period by costs associated with our purchasing supply chain and strategic brand assessment projects. These costs were offset by the absorption of general and administrative expense over a larger revenue base.

Income Taxes. The effective income tax rate, as a percentage of earnings before income taxes, was 36.8% in both the 2000 quarter and 2000 year-to-date period, as well as the 2001 quarter and the 2001 year-to-date period.

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

Capital expenditures were $46,220,000 in fiscal year 2000 and $18,836,000 in the 2001 year-to-date period. We currently expect to open approximately 25 restaurants in 2001. Capital expenditures are expected to be between $50,000,000 and $55,000,000 in fiscal 2001. These expenditures will primarily be for the development of new restaurants, refurbishment and capital replacement in existing restaurants, and the enhancement of information systems. Because we expect to continue to purchase a portion of our sites, the amount of actual capital expenditures will be dependent upon, among other things, the proportion of leased versus owned properties. In addition, if we open more restaurants than we currently anticipate or acquire additional restaurants, our capital requirements will increase accordingly.

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

In February 2001, our Board of Directors authorized the repurchase of up to $55,000,000 of our common stock through 2001, subject to market conditions and applicable restrictions imposed by our credit agreement. We repurchased 1,714,000 shares of our common stock at an average price of $23.09 per share for an aggregate cost of $39,578,000 in the 2001 year-to-date period, including $28,965,000 under this authorization and $10,613,000 under previous authorizations.

As of July 1, 2001, our liquid assets totaled $8,162,000. These assets consisted of cash and cash equivalents in the amount of $7,202,000 and short-term investments in the amount of $960,000. The working capital deficit increased from $42,995,000 as of December 31, 2000 to $43,416,000 as of July 1, 2001. As
of July 1, 2001, $4,000,000 was outstanding under our working capital and line of credit facilities, and standby letters of credit totaling $6,267,000 were outstanding under our letter of credit facilities.

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

A majority of our employees are paid hourly rates related to federal and state minimum wage laws and various laws that allow for credits to that wage. The Federal government continues to consider an increase in the minimum wage. Several state governments have increased the minimum wage and other state governments are also discussing an increased minimum wage. In the past, we have been able to minimize the effect of these increases through food and beverage price increases or improvements in efficiency and productivity, and we will attempt to do so in the future. We cannot guarantee, however, that all future cost increases can be reflected in our prices or that increased prices will be absorbed by customers without at least somewhat diminishing customer spending in our restaurants.

New Accounting Pronouncements

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

We have interest rate swap agreements to manage our exposure to interest rate fluctuations. The swap agreements effectively fix the underlying three-month LIBOR interest rate on $75,000,000 of our senior credit facilities to rates ranging from 5.91% to 6.05%. The estimated fair value of these agreements at July 1, 2001 was a net payable of $1,907,000 and is included in other non-current liabilities on the accompanying balance sheets. Our interest rate swap agreements meet the criteria for hedge accounting under SFAS No. 133 and accordingly, the cumulative after-tax fair value of the interest rate hedges is included as a reduction in other comprehensive income.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting and requires separate recognition of intangible assets that meet certain criteria. This statement applies to all business combinations after June 30, 2001.

SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. This statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. We will continue to amortize existing goodwill through the remainder of fiscal 2001, at which time amortization will cease and we will perform a transitional goodwill impairment test. We are currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. The ultimate impact of the new accounting standards has not yet been determined. Goodwill amortization expense for the twenty-six weeks ended July 1, 2001 was $2,650,000.

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


Item 3.       Quantitative and Qualitative Disclosures About Market Risk

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

As of July 1, 2001, the total amount of debt subject to interest rate fluctuations was $4,372,000. This amount was comprised of $372,000 under the term loan and $4,000,000 under the working capital facility. A 1% change in interest rates would result in an increase or decrease in interest expense of $44,000 per year.

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

As of July 1, 2001, we were using assets owned by a former franchisee in the operation of one restaurant. That restaurant remains under a purchase rights agreement that required us to make certain payments to the franchisee's lender. In 1991, a dispute arose between the lender and us over the amount of the payments due the lender under that agreement and over whether we had agreed to guarantee the franchisee's debt. Based upon a then-current independent appraisal, we offered to settle the dispute and purchase the assets of the three then-existing restaurants for $1,000,000 in 1991. In November 1992, the FDIC declared the lender insolvent, and the lender has since been liquidated. We closed one of the three restaurants in 1994 and one of the two remaining restaurants in February 1996. In the fourth quarter of 1996, we received information indicating that a third party had acquired the franchisee's indebtedness to the FDIC. In June 1997, the third party filed a lawsuit against us seeking approximately $3,800,000. In April 1999, the district court awarded summary judgment to the third party. In June 2000, the court of appeals reversed the summary judgment and remanded the case to the district court for further action. The third party appealed the court's decision but its appeal was denied. In May 2001, we reached an agreement to settle this matter within our established reserves. There was no impact on our consolidated statements of earnings.

We are involved in various legal actions arising in the normal course of business. These matters include without limitation, such matters as employment law related claims and disputes with certain international franchisees regarding disclosures we allegedly made or omitted. In each instance, we believe that we have meritorious defenses to the allegations made and we are vigorously defending these claims.

While the resolution of the matters described above may have an impact on the financial results for the period in which they are resolved, we believe that the ultimate disposition of these matters will not, in the aggregate, have a material adverse effect upon our business or consolidated financial position

Item 4.     Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on May 10, 2001. The Stockholders voted on the following matters:

         Proposal I.    Elect Lloyd L.Hill, Jack P. Helms and  Burton M. Sack as
                        directors to serve a three-year term expiring in 2004.

         Proposal II.   Approve  the  Applebee's International, Inc. 2001 Senior
                        Executive Bonus Plan.

         Proposal III.  Ratify Deloitte & Touche LLP as our independent auditors for the 2001 fiscal year.

The results of the voting were as follows:

                                                        Negative                                         Broker
      Proposal             Affirmative Votes              Votes                 Abstentions             Non-Votes
---------------------     ------------------      --------------------     --------------------    ------------------
I (Hill)                     21,784,654                     80,078                   --                       --
I (Helms)                    21,778,698                     86,034                   --                       --
I (Sack)                     19,360,628                  2,504,104                   --                       --
II                           21,120,752                    692,680                 51,296                      4
III                          21,769,202                     80,012                 15,515                      3


Each Proposal received the required affirmative votes and was affirmatively adopted by the Stockholders.

Item 6.     Exhibits and Reports on Form 8-K

            (a) The Exhibits listed on the accompanying Exhibit Index are filed as part of this report.

            (b) We filed a report on Form 8-K on May 2, 2001 reporting first quarter earnings and April comparable sales.

                    We filed a report on Form 8-K on May 10, 2001 announcing a three-for-two stock split.

                    We filed a report on June 6, 2001 under Item 5 reporting May comparable sales.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        APPLEBEE'S INTERNATIONAL, INC.
                                        (Registrant)



Date: August 1, 2001                    By:  /s/    Lloyd L. Hill
     --------------------                  -------------------------------------
                                           Lloyd L. Hill
                                           Chairman and Chief Executive Officer
                                           (principal executive officer)

Date: August 1, 2001                    By:  /s/    George D. Shadid
     --------------------                  -------------------------------------
                                           George D. Shadid
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (principal financial officer)

Date: August 1, 2001                    By:  /s/    Mark A. Peterson
     --------------------                  -------------------------------------
                                           Mark A. Peterson
                                           Vice President and Controller
                                           (principal accounting officer)

                         APPLEBEE'S INTERNATIONAL, INC.
                                  EXHIBIT INDEX



  Exhibit
   Number                           Description of Exhibit
------------- ------------------------------------------------------------------


   10.1       Amendment to Development and Franchise Agreements.

   10.2 New Form of Change in Control Agreement and schedule of parties thereto.