Form 10-Q
period 2001-09-30
APPLEBEES INTERNATIONAL INC
filed 2001-10-31
CIK 853665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 2001
                               -------------------------------------------------

                                       OR

[    ]   TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission File Number:    000-17962
                       -----------------


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

The number of shares of the registrant's common stock outstanding as of October 25, 2001 was 37,040,324.

                         APPLEBEE'S INTERNATIONAL, INC.
                                    FORM 10-Q
                     FISCAL QUARTER ENDED SEPTEMBER 30, 2001
                                      INDEX


                                                                                                               Page

Part I              Financial Information

Item 1.             Consolidated Financial Statements:

                    Consolidated Balance Sheets as of September 30, 2001
                       and December 31, 2000................................................................      3

                    Consolidated Statements of Earnings for the 13 Weeks and 39 Weeks
                       Ended September 30, 2001 and September 24, 2000......................................      4

                    Consolidated Statement of Stockholders' Equity for the
                       39 Weeks Ended September 30, 2001....................................................      5

                    Consolidated Statements of Cash Flows for the 39 Weeks
                       Ended September 30, 2001 and September 24, 2000......................................      6

                    Notes to Consolidated Financial Statements..............................................      8

Item 2.             Management's Discussion and Analysis of
                       Financial Condition and Results of Operations........................................     12

Item 3.             Quantitative and Qualitative Disclosures About Market Risk..............................     18


Part II             Other Information

Item 1.             Legal Proceedings.......................................................................     19

Item 6.             Exhibits and Reports on Form 8-K........................................................     19


Signatures .................................................................................................     20

Exhibit Index...............................................................................................     21


                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      (in thousands, except share amounts)


                                                                                      September 30,      December 31,
                                                                                          2001               2000
                                                                                      --------------     -------------
                                     ASSETS

Current assets:
     Cash and cash equivalents......................................................   $   13,372         $   10,763
     Short-term investments, at market value (amortized cost of $926 in 2001 and
        $1,250 in 2000).............................................................          963              1,312
     Receivables (less allowance for bad debts of $2,740 in 2001 and $2,295 in 2000)       19,969             19,760
     Inventories....................................................................        9,948             12,616
     Prepaid and other current assets...............................................        8,633              6,389
                                                                                      --------------     -------------
        Total current assets........................................................       52,885             50,840
Property and equipment, net.........................................................      327,440            314,216
Goodwill, net.......................................................................       79,290             83,265
Franchise interest and rights, net..................................................        2,574              2,949
Other assets........................................................................       22,351             20,437
                                                                                      --------------     -------------
                                                                                       $  484,540         $  471,707
                                                                                      ==============     =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt..............................................   $      818         $      894
     Accounts payable...............................................................       22,867             26,556
     Accrued expenses and other current liabilities.................................       61,012             62,511
     Accrued dividends..............................................................           --              2,774
     Accrued income taxes...........................................................       10,954              1,100
                                                                                      --------------     -------------
        Total current liabilities...................................................       95,651             93,835
                                                                                      --------------     -------------
Non-current liabilities:
     Long-term debt - less current portion..........................................       79,121             90,461
     Deferred income taxes..........................................................          100              4,097
     Other non-current liabilities..................................................        5,599              1,596
                                                                                      --------------     -------------
        Total non-current liabilities...............................................       84,820             96,154
                                                                                      --------------     -------------
        Total liabilities...........................................................      180,471            189,989
                                                                                      --------------     -------------
Commitments and contingencies (Note 2)
Stockholders' equity:
     Preferred stock - par value $0.01 per share:  authorized - 1,000,000 shares;
        no shares issued............................................................           --                 --
     Common stock - par value $0.01 per share:  authorized - 125,000,000 shares;
        issued - 48,225,358 shares..................................................          482                482
     Additional paid-in capital.....................................................      177,886            172,037
     Retained earnings..............................................................      345,130            293,772
     Accumulated other comprehensive income (loss), net of income taxes ............       (2,595)                39
                                                                                      --------------     -------------
                                                                                          520,903            466,330
     Treasury stock - 11,394,299 shares in 2001 and 10,395,795 shares in 2000, at
        cost........................................................................     (216,834)          (184,612)
                                                                                      --------------     -------------
        Total stockholders' equity..................................................      304,069            281,718
                                                                                      --------------     -------------
                                                                                       $  484,540         $  471,707
                                                                                      ==============     =============

                               See notes to consolidated financial statements.


                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                              13 Weeks Ended                   39 Weeks Ended
                                                       ------------------------------   ------------------------------
                                                       September 30,    September 24,   September 30,    September 24,
                                                           2001            2000              2001             2000
                                                       -------------   --------------   -------------    -------------
Revenues:
     Company restaurant sales....................        $ 164,238        $ 151,038      $ 486,416        $ 444,398
     Franchise income............................           23,787           21,252         69,906           61,787
                                                       -------------   --------------   -------------    -------------
        Total operating revenues.................          188,025          172,290        556,322          506,185
                                                       -------------   --------------   -------------    -------------
Cost of company restaurant sales:
     Food and beverage...........................           44,489           41,408        131,427          120,789
     Labor.......................................           52,864           47,703        155,297          140,825
     Direct and occupancy........................           41,459           38,005        123,322          109,760
     Pre-opening expense.........................              632              322            899              831
                                                       -------------   --------------   -------------    -------------
        Total cost of company restaurant sales...          139,444          127,438        410,945          372,205
                                                       -------------   --------------   -------------    -------------
General and administrative expenses..............           19,197           16,224         54,448           48,569
Amortization of intangible assets................            1,463            1,460          4,388            4,366
Loss on disposition of restaurants and equipment.              329              231          1,087              906
                                                       -------------   --------------   -------------    -------------
Operating earnings...............................           27,592           26,937         85,454           80,139
                                                       -------------   --------------   -------------    -------------
Other income (expense):
     Investment income...........................              479              389          1,251            1,105
     Interest expense............................           (1,831)          (2,225)        (6,231)          (6,856)
     Other income (expense)......................              322              (79)           797              342
                                                       -------------   --------------   -------------    -------------
        Total other expense......................           (1,030)          (1,915)        (4,183)          (5,409)
                                                       -------------   --------------   -------------    -------------
Earnings before income taxes.....................           26,562           25,022         81,271           74,730
Income taxes.....................................            9,776            9,208         29,908           27,501
                                                       -------------   --------------   -------------    -------------
Net earnings.....................................        $  16,786      $    15,814      $  51,363        $  47,229
                                                       =============   ==============   =============    =============

Basic net earnings per common share..............        $    0.45      $      0.40      $    1.39        $    1.19
                                                       =============   ==============   =============    =============
Diluted net earnings per common share............        $    0.44      $      0.40      $    1.36        $    1.18
                                                       =============   ==============   =============    =============

Basic weighted average shares outstanding........           36,911           39,147         36,980           39,729
                                                       =============   ==============   =============    =============
Diluted weighted average shares outstanding......           37,880           39,280         37,824           39,940
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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                      (in thousands, except share amounts)




                                                                                         Accumulated
                                          Common Stock         Additional                    Other                     Total
                                    -------------------------   Paid-In      Retained   Comprehensive   Treasury   Stockholders'
                                       Shares       Amount      Capital      Earnings    Income (Loss)    Stock        Equity
                                    -------------- ---------- ------------ ------------ -------------- ---------- ---------------

alance, December 31, 2000..........   48,225,358      $ 482     $ 172,037    $ 293,772     $      39   $(184,612)    $ 281,718

   Comprehensive income:
     Net earnings..................        --           --           --         51,363            --        --          51,363
     Change in unrealized gain on
       short-term investments,
       net of income taxes.........        --           --           --            --            (16)       --             (16)
     Transition adjustment related
       to financial instruments,
       net of taxes................        --           --           --            --           (250)       --            (250)
     Loss on financial
       instruments, net of taxes...        --           --           --            --         (2,368)       --          (2,368)

                                    -------------- ---------- ------------ ------------ -------------- ----------- --------------
   Total comprehensive income......        --           --           --         51,363        (2,634)       --          48,729
                                    -------------- ---------- ------------ ------------ -------------- ----------- --------------

   Purchases of treasury stock.....        --           --           --            --             --     (44,987)      (44,987)
   Stock options exercised and
     related tax benefit...........        --           --          4,772          --             --      11,294        16,066
   Shares issued under employee
     stock and 401(k) plans........        --           --            716          --             --       1,141         1,857
    Restricted stock shares awarded
     under equity incentive plan,
     net of cancellations..........        --           --           (202)         --             --         330           128
   Unearned compensation relating
     to restricted shares..........        --           --            203          --             --         --            203
   Notes receivable from officers
     for stock sales...............        --           --            360          --             --         --            360
   Dividends paid for fractional
     shares........................        --           --           --             (5)           --         --             (5)
                                    -------------- ---------- ------------ ------------ -------------- ----------- --------------

Balance, September 30, 2001........   48,225,358      $ 482     $ 177,886    $ 345,130     $  (2,595)  $(216,834)    $ 304,069
                                    ============== ========== ============ ============ ============== =========== ==============


                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                             39 Weeks Ended
                                                                                   -----------------------------------
                                                                                   September 30,       September 24,
                                                                                        2001               2000
                                                                                   ---------------    ----------------
       CASH FLOWS FROM OPERATING ACTIVITIES:
            Net earnings.....................................................        $    51,363        $    47,229
            Adjustments to reconcile net earnings to net
               cash provided by operating activities:
               Depreciation and amortization.................................             23,544              21,999
               Amortization of intangible assets.............................              4,388               4,366
               Amortization of deferred financing costs......................                544                 537
               Deferred income tax benefit (provision).......................             (3,503)              1,310
               Loss on disposition of restaurants and equipment..............              1,087                 906
            Changes in assets and liabilities:
               Receivables...................................................               (209)             (4,851)
               Inventories...................................................              2,668                (619)
               Prepaid and other current assets..............................             (1,205)             (4,266)
               Accounts payable..............................................             (3,689)             12,692
               Accrued expenses and other current liabilities................               (471)              1,548
               Accrued income taxes..........................................              9,854                (303)
               Other non-current liabilities.................................               (140)                (83)
               Income tax benefit from exercise of options...................              3,017                 110
               Other.........................................................             (1,897)               (953)
                                                                                   ---------------    ----------------
               NET CASH PROVIDED BY OPERATING ACTIVITIES.....................             85,351              79,622
                                                                                   ---------------    ----------------
       CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchases of property and equipment..............................            (38,181)            (30,680)
            Purchases of short-term investments..............................               (149)               (100)
            Maturities and sales of short-term investments...................                474               1,050
            Equity investment in unaffiliated company........................                --               (2,000)
            Proceeds from sale of restaurants and equipment..................                433                  11
                                                                                   ---------------    ----------------
               NET CASH USED BY INVESTING ACTIVITIES.........................            (37,423)            (31,719)
                                                                                   ---------------    ----------------
       CASH FLOWS FROM FINANCING ACTIVITIES:
            Purchases of treasury stock......................................            (44,987)            (42,167)
            Dividends paid...................................................             (2,779)             (2,660)
            Issuance of common stock upon exercise of stock options..........             13,049               5,281
            Shares sold under employee stock purchase plan...................                828                 892
            Payments on long-term debt.......................................            (11,430)             (2,556)
                                                                                   ---------------    ----------------
               NET CASH USED BY FINANCING ACTIVITIES.........................            (45,319)            (41,210)
                                                                                   ---------------    ----------------
       NET INCREASE IN CASH AND CASH EQUIVALENTS.............................              2,609               6,693
       CASH AND CASH EQUIVALENTS, beginning of period........................             10,763               1,427
                                                                                   ---------------    ----------------
       CASH AND CASH EQUIVALENTS, end of period..............................        $    13,372        $      8,120
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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                   (Unaudited)
                                 (in thousands)


                                                                                            39 Weeks Ended
                                                                                 -------------------------------------
                                                                                  September 30,       September 24,
                                                                                      2001                 2000
                                                                                 ----------------    -----------------

Supplemental disclosures of cash flow information:
     Cash paid during the 39 week period for:
       Income taxes........................................................         $   20,483          $   31,272
                                                                                 ================    =================
       Interest............................................................         $    5,676          $    6,083
                                                                                 ================    =================



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

Franchise financing: In 1992, we entered into an agreement with a financing source to provide up to $75,000,000 of financing to our franchisees to fund development of new franchise restaurants. We provided a limited guaranty of loans made under the agreement. Our maximum recourse obligation for each long-term loan is 10% of the amount funded, and this is gradually reduced beginning in the second year of each loan. After the seventh year of each loan, it decreases to zero. Approximately $49,000,000 was funded through this financing source. Of this, approximately $2,500,000 was outstanding as of September 30, 2001. This agreement expired on December 31, 1994 and was not renewed.

Lease guaranties: In connection with the sale of restaurants to franchisees and other parties, we have, in certain cases, remained contingently liable for the remaining lease payments. As of September 30, 2001, the aggregate amount of these lease payments totaled approximately $27,600,000. The buyers have indemnified us from any losses related to these guaranties.

Philadelphia divestiture: In connection with the sale of the Philadelphia restaurants, we provided a guarantee to a franchise group totaling $1,250,000. As of September 30, 2001, approximately $500,000 remains outstanding.

Severance agreements: We have severance and employment agreements with certain officers providing for severance payments to be made in the event the employee resigns or is terminated related to a change in control. The agreements define the circumstances which will constitute a change in control. If the severance payments had been due as of September 30, 2001, we would have been required to make payments totaling approximately $7,700,000. In addition, we have severance and employment agreements with certain officers which contain severance provisions not related to a change in control. Those provisions would have required aggregate payments of approximately $4,300,000 if such officers had been terminated as of September 30, 2001.

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




                                                            13 Weeks Ended                   39 Weeks Ended
                                                   -------------------------------  -------------------------------
                                                    September 30,   September 24,    September 30,   September 24,
                                                        2001             2000            2001             2000
                                                   --------------- ---------------  --------------- ---------------

Net earnings......................................   $   16,786      $    15,814      $   51,363      $    47,229
                                                   =============== ===============  =============== ===============

Basic weighted average shares outstanding.........       36,911           39,147          36,980           39,729
Dilutive effect of stock options and
     performance shares...........................          969              133             844              211
                                                   --------------- ---------------  --------------- ---------------
Diluted weighted average shares outstanding.......       37,880           39,280          37,824           39,940
                                                   =============== ===============  =============== ===============

Basic net earnings per common share...............   $     0.45      $      0.40      $     1.39      $      1.19
                                                   =============== ===============  =============== ===============
Diluted net earnings per common share.............   $     0.44      $      0.40      $     1.36      $      1.18
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

We have interest rate swap agreements to manage our exposure to interest rate fluctuations. The swap agreements effectively fix the underlying three-month LIBOR interest rate on $75,000,000 of our senior credit facilities to rates ranging from 5.91% to 6.05%. The estimated fair value of these agreements at September 30, 2001 was a net payable of $4,143,000 and is included in other non-current liabilities on the accompanying balance sheets. Our interest rate swap agreements meet the criteria for hedge accounting under SFAS No. 133 and accordingly, the cumulative after-tax fair value of the interest rate hedges is included as a reduction of other comprehensive income. As a result of the refinancing of our existing credit agreement (see Note 6), we expect to terminate our interest rate swap agreements.

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

SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. This statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. We will continue to amortize existing goodwill through the remainder of fiscal 2001, at which time amortization will cease and we will perform a transitional goodwill impairment test. We are currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. The ultimate impact of the new accounting standards has not yet been determined. Goodwill amortization expense for the thirty-nine weeks ended September 30, 2001 was $3,975,000.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS No. 144 retains many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with that Statement. We will adopt SFAS No. 144 beginning in fiscal 2002. We have not yet determined the impact of SFAS No. 144 on our consolidated financial statements.

6.  Financing

In November 2001, we anticipate completing the refinancing of our existing credit facilities. The new bank credit agreement will provide for a $150,000,000 three-year unsecured working capital facility of which $25,000,000 may be used for the issuance of letters of credit and $5,000,000 may be used for short-term borrowings. The proceeds will be used to repay indebtedness related to our existing credit facilities and for general corporate purposes.

The facility bears interest at either the bank's prime rate or LIBOR plus 1%, at our option. We are required to pay a commitment fee of 0.20% on any unused portion of the facility. The interest rate and commitment fee are subject to change based upon our leverage ratio. The facility is subject to standard other terms, conditions, covenants, and fees.

As a result of this refinancing, we will write-off the remaining balance of the deferred financing costs related to our existing agreement and terminate our interest rate swap agreements. The costs associated with this refinancing will be reflected in the consolidated statement of income for the fourth quarter of 2001. As of September 30, 2001, these costs would have been approximately $3,900,000, net of tax.

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

We operate on a 52 or 53 week fiscal year ending on the last Sunday in December. Our fiscal quarters ended September 30, 2001 and September 24, 2000 each contained 13 weeks and are referred to hereafter as the "2001 quarter" and the "2000 quarter", respectively. Our 39 week periods ended September 30, 2001 and September 24, 2000 are referred to hereafter as the "2001 year-to-date period" and the "2000 year-to-date period," respectively.

Results of Operations

The  following  table  contains   information   derived  from  our  consolidated
statements of earnings expressed as a percentage of total operating revenues, except where otherwise noted. Percentages may not add due to rounding.

                                                            13 Weeks Ended                         39 Weeks Ended
                                                  -----------------------------------    ------------------------------------
                                                   September 30,       September 24,      September 30,       September 24,
                                                       2001                2000               2001                2000
                                                  ----------------    ---------------    ----------------    ----------------
Revenues:
     Company restaurant sales................            87.3%               87.7%              87.4%               87.8%
     Franchise income........................            12.7                12.3               12.6                12.2
                                                  ----------------    ---------------    ----------------    ----------------
        Total operating revenues.............           100.0%              100.0%             100.0%              100.0%
                                                  ================    ===============    ================    ================

Cost of sales (as a percentage of company
    restaurant sales):
     Food and beverage.......................            27.1%               27.4%              27.0%               27.2%
     Labor...................................            32.2                31.6               31.9                31.7
     Direct and occupancy....................            25.2                25.2               25.4                24.7
     Pre-opening expense.....................             0.4                 0.2                0.2                 0.2
                                                  ----------------    ---------------    ----------------    ----------------
        Total cost of sales..................            84.9%               84.4%              84.5%               83.8%
                                                  ================    ===============    ================    ================
General and administrative expenses..........            10.2%                9.4%               9.8%                9.6%
Amortization of intangible assets............             0.8                 0.8                0.8                 0.9
Loss on disposition of restaurants
  and equipment..............................             0.2                 0.1                0.2                 0.2
                                                  ----------------    ---------------    ----------------    ----------------
Operating earnings...........................            14.7                15.6               15.4                15.8
                                                  ----------------    ---------------    ----------------    ----------------
Other income (expense):
     Investment income.......................             0.3                 0.2                0.2                 0.2
     Interest expense........................            (1.0)               (1.3)              (1.1)               (1.4)
     Other income............................             0.2                  --                0.1                 0.1
                                                  ----------------    ---------------    ----------------    ----------------
        Total other expense..................            (0.5)               (1.1)              (0.8)               (1.1)
                                                  ----------------    ---------------    ----------------    ----------------
Earnings before income taxes.................            14.1                14.5               14.6                14.8
Income taxes.................................             5.2                 5.3                5.4                 5.4
                                                  ----------------    ---------------    ----------------    ----------------
Net earnings.................................             8.9%                9.2%               9.2%                9.3%
                                                  ================    ===============    ================    ================

The following table sets forth certain unaudited financial information and other restaurant data relating to company and franchise restaurants, as reported to us by franchisees:

                                                           13 Weeks Ended                   39 Weeks Ended
                                                    -------------------------------  -------------------------------
                                                     September 30,   September 24,    September 30,   September 24,
                                                          2001            2000            2001             2000
                                                    --------------- ---------------  ---------------  --------------
 Number of restaurants:
      Company:
          Beginning of period.....................          289             268              285              262
          Restaurant openings.....................            9               5               13               13
          Restaurant closings.....................           --              --               --               (2)
                                                    --------------- ---------------  ---------------  --------------
          End of period...........................          298             273              298              273
                                                    --------------- ---------------  ---------------  --------------
      Franchise:
          Beginning of period.....................        1,035             942            1,001              906
          Restaurant openings.....................           25              27               61               67
          Restaurant closings.....................           --              --               (2)              (4)
                                                    --------------- ---------------  ---------------  --------------
          End of period...........................        1,060             969            1,060              969
                                                    --------------- ---------------  ---------------  --------------
      Total:
          Beginning of period.....................        1,324           1,210            1,286            1,168
          Restaurant openings.....................           34              32               74               80
          Restaurant closings.....................           --              --               (2)              (6)
                                                    --------------- ---------------  ---------------  --------------
          End of period...........................        1,358           1,242            1,358            1,242
                                                    =============== ===============  ===============  ==============

 Weighted average weekly sales per restaurant:
          Company.................................    $  43,118      $   42,799       $   43,126       $   42,591
          Franchise...............................    $  42,680      $   41,536       $   42,646       $   41,660
          Total...................................    $  42,776      $   41,815       $   42,752       $   41,868
 Change in comparable restaurant sales:(1)
          Company.................................          1.9%            1.1%             2.9%             2.5%
          Franchise...............................          2.9%            1.6%             3.0%             2.2%
          Total...................................          2.7%            1.5%             3.0%             2.2%

 Total system sales (in thousands)................    $ 745,887      $  667,494       $2,191,326       $1,959,837












(1) When computing comparable restaurant sales, restaurants open for at least 18 months are compared from period to period.


Company Restaurant Sales. Total company restaurant sales increased $13,200,000 (9%) from $151,038,000 in the 2000 quarter to $164,238,000 in the 2001 quarter and increased $42,018,000 (9%) from $444,398,000 in the 2000 year-to-date period to $486,416,000 in the 2001 year-to-date period due primarily to company restaurant openings and increases in comparable restaurant sales.

Comparable restaurant sales at company restaurants increased by 1.9% and 2.9% in the 2001 quarter and the 2001 year-to-date period, respectively. Weighted average weekly sales at company restaurants increased 0.7% from $42,799 in the 2000 quarter to $43,118 in the 2001 quarter and increased 1.3% from $42,591 in the 2000 year-to-date period to $43,126 in the 2001 year-to-date period. These increases were due primarily to an increase in the average guest check resulting from the company's food promotions and menu price increases of approximately 2.0%.

Franchise Income. Overall franchise income increased $2,535,000 (12%) from $21,252,000 in the 2000 quarter to $23,787,000 in the 2001 quarter and increased $8,119,000 (13%) from $61,787,000 in the 2000 year-to-date period to $69,906,000 in the 2001 year-to-date period. These increases were due primarily to the increased number of franchise Applebee's restaurants operating during the 2001 quarter and 2001 year-to-date period and increases in comparable restaurant sales. Weighted average weekly sales at franchise restaurants increased 2.8% and 2.4% in the 2001 quarter and 2001 year-to-date period, respectively and franchise comparable restaurant sales increased 2.9% and 3.0% in the 2001 quarter and 2001 year-to-date periods, respectively.

Cost of Company Restaurant Sales. Food and beverage costs decreased from 27.4% in the 2000 quarter to 27.1% in the 2001 quarter and decreased from 27.2% in the 2000 year-to-date period to 27.0% in the 2001 year-to-date period. Both the 2001 quarter and the 2001 year-to-date periods were favorably impacted by menu price increases in 2001.

Labor costs increased from 31.6% and 31.7% in the 2000 quarter and the 2000 year-to-date period, respectively, to 32.2% and 31.9% in the 2001 quarter and 2001 year-to-date period, respectively. These increases were due primarily to continued pressure on management costs due to low unemployment as well as the highly competitive nature of the restaurant industry.

Direct and occupancy costs were 25.2% in both the 2000 quarter and 2001 quarter. Direct and occupancy costs increased from 24.7% in the 2000 year-to-date period to 25.4% in the 2001 year-to-date period. This increase was due primarily to higher utility costs and repairs and maintenance expense.

General and Administrative Expenses. General and administrative expenses increased from 9.4% in the 2000 quarter to 10.2% in the 2001 quarter and increased from 9.6% in the 2000 year-to-date period to 9.8% in the 2001 year-to-date period. General and administrative expenses were impacted in both the 2001 quarter and 2001 year-to-date period by costs associated with our purchasing supply chain and strategic brand assessment projects. These costs were partially offset by the absorption of general and administrative expenses over a larger revenue base.

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

Capital expenditures were $46,220,000 in fiscal year 2000 and $38,181,000 in the 2001 year-to-date period. In 2001, we currently expect to open approximately 25 restaurants and capital expenditures are expected to be between $50,000,000 and $55,000,000. ___ These expenditures will primarily be for the development of new restaurants, refurbishment and capital replacement in existing restaurants, and the enhancement of information systems. Because we expect to continue to purchase a portion of our sites, the amount of actual capital expenditures will be dependent upon, among other things, the proportion of leased versus owned properties. In addition, if we open more restaurants than we currently anticipate or acquire additional restaurants, our capital requirements will increase accordingly.

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

In February 2001, our Board of Directors authorized the repurchase of up to $55,000,000 of our common stock through 2001, subject to market conditions and applicable restrictions imposed by our credit agreement. As of September 30, 2001, $20,626,000 remains available under this authorization. During 2001, we have repurchased 1,909,000 shares of our common stock at an average price of $23.56 per share for an aggregate cost of $44,987,000 under this and previous authorizations.

In November 2001, we anticipate completing the refinancing of our existing credit facilities. The new bank credit agreement will provide for a $150,000,000 three-year unsecured working capital facility of which $25,000,000 may be used for the issuance of letters of credit and $5,000,000 may be used for short-term borrowings. The proceeds will be used to repay indebtedness related to our existing credit facilities and for general corporate purposes.

As of September 30, 2001, our liquid assets totaled $14,335,000. These assets consisted of cash and cash equivalents in the amount of $13,372,000 and short-term investments in the amount of $963,000. The working capital deficit decreased from $42,995,000 as of December 31, 2000 to $42,766,000 as of September 30, 2001. As of September 30, 2001, we had no outstanding borrowings under our working capital or line of credit facilities, and standby letters of credit totaling $6,313,000 were outstanding under our letter of credit facilities.

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

We have interest rate swap agreements to manage our exposure to interest rate fluctuations. The swap agreements effectively fix the underlying three-month LIBOR interest rate on $75,000,000 of our senior credit facilities to rates ranging from 5.91% to 6.05%. The estimated fair value of these agreements at September 30, 2001 was a net payable of $4,143,000 and is included in other non-current liabilities on the accompanying balance sheets. Our interest rate swap agreements meet the criteria for hedge accounting under SFAS No. 133 and accordingly, the cumulative after-tax fair value of the interest rate hedges is included as a reduction of other comprehensive income. As a result of the refinancing of our existing credit agreement, we expect to terminate our interest rate swap agreements.

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

SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. This statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. We will continue to amortize existing goodwill through the remainder of fiscal 2001, at which time amortization will cease and we will perform a transitional goodwill impairment test. We are currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. The ultimate impact of the new accounting standards has not yet been determined. Goodwill amortization expense for the thirty-nine weeks ended September 30, 2001 was $3,975,000.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS No. 144 retains many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with that Statement. We will adopt SFAS No. 144 beginning in fiscal 2002. We have not yet determined the impact of SFAS No. 144 on our consolidated financial statements.

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

We have interest rate swap agreements in place to manage our exposure to interest rate fluctuations. The swap agreements effectively fix the underlying three-month LIBOR interest rate on $75,000,000 of the senior credit facilities to rates ranging from 5.91% to 6.05%. As a result of the refinancing of our existing credit agreement, we expect to terminate our interest rate swap agreements.

As of September 30, 2001, the total amount of debt subject to interest rate fluctuations was $372,000 under our term loan. A 1% change in interest rates would result in an increase or decrease in interest expense of $4,000 per year.

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

As of September 30, 2001, we were using assets owned by a former franchisee in the operation of one restaurant. That restaurant remains under a purchase rights agreement that required us to make certain payments to the franchisee's lender. In 1991, a dispute arose between the lender and us over the amount of the payments due the lender under that agreement and over whether we had agreed to guarantee the franchisee's debt. Based upon a then-current independent appraisal, we offered to settle the dispute and purchase the assets of the three then-existing restaurants for $1,000,000 in 1991. In November 1992, the FDIC declared the lender insolvent, and the lender has since been liquidated. We closed one of the three restaurants in 1994 and one of the two remaining restaurants in February 1996. In the fourth quarter of 1996, we received information indicating that a third party had acquired the franchisee's indebtedness to the FDIC. In June 1997, the third party filed a lawsuit against us seeking approximately $3,800,000. In April 1999, the district court awarded summary judgment to the third party. In June 2000, the court of appeals reversed the summary judgment and remanded the case to the district court for further action. The third party appealed the court's decision but its appeal was denied. In May 2001, we reached an agreement to settle this matter within our established reserves. There was no impact on our consolidated statements of earnings.

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

         (b) We filed a report on Form 8-K on July 25, 2001 announcing senior management changes.

                    We filed a report on Form 8-K on July 25, 2001 announcing a new Chief Marketing Officer.

                    We filed a report on Form 8-K on August 2, 2001 under Item 5 reporting second quarter earnings.

                    We filed a report on Form 8-K on August 8, 2001 announcing a new Vice President of Research and Development.

                    We filed a report on Form 8-K on August 29, 2001 announcing August comparable sales.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  APPLEBEE'S INTERNATIONAL, INC.
                                  (Registrant)



Date:    October 30, 2001         By:  /s/    Lloyd L. Hill
         -------------------           -----------------------------------------
                                       Lloyd L. Hill
                                       Chairman and Chief Executive Officer
                                       (principal executive officer)


Date:    October 30, 2001         By:  /s/    George D. Shadid
         -------------------           -----------------------------------------
                                       George D. Shadid
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (principal financial officer)


Date:    October 30, 2001         By:  /s/    Mark A. Peterson
         -------------------           -----------------------------------------
                                       Mark A. Peterson
                                       Vice President and Controller
                                       (principal accounting officer)

                         APPLEBEE'S INTERNATIONAL, INC.
                                  EXHIBIT INDEX



  Exhibit
   Number                          Description of Exhibit
------------- ------------------------------------------------------------------


      10.1    Agreement Regarding Employment.
      10.2    Second Amendment to Employee Stock Purchase Plan.