Form 10-K
period 2001-12-30
APPLEBEES INTERNATIONAL INC
filed 2002-03-29
CIK 853665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                   December 30, 2001
                          ------------------------------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 21, 2002 was $1,313,008,921 based upon the closing sale price on March 21, 2002.

The number of shares of the registrant's common stock outstanding as of March 21, 2002 was 37,174,658.

                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 is incorporated into Part III hereof.

                         APPLEBEE'S INTERNATIONAL, INC.
                                    FORM 10-K
                       FISCAL YEAR ENDED DECEMBER 30, 2001
                                      INDEX


                                                                                                               Page
PART I

Item 1.         Business................................................................................        3

Item 2.         Properties..............................................................................       14

Item 3.         Legal Proceedings.......................................................................       16

Item 4.         Submission of Matters to a Vote of Security Holders.....................................       16


PART II

Item 5.         Market for Registrant's Common Equity and
                      Related Stockholder Matters.......................................................       17

Item 6.         Selected Financial Data.................................................................       18

Item 7.         Management's Discussion and Analysis of
                      Financial Condition and Results of Operations.....................................       19

Item 8.         Financial Statements and Supplementary Data.............................................       27

Item 9.         Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure............................................       27

PART III

Item 10.        Directors and Executive Officers of the Registrant......................................       28

Item 11.        Executive Compensation..................................................................       28

Item 12.        Security Ownership of Certain Beneficial Owners and Management..........................       28

Item 13.        Certain Relationships and Related Transactions..........................................       28


PART IV

Item 14.        Exhibits and Reports on Form 8-K........................................................       29

Signatures..............................................................................................       30


                                     PART I

Item 1.       Business

General

References to "Applebee's", "we", "us", and "our" in this document are references to Applebee's International, Inc. and its subsidiaries and any predecessor companies of Applebee's International, Inc. We develop, franchise and operate casual dining restaurants under the name "Applebee's Neighborhood Grill & Bar." With nearly 1,400 restaurants and $2.93 billion in annual system sales, Applebee's Neighborhood Grill and Bar is the largest casual dining concept in America, both in terms of number of restaurants and market share.

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

As of December 30, 2001, there were 1,392 Applebee's restaurants. Franchisees operated 1,082 of these restaurants and 310 restaurants were company operated. The restaurants were located in 49 states and eight international countries. During 2001, 109 new restaurants were opened, including 84 franchise restaurants and 25 company restaurants.

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

Our current strategy is to focus on the Applebee's concept. We divested the Rio Bravo Cantina concept as a part of that strategy. We expect that the Applebee's system will encompass at least 1,800 restaurants in the United States.

The following table sets forth certain unaudited financial information and other restaurant data relating to company and franchise restaurants, as reported to us by franchisees:


                                                                             Fiscal Year Ended
                                                            -----------------------------------------------------
                                                             December 30,       December 31,      December 26,
                                                                 2001               2000              1999
                                                           -----------------  ----------------  -----------------
   Number of restaurants:
   Applebee's:
        Company:
            Beginning of year............................            285               262                247
            Restaurant openings..........................             25                25                 27
            Restaurant closings..........................             --                (2)                --
            Restaurants acquired from (by) franchisees...             --                --                (12)
                                                           -----------------  ----------------  -----------------
            End of year..................................            310               285                262
                                                           -----------------  ----------------  -----------------
        Franchise:
            Beginning of year............................          1,001               906                817
            Restaurant openings..........................             84               100                 80
            Restaurant closings..........................             (3)               (5)                (3)
            Restaurants acquired by (from) franchisees...             --                --                 12
                                                           -----------------  ----------------  -----------------
            End of year..................................          1,082             1,001                906
                                                           -----------------  ----------------  -----------------
        Total Applebee's:
            Beginning of year............................          1,286             1,168              1,064
            Restaurant openings..........................            109               125                107
            Restaurant closings..........................             (3)               (7)                (3)
                                                           -----------------  ----------------  -----------------
            End of year..................................          1,392             1,286              1,168
                                                           =================  ================  =================

   Rio Bravo Cantinas:
        Company:
            Beginning of year............................             --                --                 40
            Restaurants divested.........................             --                --                (40)
                                                           -----------------  ----------------  -----------------
            End of year..................................             --                --                 --
                                                           -----------------  ----------------  -----------------
        Franchise:
            Beginning of year............................             --                --                 26
            Restaurant closings..........................             --                --                 (1)
            Restaurants divested.........................             --                --                (25)
                                                           -----------------  ----------------  -----------------
            End of year..................................             --                --                 --
                                                           -----------------  ----------------  -----------------
        Total Rio Bravo Cantinas:
            Beginning of year............................             --                --                 66
            Restaurant closings..........................             --                --                 (1)
            Restaurants divested.........................             --                --                (65)
                                                           -----------------  ----------------  -----------------
            End of year..................................             --                --                 --
                                                           =================  ================  =================

   Total number of restaurants:
            Beginning of year............................          1,286             1,168              1,134
            Restaurant openings..........................            109               125                107
            Restaurant closings..........................             (3)               (7)                (4)
            Restaurants divested.........................             --                --                (69)
                                                           -----------------  ----------------  -----------------
            End of year..................................          1,392             1,286              1,168
                                                           =================  ================  =================




                                                                             Fiscal Year Ended
                                                           ------------------------------------------------------
                                                             December 30,       December 31,      December 26,
                                                                 2001               2000              1999
                                                           -----------------  ----------------  -----------------
   Weighted average weekly sales per restaurant:
        Applebee's:
            Company.....................................     $    42,660        $    42,183       $    41,674
            Franchise...................................     $    42,241        $    41,137       $    40,297
            Total Applebee's............................     $    42,334        $    41,370       $    40,619

   Change in comparable restaurant sales(1):
        Applebee's:
            Company.....................................             2.5%               1.8%              4.4%
            Franchise...................................             3.0%               1.6%              2.9%
            Total Applebee's............................             2.9%               1.7%              3.2%
   Total system sales (in thousands):
        Applebee's......................................     $ 2,926,288        $ 2,668,539       $ 2,347,388
        Rio Bravo Cantinas..............................             --                 --             42,661
        Specialty restaurants...........................             --                 --              4,806
                                                           -----------------  ----------------  -----------------
            Total system sales..........................     $ 2,926,288        $ 2,668,539       $ 2,394,855
                                                           =================  ================  =================






























--------
   (1) When computing comparable restaurant sales, restaurants open for at least 18 months are compared from period to period.

The Applebee's System

Concept. Each Applebee's restaurant is designed as an attractive, friendly, neighborhood establishment featuring moderately priced, high quality food and beverage items, table service and a comfortable atmosphere. Our restaurants appeal to a wide range of customers including young adults, senior citizens and families with young children.

During 1998, we initiated a strategy to enter into counties with a population of less than 50,000. We have been successful at market penetration of the Applebee's concept, and we recognize that small towns represent a market with significant potential. As of December 30, 2001, there were a total of 92 restaurants open in these smaller markets, and we anticipate at least 150 restaurants to be opened long-term in small towns. Because of these factors, we expect that the Applebee's system will encompass at least 1,800 restaurants in the United States.

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

Menu. Each restaurant offers a diverse menu of high quality, moderately priced food and beverage items consisting of traditional favorites and signature dishes. The restaurants feature a broad selection of entrees, including beef, chicken, seafood and pasta items prepared in a variety of cuisines, as well as appetizers, salads, sandwiches, specialty drinks and desserts. Substantially all restaurants offer beer, wine, liquor and premium specialty drinks. During 2001, alcoholic beverages accounted for 14.1% of company owned restaurant sales.

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

Training. We have an operations training course for general managers, kitchen managers and other restaurant managers. The course consists of in-store task-oriented training and formal administrative, customer service, and financial training. We ensure that new restaurants comply with our standards by providing them with a team of trainers to conduct hands-on training for all restaurant employees. We also provide periodic training for our restaurant employees regarding various topics, generally through in-restaurant seminars and video presentations.

Advertising. We have historically concentrated our advertising and marketing efforts primarily on food-specific promotions. We advertise on a national, regional and local basis, utilizing primarily television, radio and print media. In 2001, approximately 4.3% of sales for company restaurants was spent on advertising. This amount includes contributions to the national advertising pool which develops and funds the specific national promotions. We focus the remainder of our advertising expenditures on local advertising in areas with company owned restaurants.

Purchasing. Maintaining high food quality and system-wide consistency is a central focus of our purchasing program. We mandate quality standards for all products used in the restaurants, and we maintain a limited list of approved suppliers from which we and our franchisees must select. We have negotiated purchasing agreements with most of our approved suppliers which result in volume discounts for us and our franchisees. Additionally, when necessary we purchase and maintain inventories of Riblets, a specialty item on the Applebee's menu, to assure sufficient supplies for the system. In 2001, we began a new multi-year supply chain management initiative designed to leverage our size, improve sourcing of products and optimize distribution.

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

In order to maximize overall system growth, our expansion strategy through 1992 emphasized franchise arrangements with experienced, successful and financially capable restaurant operators. We continue to expand the Applebee's system across the United States through franchise operations, but beginning in 1992, our growth strategy also included increasing the number of company owned restaurants. We have tried to achieve this goal in two ways. First, we have developed strategic territories. Second, when franchises are available for purchase under acceptable financial terms, we have selectively acquired existing franchise restaurants and terminated the selling franchisee's related development rights. Using this strategy, we have expanded from a total of 31 company owned or operated restaurants as of December 27, 1992 to a total of 310 as of December 30, 2001. We accomplished this expansion by opening 234 new restaurants and acquiring 81 franchise restaurants over the last nine years. In addition, as part of our portfolio management strategy, we have sold 26 restaurants to franchisees during this nine-year period.

We opened 25 new Applebee's restaurants in 2001 and anticipate opening approximately 25 new Applebee's restaurants in 2002. We may open more or fewer restaurants depending upon the availability of appropriate new sites. The following table shows the areas where our company restaurants were located as of December 30, 2001:






                                     Area
        ---------------------------------------------------------------
        Detroit/Southern Michigan...................................               55
        New England (includes Massachusetts, Vermont,
          New Hampshire, Rhode Island and Maine)....................               52
        Minneapolis/St. Paul, Minnesota.............................               44
        Virginia....................................................               38
        North/Central Texas.........................................               36
        St. Louis, Missouri/Illinois................................               25
        Kansas City, Missouri/Kansas................................               24
        Las Vegas/Reno, Nevada......................................               12
        Atlanta, Georgia............................................                9
        Albuquerque, New Mexico.....................................                8
        San Diego/Southern California...............................                7
                                                                       -------------------
                                                                                  310
                                                                       ===================

Restaurant Operations. The staff for a typical restaurant consists of one general manager, one kitchen manager, two or three assistant managers and approximately 60 hourly employees. All managers of company owned restaurants receive a salary and performance bonus based on restaurant sales, profits and adherence to our standards. As of December 30, 2001, we employed ten Regional Vice Presidents of Operations/Directors of Operations and 50 Area Directors. The Area Directors' duties include regular restaurant visits and inspections which ensure the ongoing maintenance of our standards of quality, service, cleanliness, value, and courtesy. In addition to providing a significant
contribution  to  revenues  and  operating   earnings,   we  use  company  owned
restaurants for many purposes which are integral to the development of the entire system, including testing of new menu items and training of franchise restaurant managers and operating personnel.

The Applebee's Franchise System

Franchise Territory and Restaurant Openings. We currently have exclusive franchise arrangements with 66 franchise groups, including 15 international franchisees. We have generally selected franchisees that are experienced multi-unit restaurant operators who have been involved with other restaurant concepts. Our franchisees operate Applebee's restaurants in 43 states and eight international countries. We have assigned the vast majority of all territories in the contiguous 48 states or have designated them for company development.

As of December 30, 2001, there were 1,082 franchise restaurants. Franchisees opened 80 restaurants in 1999, 100 restaurants in 2000 and 84 restaurants in 2001. We anticipate between 80 to 90 franchise restaurant openings in 2002.

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

For each restaurant developed, a franchisee is currently obligated to pay an initial franchisee fee (which typically ranges from $30,000 to $35,000) and a royalty fee equal to 4% of the restaurant's monthly gross sales. We have executed agreements with a majority of our franchisees which maintain the existing royalty fees of 4% and extend the current franchise and development agreements until January 1, 2020. The revised agreements establish new restaurant development obligations over the next several years which support our long-term expectation of at least 1,800 restaurants in the United States. The terms, royalties and advertising fees under a limited number of franchise agreements and the franchise fees under older development agreements vary from the currently offered arrangements.

Advertising. We currently require domestic franchisees to contribute 2.25% of gross sales to the national advertising pool. This amount is in addition to their required spending of at least 1.5% of gross sales on local advertising and promotional activities. Franchisees also promote the opening of each restaurant and we reimburse the franchisee for 50% of the out-of-pocket opening advertising expenditures, subject to certain conditions. The maximum amount we will reimburse for these expenditures is $2,500. Under our franchise agreements, we can increase the combined amount of the advertising fee and the amount required to be spent on local advertising and promotional activities to a maximum of 5% of gross sales.

Training and Support. We provide ongoing advice and assistance to franchisees in connection with the operation and management of each restaurant through training sessions, meetings, seminars, on-premises visits, and by written or other material. We also assist franchisees with business planning, development, technology and human resource efforts.

Quality Control. We continuously monitor franchisee operations and inspect restaurants, principally through our full-time franchise consultants (22 as of December 30, 2001). We make both scheduled and unannounced inspections of restaurants to ensure that only approved products are in use and that our prescribed operations practices and procedures are being followed. A minimum of three planned visits are made each year, during which one of our representatives conducts an inspection and consultation at each restaurant. We have the right to terminate a franchise if a franchisee does not operate and maintain a restaurant in accordance with our requirements.

Franchise Business Council. We maintain a Franchise Business Council which provides us with advice about operations, marketing, product development and other aspects of restaurant operations for the purpose of improving the franchise system. As of December 30, 2001, the Franchise Business Council consisted of seven franchisee representatives and two members of our senior management. Two franchisee representatives are permanent members, one franchisee representative must be a franchisee with five or less restaurants, and any franchisee who operates 10% or more of the total number of system restaurants (currently none) is reserved a seat. Franchisees elect the remaining franchisee representatives annually.

International Franchise Agreements. We continue to pursue international franchising of the Applebee's concept under a long-term strategy of controlled expansion. This strategy includes seeking qualified franchisees with the resources to open multiple restaurants in each territory and those with familiarity with the specific local business environment. We are currently focusing on international franchising in Canada, Latin America and the Mediterranean/Middle East. In this regard, we currently have development agreements with 15 international franchisees. Franchisees operated 38 international restaurants as of December 30, 2001. The success of further international expansion will depend on, among other things, local acceptance of the Applebee's concept and our ability to attract qualified franchisees and operating personnel. We must also comply with the regulatory requirements of the local jurisdictions, and supervise international franchisee operations effectively.

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

Employees

As of December 30, 2001, we employed approximately 20,900 full and part-time employees. Of those, approximately 450 were corporate personnel, 1,350 were restaurant managers or managers in training and 19,100 were employed in non-management full and part-time restaurant positions. Of the 450 corporate employees, approximately 160 were in management positions and 290 were general office employees, including part-time employees.

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

Executive Officers of the Registrant

Our executive officers as of December 30, 2001 are shown below.


                 Name                Age                                    Position

    Lloyd L. Hill.................... 57     Chairman  of the  Board of  Directors,  Chief  Executive  Officer  and
                                                President
    George D. Shadid................. 47     Executive Vice President and Chief Financial  Officer (Chief Operating
                                                Officer  effective  March 1,  2002),  Treasurer  and  Member of the
                                                Board of Directors
    Steven K. Lumpkin................ 47     Executive  Vice  President  and  Chief   Development   Officer  (Chief
                                                Financial Officer and Treasurer effective March 1, 2002)
    Larry A. Cates................... 53     President of International Division
    John C. Cywinski................. 39     Senior Vice President and Chief Marketing Officer
    David L. Goebel.................. 51     Senior Vice President of Franchise Operations
    Louis A. Kaucic.................. 50     Senior Vice President and Chief People Officer
    David R. Parsley................. 55     Senior Vice President of Purchasing and Distribution
    Carin L. Stutz................... 45     Senior Vice President of Company Operations


Lloyd L. Hill was elected a director in August 1989. Mr. Hill was appointed Executive Vice President and Chief Operating Officer in January 1994. In December 1994, he assumed the role of President in addition to his role as Chief Operating Officer. Effective January 1, 1997, Mr. Hill assumed the role of Co-Chief Executive Officer. In January 1998, he assumed the full duties of Chief Executive Officer. In May 2000, Mr. Hill was elected Chairman of the Board of Directors. Prior to joining Applebee's, he served as President of Kimberly Quality Care, a home health care and nurse personnel staffing company from December 1989 to December 1993, where he also served as a director from 1988 to 1993, having joined that organization in 1980.

George D. Shadid was employed by Applebee's in August 1992, and served as Senior Vice President and Chief Financial Officer until January 1994 when he was promoted to Executive Vice President and Chief Financial Officer. He also became Treasurer in March 1995. In March 1999, Mr. Shadid was elected a director. In March 2002, he assumed the position of Chief Operating Officer. Prior to joining Applebee's, he served as Corporate Controller of Gilbert/Robinson, Inc. from 1985 to 1987, at which time he was promoted to Vice President, and in 1988 assumed the position of Vice President and Chief Financial Officer, which he held until August 1992. From 1976 until 1985, Mr. Shadid was employed by Deloitte & Touche LLP.

Steven K. Lumpkin was employed by Applebee's in May 1995 as Vice President of Administration. In January 1996, he was promoted to Senior Vice President of Administration. In November 1997, he assumed the position of Senior Vice President of Strategic Development and in January 1998 was promoted to Executive Vice President of Strategic Development. He was named Chief Development Officer in March 2001. In March 2002, Mr. Lumpkin assumed the position of Chief Financial Officer and Treasurer. Prior to joining Applebee's, Mr. Lumpkin was a Senior Vice President with a division of the Olsten Corporation, Olsten Kimberly Quality Care from July 1993 until January 1995. From June 1990 until July 1993, Mr. Lumpkin was an Executive Vice President and a member of the board of directors of Kimberly Quality Care. From January 1978 until June 1990, Mr. Lumpkin was employed by Price Waterhouse LLP, where he served as a management consulting partner and certified public accountant.

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

John C. Cywinski was employed by Applebee's in July 2001 as Senior Vice President and Chief Marketing Officer. Prior to joining Applebee's, Mr. Cywinski was employed as Vice President of Brand Strategy for McDonald's Corporation from April 1999 to July 2001. From October 1996 to April 1999, he was President of Buena Vista Pictures Marketing, the motion picture division of The Walt Disney Company. Prior to 1996, Mr. Cywinski held various positions with Burger King Corporation.

David L. Goebel was employed by Applebee's in February 2001 as Senior Vice President of Franchise Operations. Prior to joining Applebee's, Mr. Goebel headed a management company that provided consulting and strategic planning services to various businesses from April 1998 to February 2001. Prior to 1998, he held several executive positions with various restaurant companies.

Louis A. Kaucic was employed by Applebee's in October 1997 as Senior Vice President of Human Resources. He was named Chief People Officer in March 2001. Prior to joining Applebee's, Mr. Kaucic was Vice President of Human Resources and later promoted to Senior Vice President of Human Resources with Unique Casual Restaurants, Inc., which operated several restaurant concepts, from July 1992 until October 1997. From 1982 to 1992, he was employed by Pizza Hut in a variety of positions, including Director of Employee Relations. From 1978 to 1982, Mr. Kaucic was employed by Kellogg's as an Industrial Relations Manager.

David R. Parsley was employed by Applebee's in April 2000 as Senior Vice President of Purchasing and Distribution. Prior to joining Applebee's, Mr. Parsley held several positions with Prandium, Inc., operator of El Torito, Chi-Chi's and Koo Koo Roo, from November 1996 to April 2000, most recently as Senior Vice President of Quality and Supply Chain Management. He has also held purchasing positions with The Panda Management Company, Carl Karcher Enterprises, Proficient Food Company, Inc., and Baxter Healthcare Corporation.

Carin L. Stutz was employed by Applebee's in November 1999 as Senior Vice President of Company Operations. Prior to joining Applebee's, Ms. Stutz was Division Vice President with Wendy's International from July 1994 to November 1999. From 1993 to 1994, she was Regional Operations Vice President for Sodexho, USA. From 1990 to 1993, Ms. Stutz was employed by Nutri/System, Inc. as a Vice President of Corporate Operations. Prior to 1990, Ms. Stutz was employed for 12 years with Wendy's International.

Item 2.       Properties


As of December 30, 2001, we owned or operated 310 restaurants. Of these, we leased the land and building for 60 sites, owned the building and leased the land for 116 sites, and owned the land and building for 134 sites. In addition, as of December 30, 2001, we owned 4 sites for future development of restaurants and had entered into 12 lease agreements for restaurant sites we plan to open during 2002. Our leases generally have an initial term of 15 to 20 years, with renewal terms of 5 to 20 years, and provide for a fixed rental plus, in certain instances, percentage rentals based on gross sales.

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

The following table sets forth the 49 states and the eight international countries in which Applebee's are located and the number of restaurants operating in each state or country as of December 30, 2001:




                                                                 Number of Restaurants
                                                  -----------------------------------------------------
                    State or Country                 Company            Franchise        Total System
            ----------------------------------    --------------      --------------     --------------

            Domestic:
            --------
            Alabama........................               --                 27                  27
            Alaska.........................               --                  1                   1
            Arizona........................               --                 22                  22
            Arkansas.......................               --                  7                   7
            California.....................                7                 70                  77
            Colorado.......................               --                 28                  28
            Connecticut....................               --                  9                   9
            Delaware.......................               --                  5                   5
            Florida........................               --                 82                  82
            Georgia........................                9                 53                  62
            Idaho..........................               --                  9                   9
            Illinois.......................                6                 43                  49
            Indiana........................               --                 51                  51
            Iowa...........................               --                 22                  22
            Kansas.........................               10                 15                  25
            Kentucky.......................               --                 31                  31
            Louisiana......................               --                 17                  17
            Maine..........................                6                 --                   6
            Maryland.......................               --                 19                  19
            Massachusetts..................               26                 --                  26
            Michigan.......................               55                 12                  67
            Minnesota......................               41                  1                  42
            Mississippi....................               --                 14                  14
            Missouri.......................               33                 10                  43
            Montana........................               --                  7                   7
            Nebraska.......................               --                 14                  14
            Nevada.........................               12                 --                  12
            New Hampshire..................               12                 --                  12
            New Jersey.....................               --                 26                  26
            New Mexico.....................                8                  5                  13
            New York.......................               --                 63                  63
            North Carolina.................                1                 43                  44
            North Dakota...................               --                  7                   7
            Ohio...........................               --                 69                  69
            Oklahoma.......................               --                 13                  13
            Oregon.........................               --                 12                  12
            Pennsylvania...................               --                 43                  43
            Rhode Island...................                6                 --                   6
            South Carolina.................               --                 40                  40
            South Dakota...................               --                  4                   4
            Tennessee......................               --                 44                  44
            Texas..........................               36                 25                  61
            Utah...........................               --                 10                  10
            Vermont........................                2                 --                   2
            Virginia.......................               37                  9                  46
            Washington.....................               --                 16                  16
            West Virginia..................               --                 13                  13
            Wisconsin......................                3                 29                  32
            Wyoming........................               --                  4                   4
                                                  --------------      --------------     --------------
            Total Domestic.................              310              1,044               1,354
                                                  --------------      --------------     --------------




                                                                 Number of Restaurants
                                                  -----------------------------------------------------
                    State or Country                 Company            Franchise        Total System
            ----------------------------------    --------------      --------------     --------------
            International:
            -------------
            Canada.........................               --                 14                  14
            Egypt..........................               --                  1                   1
            Greece.........................               --                  2                   2
            Honduras.......................               --                  2                   2
            Kuwait.........................               --                  2                   2
            Mexico.........................               --                 11                  11
            Netherlands....................               --                  5                   5
            Sweden.........................               --                  1                   1
                                                  --------------      --------------     --------------
            Total International............               --                 38                  38
                                                  --------------      --------------     --------------
                                                         310              1,082               1,392
                                                  ==============      ==============     ==============



Item 3.      Legal Proceedings

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

While the resolution of the matters described above may have an impact on the financial results for the period in which they are resolved, we believe that the ultimate disposition of these matters will not, individually or in the aggregate, have a material adverse effect upon our business or consolidated financial position.

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




                                                       2001                              2000
                                          -------------------------------   -------------------------------
                                               High            Low               High            Low
                                          --------------- ---------------   --------------- ---------------
                First Quarter              $      24.29    $     18.67       $      19.92    $     16.00
                Second Quarter             $      32.00    $     23.81       $      25.04    $     17.04
                Third Quarter              $      33.08    $     25.98       $      21.42    $     13.63
                Fourth Quarter             $      36.89    $     26.40       $      23.08    $     15.00

2.       Number of stockholders of record at December 30, 2001:    941

3. We declared an annual dividend of $0.08 per common share on December 13, 2001 for stockholders of record on December 26, 2001, and the dividend was payable on January 29, 2002. We declared an annual dividend of $0.07 per common share on December 14, 2000 for stockholders of record on December 29, 2000, and the dividend was payable on January 29, 2001.

         We presently anticipate continuing the payment of cash dividends based upon our annual net income. The actual amount of such dividends will depend upon future earnings, results of operations, capital requirements, our financial condition and certain other factors. There can be no assurance as to the amount of net income that we will generate in 2002 or future years and, accordingly, there can be no assurance as to the amount that will be available for the declaration of dividends, if any.

Item 6.       Selected Financial Data

The following table sets forth for the periods and the dates indicated our selected financial data. The fiscal year ended December 31, 2000 contained 53 weeks, and all other periods presented contained 52 weeks. The following should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. All per share and weighted average share information has been restated to reflect a three-for-two stock split in 2001.


                                                                          Fiscal Year Ended
                                           --------------------------------------------------------------------------------
                                            December 30,    December 31,    December 26,    December 27,     December 28,
                                                2001            2000            1999            1998             1997
                                           --------------- --------------- --------------- --------------- ----------------
                                                              (in thousands, except per share amounts)
STATEMENT OF EARNINGS DATA:
Company restaurant sales.................     $  651,119      $  605,414      $  596,754      $  580,840      $  452,173
Franchise income.........................         93,225          84,738          72,830          66,722          63,647
                                           --------------- --------------- --------------- --------------- ----------------
     Total operating revenues............     $  744,344      $  690,152      $  669,584      $  647,562      $  515,820
                                           =============== =============== =============== =============== ================
Operating earnings.......................     $  112,427      $  107,207      $   94,910      $   88,562      $   71,283
Earnings before extraordinary item.......     $   65,650      $   63,161      $   54,198      $   50,656      $   45,091
Basic earnings per share before
   extraordinary item....................     $     1.77      $     1.61      $     1.27      $     1.12      $     0.96
Diluted earnings per share before
   extraordinary item....................     $     1.73      $     1.60      $     1.26      $     1.11      $     0.95
Net earnings.............................     $   64,401      $   63,161      $   54,198      $   50,015      $   45,091
Basic net earnings per share.............     $     1.74      $     1.61      $     1.27      $     1.10      $     0.96
Diluted net earnings per share...........     $     1.70      $     1.60      $     1.26      $     1.10      $     0.95
Dividends per share......................     $     0.08      $     0.07      $     0.07      $     0.06      $     0.05
Basic weighted average shares
   outstanding...........................         37,008          39,228          42,605          45,408          47,102
Diluted weighted average shares
   outstanding...........................         37,918          39,447          42,902          45,578          47,460

BALANCE SHEET DATA
     (AT END OF FISCAL YEAR):
Total assets.............................     $  500,411      $  471,707      $  442,216      $  510,904      $  377,474
Long-term obligations, including
  current portion........................     $   74,568      $   91,355      $  108,100      $  147,188      $   29,105
Stockholders' equity.....................     $  325,183      $  281,718      $  253,873      $  296,053      $  290,443


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

We operate on a 52 or 53 week fiscal year ending on the last Sunday in December. Our fiscal years ended December 30, 2001, December 31, 2000 and December 26, 1999 contained 52, 53 and 52 weeks, respectively, and are referred to hereafter as 2001, 2000 and 1999, respectively.

Critical Accounting Policies

Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which were prepared in accordance with accounting principles generally accepted in the United States of America. These principles require us to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and notes thereto. Actual results may differ from these estimates, and such differences may be material to the consolidated financial statements. We believe that the following significant accounting policies involve a higher degree of judgement or complexity (see Note 2 of our Consolidated Financial Statements for a complete discussion of our significant accounting policies).

Property and equipment: Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets. The useful lives of the assets are based upon management's expectations for the period of time that the asset will be used for the generation of revenue. We periodically review the assets for changes in circumstances which may impact their useful lives.

Impairment of long-lived assets: We periodically review property and equipment for impairment using historical cash flows as well as current estimates of future cash flows. This assessment process requires the use of estimates and assumptions which are subject to a high degree of judgement. In addition, we periodically assess the recoverability of goodwill and other intangible assets which requires us to make assumptions regarding the future cash flows and other factors to determine the fair value of the assets. If these assumptions change in the future, we may be required to record impairment charges for these assets.

Other estimates: We are required to make judgements and or estimates in the determination of several of the accruals that are reflected in our consolidated financial statements. We believe that the following accruals are subject to a higher degree of judgement.

We are periodically involved in various legal actions arising in the normal course of business. We are required to assess the probability of any adverse judgements as well as the potential ranges of any losses. We determine the required accruals after a careful review of the facts of each legal action. Our accruals may change in the future due to new developments in these matters.

We use estimates in the determination of the required accruals for general liability, workers' compensation and health insurance. These estimates are based upon a detailed examination of historical and industry claims experience. This claims information may change in the future and may require us to revise these accruals.

We continually assess the collectibility of our receivables based on several factors. This assessment requires us to use estimates and make determinations regarding collectibility based upon specific information available to us at the time. The allowance for bad debts may change in the future due to new developments.

We continually reassess our assumptions and judgements and make adjustments when significant facts and circumstances dictate. Historically, actual results have not been materially different than the estimates that are described above.

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


                                                                           Fiscal Year Ended
                                                            ------------------------------------------------
                                                             December 30,    December 31,     December 26,
                                                                 2001            2000             1999
                                                            --------------  ---------------  ---------------
  Revenues:
       Company restaurant sales.........................           87.5%           87.7%            89.1%
       Franchise income.................................           12.5            12.3             10.9
                                                            --------------  ---------------  ---------------
          Total operating revenues......................          100.0%          100.0%           100.0%
                                                            ==============  ===============  ===============
  Cost of sales (as a percentage of company restaurant sales):
       Food and beverage................................           27.0%           27.4%            27.5%
       Labor............................................           32.1            31.6             31.6
       Direct and occupancy.............................           25.3            25.0             24.4
       Pre-opening expense..............................            0.3             0.3              0.3
                                                            --------------  ---------------  ---------------
          Total cost of sales...........................           84.7%           84.4%            83.7%
                                                            ==============  ===============  ===============

  General and administrative expenses...................            9.8%            9.4%             9.5%
  Amortization of intangible assets.....................            0.8             0.9              0.9
  Loss on disposition of restaurants and equipment......            0.2             0.2              0.8
                                                            --------------  ---------------  ---------------
  Operating earnings....................................           15.1            15.5             14.2
                                                            --------------  ---------------  ---------------
  Other income (expense):
       Investment income................................            0.2             0.2              0.2
       Interest expense.................................           (1.0)           (1.3)            (1.6)
       Other income (expense)...........................           (0.4)            0.1              0.1
                                                            --------------  ---------------  ---------------
          Total other expense...........................           (1.1)           (1.1)            (1.4)
                                                            --------------  ---------------  ---------------
  Earnings before income taxes and extraordinary item...           14.0            14.5             12.8
  Income taxes..........................................            5.1             5.3              4.7
                                                            --------------  ---------------  ---------------
  Earnings before extraordinary item....................            8.8             9.2              8.1
  Extraordinary loss from early extinguishment
       of debt, net of income taxes.....................           (0.2)            --               --
                                                            --------------  ---------------  ---------------
  Net earnings..........................................            8.7%            9.2%             8.1%
                                                            ==============  ===============  ===============


Fiscal  Year   Ended  December  30,  2001  Compared   With   Fiscal  Year  Ended
December 31, 2000
--------------------------------------------------------------------------------

Company Restaurant Sales. Total company restaurant sales increased $45,705,000 (7.5%) from $605,414,000 in 2000 to $651,119,000 in 2001 due primarily to company restaurant openings and increases in comparable restaurant sales which were partially offset by the fifty-third week in 2000.

Comparable restaurant sales at company restaurants increased by 2.5% in 2001. Weighted average weekly sales at company restaurants increased 1.1% from $42,183 in 2000 to $42,660 in 2001. These increases were due primarily to an increase in the average guest check resulting from the company's food promotions and menu price increases of approximately 2.0%.

Franchise Income. Overall franchise income increased $8,487,000 (10.0%) from $84,738,000 in 2000 to $93,225,000 in 2001 due primarily to the increased number of franchise restaurants operating during 2001 as compared to 2000 and increases in comparable restaurant sales. This increase was partially offset by the fifty-third week in 2000. Comparable restaurant sales and weighted average weekly sales for franchise restaurants increased 3.0% and 2.7%, respectively, in 2001.

Cost of Company Restaurant Sales. Food and beverage costs decreased from 27.4% in 2000 to 27.0% in 2001. This decrease was due primarily to the impact of the menu price increases in 2001, a supply chain management initiative in 2001, and higher costs relating to the implementation of a new menu in the fourth quarter of 2000.

Labor costs increased from 31.6% in 2000 to 32.1% in 2001. This increase was due to higher costs related to management staffing levels and higher management incentive compensation.

Direct and occupancy costs increased from 25.0% in 2000 to 25.3% in 2001 due primarily to higher utility costs and repairs and maintenance expense. This increase was partially offset by a decrease in advertising costs, as a percentage of sales, due to increased advertising in 2000 relating to the implementation of our new menu in company restaurants.

General and Administrative Expenses. General and administrative expenses increased from 9.4% in 2000 to 9.8% in 2001 due primarily to costs associated with our supply chain management initiative and strategic brand assessment project as well as higher incentive compensation expense. These costs were partially offset by the absorption of general and administrative expenses over a larger revenue base.

Interest Expense. Interest expense decreased in 2001 compared to 2000 due primarily to a reduction in our debt levels, the termination of our interest rate swap agreements in November 2001 and lower interest rates in 2001 as compared to 2000.

Other Expense. Other expense increased in 2001 compared to 2000 due primarily to a payment of $4,470,000 to terminate our interest rate swap agreements.

Income Taxes. The effective income tax rate, as a percentage of earnings before income taxes, was 36.8% in both 2000 and 2001. Beginning in fiscal 2002, we anticipate the effective income tax rate will decrease to approximately 36.5%, as a percentage of earnings before income taxes.

Extraordinary Item. In connection with the early extinguishment of debt, we wrote-off the remaining unamortized portion of the related deferred financing costs which is reflected as an extraordinary loss of $1,249,000, net of income taxes, in the accompanying consolidated statement of earnings for 2001.

Fiscal  Year  Ended  December  31,  2000  Compared   With   Fiscal   Year  Ended
December 26, 1999
--------------------------------------------------------------------------------

Company Restaurant Sales. Total company restaurant sales increased $8,660,000 (1.5%) from $596,754,000 in 1999 to $605,414,000 in 2000. Sales for company
restaurants   increased   $42,104,000   (7.5%)  from  $563,310,000  in  1999  to
$605,414,000 in 2000 due primarily to company restaurant openings, the fifty-third week in 2000 and increases in comparable restaurant sales. These increases were partially offset by the sale of the Philadelphia restaurants in December 1999. The remaining change in total company restaurant sales resulted from the sale of the Rio Bravo Cantina and specialty restaurants in April 1999.

Comparable restaurant sales at company Applebee's restaurants increased by 1.8% in 2000. Weighted average weekly sales at company Applebee's restaurants increased 1.2% from $41,674 in 1999 to $42,183 in 2000. These increases were due primarily to an increase in the average guest check resulting from the company's food promotions and increased sales of appetizers, drinks and desserts.

Franchise Income. Overall franchise income increased $11,908,000 (16.4%) from $72,830,000 in 1999 to $84,738,000 in 2000 due primarily to the increased number of franchise Applebee's restaurants operating during 2000 as compared to 1999, the fifty-third week in 2000 and an increase in franchise fees due to an increase in franchise openings from 80 in 1999 to 100 in 2000. Comparable restaurant sales and weighted average weekly sales for franchise Applebee's restaurants increased 1.6% and 2.1%, respectively, in 2000.

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

Liquidity and Capital Resources

Our need for capital historically has resulted from the construction and acquisition of restaurants and the repurchase of our common shares. For the foreseeable future, this should continue to be the case. In the past, we have obtained capital through public stock offerings, debt financing, and our ongoing operations. Income from our ongoing operations includes cash generated from company and franchise operations, credit from trade suppliers, real estate lease financing, and landlord contributions to leasehold improvements. We have also used our common stock as consideration in the acquisition of restaurants. In addition, we have assumed debt or issued new debt in connection with certain mergers and acquisitions.

Capital expenditures were $46,220,000 in 2000 and $50,086,000 in 2001. We currently expect to open approximately 25 Applebee's restaurants, and capital expenditures are expected to be between $60,000,000 and $65,000,000, in 2002. These expenditures will primarily be for the development of new restaurants, refurbishment and capital replacement for existing restaurants, and the enhancement of information systems including a new accounting and human resource information system. Because we expect to continue to purchase a portion of our sites, the amount of actual capital expenditures will be dependent upon, among other things, the proportion of leased versus owned properties. In addition, if we open more restaurants than we currently anticipate or acquire additional restaurants, our capital requirements will increase accordingly.

In November 2001, we completed the refinancing of our senior term loan and working capital facilities. The new bank credit agreement provides for a
$150,000,000 three-year unsecured revolving credit facility, of which $25,000,000 may be used for the issuance of letters of credit. The proceeds were used to repay indebtedness related to our prior credit facilities. The new facility is subject to various covenants and restrictions which, among other things, require the maintenance of stipulated fixed charge, leverage and indebtedness to capitalization ratios, as defined, and limit additional indebtedness and capital expenditures in excess of specified amounts. Cash dividends are limited to $10,000,000 annually. The facility is subject to standard other terms, conditions, covenants, and fees. We are currently in compliance with the covenants contained in our new credit agreement.

     In February 2001, our Board of Directors authorized the repurchase of up to $55,000,000 of our common stock through 2001, subject to market conditions and applicable restrictions imposed by our then-current credit agreement. Including this authorization, our Board of Directors has approved a total of five plans to repurchase up to $262,500,000 of our common stock, subject to market conditions, since 1997. We repurchased 1,909,000 shares of our common stock at an aggregate cost of $44,987,000 in 2001. Since 1997, we have repurchased 13,214,000 shares of our common stock at an aggregate cost of $240,470,000 under these authorizations. In February 2002, our Board of Directors extended the remaining $20,600,000 of the 2001 authorization through 2002.

     As of December 30, 2001, our liquid assets totaled $22,747,000. These assets consisted of cash and cash equivalents in the amount of $22,048,000 and short-term investments in the amount of $699,000. The working capital deficit decreased from $42,995,000 as of December 31, 2000 to $29,747,000 as of December 30, 2001. This decrease was due primarily to increases in cash and cash equivalents. As of December 30, 2001, we had borrowings of $70,000,000 and standby letters of credit of $5,486,000 outstanding under our $150,000,000 revolving credit facility. We also had a standby letter of credit for $827,000 outstanding with another financial institution.

We believe that our liquid assets and cash generated from operations, combined with borrowings available under our credit facilities, will provide sufficient funds for our operating, capital and other requirements for the foreseeable future.

The following table shows our bank debt amortization schedule, our future capital lease commitments and our future operating lease commitments as of December 30, 2001:

                                  Financial Commitments (in thousands)
----------------------------------------------------------------------------------------------------------
                                                2002            2003            2004           Beyond
                                           --------------- --------------- --------------- ---------------
Bank Debt................................     $      --       $      --       $   70,000      $      --
Capital Lease Obligations................     $      691      $      715      $      741      $    9,097
Operating Leases.........................     $   14,206      $   14,105      $   13,173      $  129,303



In addition, we have lease guarantees of approximately $27,800,000 and franchise guarantees of approximately $400,000 as of December 30, 2001 (see Note 10 to our Consolidated Financial Statements).

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

SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. This Statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No. 142 is effective for us beginning in fiscal 2002. Beginning in fiscal 2002, we will cease amortization of our goodwill and will perform the required transitional goodwill impairment test within six months of adoption of SFAS No. 142.

At the adoption date, we will have unamortized goodwill of approximately $77,965,000, which will be subject to the transitional provisions of SFAS No.
142. The termination of goodwill amortization is expected to eliminate approximately $5,300,000 of expense in fiscal 2002, subject to identification of other intangible assets which would continue to be amortized. We are currently performing the initial transitional goodwill impairment test which includes determining whether we have an impairment charge to be recognized. Such a transitional impairment charge would be recognized as the cumulative effect of a change in accounting principle in our consolidated financial statements.

During the first quarter of 2002, we are required to assess the useful lives and residual values of our other intangible assets acquired in purchase business combinations and make any necessary adjustments. Any intangible assets with indefinite useful lives will be tested for impairment in accordance with SFAS No. 142. The adoption of SFAS No. 142 is not expected to have a material impact on our consolidated financial statements.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 retains many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with that Statement. We will adopt SFAS No. 144 beginning in fiscal 2002. The adoption of SFAS No. 144 will not have a material impact on our consolidated financial statements.

Forward-Looking Statements

The statements contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section regarding restaurant development, capital expenditures and financial commitments are forward-looking and based on current expectations. There are several risks and uncertainties that could cause actual results to differ materially from those described. These risks include but are not limited to the impact of intense competition in the casual dining segment of the restaurant industry and our ability to control restaurant operating costs which are impacted by market changes, minimum wage and other employment laws, food costs and inflation. For a more detailed discussion of the principal factors that could cause actual results to be materially different, you should read our current report on Form 8-K which we filed with the Securities and Exchange Commission on February 13, 2002. We disclaim any obligation to update forward-looking statements.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from fluctuations in interest rates and changes in commodity prices. Our revolving credit facility bears interest at either the bank's prime rate or LIBOR plus 1.0%, at our option. As of December 30, 2001, the total amount of debt subject to interest rate fluctuations was $70,000,000 which was outstanding on our revolving credit facility. A 1% change in interest rates would result in an increase or decrease in interest expense of $700,000 per year. We may from time to time enter into interest rate swap agreements to manage the impact of interest rate changes on our earnings.


Item 8.       Financial Statements and Supplementary Data

See the Index to Consolidated Financial Statements on Page F-1.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant

If you would like information about our executive officers, you should read the section entitled "Executive Officers of the Registrant" in Part I of this report. If you would like information about our Directors, you should read the Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 9, 2002. We incorporate that Proxy Statement in this document by reference.

Item 11.      Executive Compensation

If you would like information about our executive compensation, you should read the information under the caption "Executive Compensation" in the Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 9, 2002. We incorporate that information in this document by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

If you would like information about the stock owned by our management and certain large stockholders, you should read the information under the caption "Stock Ownership of Officers, Directors and Major Stockholders" in the Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 9, 2002. We incorporate that information in this document by reference.

Item 13.      Certain Relationships and Related Transactions

If you would like information about certain transactions which we have completed or certain relationships which we have entered into, you should read the information under the caption "Certain Transactions" in the Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 9, 2002. We incorporate that information in this document by reference.

                                     PART IV

Item 14.      Exhibits and Reports on Form 8-K

(a)      List of documents filed as part of this report:

         1.      Financial Statements:

                 The financial statements are listed in the accompanying "Index to Consolidated Financial Statements" on Page F-1.

         2.      Exhibits:

                 The exhibits filed with or incorporated by reference in this report are listed on the Exhibit Index beginning on page E-1.

(b)      Reports on Form 8-K:

         We filed a report on Form 8-K on October 3, 2001, announcing the webcast of our presentations at the RBC Dain Rauscher Wessels Restaurant and Specialty Foods Conference and the Robertson Stephens Consumer Conference.

         We filed a report on Form 8-K on October 3, 2001, reporting September 2001 comparable sales and updating our outlook for the remainder of 2001.

         We filed a report on Form 8-K on October 25, 2001, announcing the broadcast of our third quarter 2001 earnings conference call over the Internet.

         We filed a report on Form 8-K on October 31, 2001, announcing third quarter 2001 diluted earnings per share of 44 cents and providing guidance for fiscal year 2002.

         We filed a report on Form 8-K on November 7, 2001, announcing the completion of a new credit agreement.

         We filed a report on Form 8-K on November 29, 2001, reporting November 2001 comparable sales.

         We filed a report on Form 8-K on December 14, 2001, announcing an increased annual dividend.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       APPLEBEE'S INTERNATIONAL, INC.


Date:  March 26, 2002               By:  /s/   Lloyd L. Hill
     -------------------               ------------------------------------
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


By:  /s/   Lloyd L. Hill                           Date:  March 26, 2002
     -------------------------------------              ------------------
     Lloyd L. Hill
     Director, Chairman of the Board  and Chief
      Executive Officer
     (principal executive officer)

By:  /s/   Steven K. Lumpkin                       Date:  March 26, 2002
     -------------------------------------              ------------------
     Steven K. Lumpkin
     Executive Vice President and Chief
      Financial Officer
     (principal financial and accounting officer)

By:  /s/   George D. Shadid                        Date:  March 26, 2002
     -------------------------------------              ------------------
     George D. Shadid
     Director, Executive Vice President and
      Chief Operating Officer

By:  /s/   Erline Belton                           Date:  March 26, 2002
     -------------------------------------              ------------------
     Erline Belton
     Director


By:  /s/   Douglas R. Conant                       Date:  March 26, 2002
     -------------------------------------              ------------------
     Douglas R. Conant
     Director


By:  /s/   D. Patrick Curran                       Date:  March 26, 2002
     -------------------------------------              ------------------
     D. Patrick Curran
     Director


By:  /s/   Eric L. Hansen                          Date:  March 26, 2002
     -------------------------------------              ------------------
     Eric L. Hansen
     Director


By:  /s/   Mark S. Hansen                          Date:  March 26, 2002
     -------------------------------------              ------------------
     Mark S. Hansen
     Director


By:  /s/   Jack P. Helms                           Date:  March 26, 2002
     -------------------------------------              ------------------
     Jack P. Helms
     Director


By:  /s/   Burton M. Sack                          Date:  March 26, 2002
      ------------------------------------              ------------------
     Burton M. Sack
     Director

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                   Index to Consolidated Financial Statements


                                                                                                              Page


   Independent Auditors' Report.............................................................................  F-2

   Consolidated Balance Sheets as of December 30, 2001 and
       December 31, 2000  ..................................................................................  F-3

   Consolidated Statements of Earnings for the Fiscal Years Ended
       December 30, 2001, December 31, 2000 and December 26, 1999...........................................  F-4

   Consolidated Statements of Stockholders' Equity for the Fiscal Years
       Ended December 30, 2001, December 31, 2000 and December 26, 1999.....................................  F-5

   Consolidated Statements of Cash Flows for the Fiscal Years Ended
       December 30, 2001, December 31, 2000 and December 26, 1999...........................................  F-6

   Notes to Consolidated Financial Statements...............................................................  F-8



                          Independent Auditors' Report


Applebee's International, Inc.:

We have audited the accompanying consolidated balance sheets of Applebee's International, Inc. and subsidiaries (the "Company") as of December 30, 2001 and December 31, 2000, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three fiscal years in the period ended December 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Applebee's International, Inc. and subsidiaries at December 30, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 30, 2001, in conformity with accounting principles generally accepted in the United States of America.





Deloitte & Touche LLP

Kansas City, Missouri
February 13, 2002

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)


                                                                                       December 30,       December 31,
                                                                                          2001               2000
                                                                                      --------------     -------------
                                                       ASSETS
Current assets:
     Cash and cash equivalents......................................................   $  22,048          $  10,763
     Short-term investments, at market value........................................         699              1,312
     Receivables, net of allowance..................................................      22,827             19,760
     Inventories....................................................................      10,165             12,616
     Prepaid and other current assets...............................................      12,260              6,389
                                                                                      --------------     -------------
        Total current assets........................................................      67,999             50,840
Property and equipment, net.........................................................     330,924            314,216
Goodwill, net.......................................................................      77,965             83,265
Franchise interest and rights, net..................................................       2,449              2,949
Other assets........................................................................      21,074             20,437
                                                                                      --------------     -------------
                                                                                       $ 500,411          $ 471,707
                                                                                      ==============     =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt..............................................   $      43          $     894
     Accounts payable...............................................................      22,196             26,556
     Accrued expenses and other current liabilities.................................      71,551             62,511
     Accrued dividends..............................................................       2,977              2,774
     Accrued income taxes...........................................................         979              1,100
                                                                                      --------------     -------------
        Total current liabilities...................................................      97,746             93,835
                                                                                      --------------     -------------
Non-current liabilities:
     Long-term debt - less current portion..........................................      74,525             90,461
     Franchise deposits.............................................................       1,515              1,596
     Deferred income taxes..........................................................       1,442              4,097
                                                                                      --------------     -------------
        Total non-current liabilities...............................................      77,482             96,154
                                                                                      --------------     -------------
        Total liabilities...........................................................     175,228            189,989
                                                                                      --------------     -------------
Commitments and contingencies (Notes 6, 7 and 10)
Stockholders' equity:
     Preferred stock - par value $0.01 per share:  authorized - 1,000,000 shares;
        no shares issued............................................................          --                 --
     Common stock - par value $0.01 per share:  authorized - 125,000,000 shares;
        issued - 48,225,358 shares in 2001 and 2000.................................         482                482
     Additional paid-in capital.....................................................     180,802            172,037
     Retained earnings..............................................................     355,191            293,772
     Accumulated other comprehensive income, net of income taxes....................          14                 39
                                                                                      --------------     -------------
                                                                                         536,489            466,330
     Treasury stock - 11,014,733 shares in 2001 and 10,395,795 shares in 2000, at
        cost........................................................................    (211,306)          (184,612)
                                                                                      --------------     -------------
        Total stockholders' equity..................................................     325,183            281,718
                                                                                      --------------     -------------
                                                                                       $ 500,411          $ 471,707
                                                                                      ==============     =============






                 See notes to consolidated financial statements.


                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (in thousands, except per share amounts)


                                                                                  Fiscal Year Ended
                                                                  --------------------------------------------------
                                                                   December 30,       December 31,      December 26,
                                                                      2001              2000                1999
                                                                  --------------     -------------     -------------
Revenues:
     Company restaurant sales................................      $ 651,119          $ 605,414         $ 596,754
     Franchise income........................................         93,225             84,738            72,830
                                                                  --------------     -------------     -------------
        Total operating revenues.............................        744,344            690,152           669,584
                                                                  --------------     -------------     -------------
Cost of company restaurant sales:
     Food and beverage.......................................        175,977            166,014           163,865
     Labor...................................................        208,996            191,402           188,538
     Direct and occupancy....................................        164,965            151,611           145,747
     Pre-opening expense.....................................          1,701              1,659             1,582
                                                                  --------------     -------------     -------------
        Total cost of company restaurant sales...............        551,639            510,686           499,732
                                                                  --------------     -------------     -------------

General and administrative expenses..........................         72,935             65,060            63,338
Amortization of intangible assets............................          5,851              5,934             5,997
Loss on disposition of restaurants and equipment.............          1,492              1,265             5,607
                                                                  --------------     -------------     -------------
Operating earnings...........................................        112,427            107,207            94,910
                                                                  --------------     -------------     -------------
Other income (expense):
     Investment income.......................................          1,650              1,484             1,195
     Interest expense........................................         (7,456)            (9,304)          (10,814)
     Other income (expense) (Note 7).........................         (2,744)               551               444
                                                                  --------------     -------------     -------------
        Total other expense..................................         (8,550)            (7,269)           (9,175)
                                                                  --------------     -------------     -------------
Earnings before income taxes and extraordinary item..........        103,877             99,938            85,735
Income taxes.................................................         38,227             36,777            31,537
                                                                  --------------     -------------     -------------
Earnings before extraordinary item...........................         65,650             63,161            54,198
Extraordinary loss from early extinguishment
     of debt, net of income taxes (Note 7)...................         (1,249)                --                --
                                                                  --------------     -------------     -------------
Net earnings.................................................      $  64,401          $  63,161         $  54,198
                                                                  ==============     =============     =============

Basic earnings per common share:
     Basic earnings before extraordinary item................      $    1.77          $    1.61         $    1.27
     Extraordinary item......................................          (0.03)                --                --
                                                                  --------------     -------------     -------------
Basic net earnings per common share..........................      $    1.74          $    1.61         $    1.27
                                                                  ==============     =============     =============

Diluted earnings per common share:
     Diluted earnings before extraordinary item..............      $    1.73          $    1.60         $    1.26
     Extraordinary item......................................          (0.03)                --                --
                                                                  --------------     -------------     -------------
Diluted net earnings per common share........................      $    1.70          $    1.60         $    1.26
                                                                  ==============     =============     =============

Basic weighted average shares outstanding....................         37,008             39,228            42,605
                                                                  ==============     =============     =============
Diluted weighted average shares outstanding..................         37,918             39,447            42,902
                                                                  ==============     =============     =============











                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (in thousands, except share amounts)


                                                                                              Accumulated
                                                                                                 Other
                                                      Common Stock     Additional            Comprehensive                Total
                                                  -------------------   Paid-In    Retained      Income     Treasury   Stockholders'
                                                    Shares    Amount    Capital    Earnings      (Loss)       Stock         Equity
                                                  ----------- ------- ----------- ---------- ------------- ----------- -------------
Balance, December 27, 1998.......................  48,225,358  $  482  $ 163,651   $181,849    $    113     $ (50,042)  $  296,053

Comprehensive income:
   Net earnings..................................        --        --        --      54,198          --           --        54,198
   Change in unrealized gain on short-term
     investments, net of income taxes............        --        --        --         --          (63)          --           (63)
                                                  ----------- ------- ----------- ---------- ------------- ----------- -------------
Total comprehensive income.......................        --        --        --      54,198         (63)          --        54,135
                                                  ----------- ------- ----------- ---------- ------------- ----------- -------------
   Purchases of treasury stock...................        --        --        --         --           --      (102,959)    (102,959)
   Dividends on common stock, $0.07 per share....        --        --        --      (2,660)         --           --        (2,660)
   Stock options exercised and related tax benefit       --        --      3,773        --           --         3,252        7,025
   Shares issued under employee stock and 401(k)
     plans.......................................        --        --      1,063        --           --         1,113        2,176
   Restricted shares awarded under equity
     incentive plan, net of cancellations........        --        --        121        --           --             6          127
   Unearned compensation relating to restricted
     shares......................................        --        --        431        --           --           --           431
   Notes receivable from officers for stock sales        --        --       (455)       --           --           --          (455)
                                                  ----------- ------- ----------- ---------- ------------- ----------- -------------
Balance, December 26, 1999.......................  48,225,358     482    168,584    233,387          50      (148,630)     253,873

Comprehensive income:
   Net earnings..................................        --        --        --      63,161          --           --        63,161
   Change in unrealized gain on short-term
     investments, net of income taxes............        --        --        --         --          (11)          --           (11)
                                                  ----------- ------- ----------- ---------- ------------- ----------- -------------
Total comprehensive income.......................        --        --        --      63,161         (11)          --        63,150
                                                  ----------- ------- ----------- ---------- ------------- ----------- -------------
   Purchases of treasury stock...................        --        --        --         --           --       (43,192)     (43,192)
   Dividends on common stock, $0.07 per share....        --        --        --      (2,776)         --           --        (2,776)
   Stock options exercised and related tax benefit       --        --      2,298        --           --         4,201        6,499
   Shares issued under employee stock and 401(k)
     plans.......................................        --        --        760        --           --         2,066        2,826
   Restricted shares awarded under equity
     incentive plan, net of cancellations........        --        --        556        --           --           943        1,499
   Unearned compensation relating to restricted
     shares......................................        --        --        350        --           --           --           350
   Notes receivable from officers for stock sales,
     net of repayments...........................        --        --       (511)       --           --           --          (511)
                                                  ----------- ------- ----------- ---------- ------------- ----------- -------------
Balance, December 31, 2000.......................  48,225,358     482    172,037    293,772          39      (184,612)     281,718

Comprehensive income:
   Net earnings..................................        --        --        --      64,401          --           --        64,401
   Change in unrealized gain on short-term
     investments, net of income taxes............        --        --        --         --          (25)          --           (25)
   Transition adjustment related to financial
     instruments, net of taxes...................        --        --        --         --         (250)          --          (250)
   Change in fair value of derivative instruments        --        --        --         --       (4,220)          --        (4,220)
   Adjustment for termination of interest rate
     swap agreements.............................        --        --        --         --        4,470           --         4,470
                                                  ----------- ------- ----------- ---------- ------------- ----------- -------------
Total comprehensive income.......................        --        --        --      64,401         (25)          --        64,376
                                                  ----------- ------- ----------- ---------- ------------- ----------- -------------
   Purchases of treasury stock...................        --        --        --         --           --       (44,987)     (44,987)
   Dividends on common stock, $0.08 per share....        --        --        --      (2,982)         --           --        (2,982)
   Stock options exercised and related tax benefit       --        --      7,472        --           --        16,518       23,990
   Shares issued under employee stock and 401(k)
     plans.......................................        --        --        870        --           --         1,392        2,262
   Restricted shares awarded under equity
     incentive plan, net of cancellations........        --        --       (254)       --           --           383          129
   Unearned compensation relating to restricted
     shares......................................        --        --        326        --           --           --           326
   Notes receivable from officers for stock sales,
     net of repayments...........................        --        --        351        --           --           --           351
                                                  ----------- ------- ----------- ---------- ------------- ----------- -------------
Balance, December 30, 2001.......................  48,225,358  $  482   $180,802   $355,191    $     14     $(211,306)  $  325,183
                                                  =========== ======= =========== ========== ============= =========== =============


                 See notes to consolidated financial statements.


                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                      Fiscal Year Ended
                                                                       ----------------------------------------------
                                                                        December 30,    December 31,    December 26,
                                                                            2001            2000            1999
                                                                       --------------  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings.....................................................  $  64,401       $  63,161       $  54,198
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
        Depreciation and amortization.................................     31,780          30,208          28,930
        Amortization of intangible assets.............................      5,851           5,934           5,997
        Write-off of deferred financing costs.........................      1,976              --              --
        Amortization of deferred financing costs......................        648             734             678
        Deferred income tax provision (benefit).......................     (4,520)            118            (244)
        Loss on disposition of restaurants and equipment..............      1,492           1,265           5,607
        Income tax benefit from exercise of stock options.............      4,807             554             998
     Changes in assets and liabilities (exclusive of effects
        of divestitures):
        Receivables...................................................     (3,067)         (8,538)           (108)
        Inventories...................................................      2,451          (1,369)         (5,781)
        Prepaid and other current assets..............................     (3,992)            393             508
        Accounts payable..............................................     (4,360)          9,590            (461)
        Accrued expenses and other current liabilities................     10,068          10,353           9,937
        Accrued income taxes..........................................       (121)           (167)          1,182
        Franchise deposits............................................        (81)           (169)           (374)
        Other.........................................................     (2,242)         (1,224)            700
                                                                       --------------  --------------  --------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES.....................    105,091         110,843         101,767
                                                                       --------------  --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment..............................    (50,086)        (46,220)        (53,945)
     Equity investment in unaffiliated company........................         --          (2,000)             --
     Proceeds from sale of restaurants and equipment..................        433           1,038          81,884
     Purchases of short-term investments..............................       (200)           (100)             --
     Maturities and sales of short-term investments...................        774           1,325           2,200
                                                                       --------------  --------------  --------------
        NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES..............    (49,079)        (45,957)         30,139
                                                                       --------------  --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchases of treasury stock......................................    (44,987)        (43,192)       (102,959)
     Dividends paid...................................................     (2,779)         (2,662)         (2,659)
     Issuance of common stock upon exercise of stock options..........     19,183           5,945           6,027
     Shares sold under employee stock purchase plan...................      1,234           1,136             944
     Proceeds from issuance of long-term debt.........................     70,000              --          44,604
     Deferred financing costs relating to issuance of long-term debt..       (577)             --              --
     Payments on long-term debt.......................................    (86,801)        (16,777)        (78,203)
                                                                       --------------  --------------  --------------
        NET CASH USED BY FINANCING ACTIVITIES.........................    (44,727)        (55,550)       (132,246)
                                                                       --------------  --------------  --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..................     11,285           9,336            (340)
CASH AND CASH EQUIVALENTS, beginning of period........................     10,763           1,427           1,767
                                                                       --------------  --------------  --------------
CASH AND CASH EQUIVALENTS, end of period..............................  $  22,048       $  10,763       $   1,427
                                                                       ==============  ==============  ==============


                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                 (in thousands)


                                                                               Fiscal Year Ended
                                                             ------------------------------------------------------
                                                               December 30,      December 31,       December 26,
                                                                   2001              2000               1999
                                                             ----------------- -----------------  -----------------

Supplemental disclosures of cash flow
information:
     Cash paid during the year for:
       Income taxes....................................         $     40,147      $     36,278       $     29,629
                                                             ================= =================  =================
       Interest........................................         $      7,728      $      8,188       $     10,651
                                                             ================= =================  =================


Supplemental Disclosures of Noncash Investing and Financing Activities:

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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    Organization

Applebee's International, Inc. and our subsidiaries develop, franchise and operate casual dining restaurants under the name "Applebee's Neighborhood Grill & Bar". As of December 30, 2001, there were 1,392 Applebee's restaurants. Franchisees operated 1,082 of these restaurants and 310 restaurants were company operated. These restaurants were located in 49 states and eight international countries.

2.    Summary of Significant Accounting Policies

Principles of consolidation: The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. We have eliminated all intercompany profits, transactions and balances.

Fiscal year: Our fiscal year ends on the last Sunday of the calendar year. The fiscal years ended December 30, 2001, December 31, 2000 and December 26, 1999 contained 52, 53 and 52 weeks, respectively. These fiscal years will be referred to as 2001, 2000 and 1999, respectively.

Short-term investments: Short-term investments are comprised of certificates of deposit, state and municipal bonds, and preferred stocks. We determine gains and losses from sales using the specific identification method. As of December 30, 2001, we have classified all short-term investments as available-for-sale.

Financial instruments: Our financial instruments as of December 30, 2001 and December 31, 2000 consist of cash equivalents, short-term investments and long-term debt, excluding capitalized lease obligations. We also had interest rate swaps (see Note 7) as of December 31, 2000. The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. We based the carrying amount of short-term investments on quoted market prices. We based the fair value of our long-term debt, excluding capitalized lease obligations, on quotations made on similar issues. The fair value of these financial instruments, except interest rate swaps, approximates the carrying amounts reported in the consolidated balance sheets.

Interest rate swap agreements: Interest rate swaps were not required to be reflected in the consolidated financial statements at fair value prior to adoption of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." Effective January 1, 2001, we adopted the provisions of SFAS No. 133, as amended by SFAS Nos. 137 and 138, which requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet. The Statement also requires changes in the fair value of the derivative instruments to be recorded in either net earnings or other comprehensive income depending on their intended use. In 1998, we entered into interest rate swap agreements to manage our exposure to interest rate fluctuations. The swap agreements effectively fixed the underlying three-month LIBOR interest rate on $75,000,000 of our then-existing senior credit facilities to rates ranging from 5.91% to 6.05%. The interest rate swaps met the criteria for hedge accounting under the Statement. We recognized the differential which we paid or received over the term of the swap agreements as a component of interest expense. In November 2001, we terminated our interest rate swap agreements in connection with the refinancing of our prior credit facilities. The costs relating to the termination of these agreements of $4,470,000 are reflected in other expense in the consolidated statements of income. These interest rate swap agreements were the only derivative instruments held during fiscal year 2001 as defined under SFAS No. 133.

Inventories: We state inventories at the lower of cost, using the first-in, first-out method, or market.

Pre-opening expense: We expense direct training and other costs related to opening new or relocated restaurants in the month of opening.

Property and equipment: We state property and equipment at historical cost. Depreciation is provided primarily on a straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the lease term, including renewal options, or the estimated useful life of the related asset. The general ranges of original depreciable lives are as follows:

o        Buildings                          20 years
o        Leasehold improvements             15-20 years
o        Furniture and equipment            2-7 years

We record capitalized interest in connection with the development of new restaurants and amortize it over the estimated useful life of the related asset. We capitalized $523,000 in interest costs during 2001, $375,000 during 2000 and $407,000 during 1999.

Goodwill: Goodwill represents the excess of cost over fair market value of net assets we have acquired. Through 2001, we amortized goodwill over periods ranging from 15 to 20 years on a straight-line basis. Beginning in fiscal 2002, we will cease amortization of our goodwill in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" (see "New accounting pronouncements" below). Accumulated amortization as of December 30, 2001 was $26,864,000, and accumulated amortization as of December 31, 2000 was $21,563,000.

Impairment of long-lived assets: We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We analyze potential impairments of tangible assets on a restaurant-by-restaurant basis. In 2000, we adjusted the carrying value of certain assets based on their historical cash flows and current estimates of future cash flows. The related pre-tax charge of $263,000 is included in loss on disposition of restaurants and equipment in the accompanying consolidated statement of earnings. We determined the estimated fair value using financial information available to us.

Franchise   interest  and  rights:   Franchise  interest  and  rights  represent
allocations of purchase price to either restaurants we have purchased or franchise operations we have acquired. We amortize the allocated costs over the estimated life of the restaurants or the franchise agreements on a straight-line basis ranging from 7 to 20 years. Accumulated amortization as of December 30, 2001 was $8,057,000, and as of December 31, 2000, it was $7,557,000.

Franchise revenues: Franchise revenues are deferred until we have performed substantially all of our obligations as franchisor. Franchise fees, included in franchise income in the consolidated statements of earnings, totaled $3,800,000 for 2001, $3,652,000 for 2000 and $2,897,000 for 1999.

Advertising costs: We expense most advertising costs for company-owned restaurants as we incur them, but we expense the production costs of advertising the first time the advertising takes place. Advertising expense related to company-owned restaurants was $32,259,000 for 2001, $31,014,000 for 2000 and $28,340,000 for 1999.

Stock-based compensation: We have adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Statement encourages rather than requires companies to adopt a method that accounts for stock compensation awards based on their estimated fair value at the date they are granted. Companies are permitted, however, to account for stock compensation awards under Accounting Principles Board ("APB") Opinion No. 25. Opinion No. 25 requires compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. We have elected to continue to apply APB Opinion No. 25, and we have disclosed the pro forma net earnings and earnings per share, determined as if the fair value method had been applied, in Note 12.

Earnings per share: We compute basic earnings per share by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if holders of options or other contracts to issue common stock exercised or converted their holdings into common stock.
Outstanding stock options and equity-based compensation represent the only dilutive effects on weighted average shares. The chart below presents a reconciliation between basic and diluted weighted average shares outstanding and the related earnings per share. All references to the number of shares and per share amounts of common stock have been restated to reflect the stock split declared in May 2001 (Note 11). All amounts in the chart, except per share amounts, are expressed in thousands.

                                                                2001              2000              1999
                                                          ----------------  ----------------  ----------------

      Net earnings.......................................   $     64,401      $     63,161      $     54,198
                                                          ================  ================  ================

      Basic weighted average shares outstanding..........         37,008            39,228            42,605
      Dilutive effect of stock options and
          equity-based compensation......................            910               219               297
                                                          ----------------  ----------------  ----------------
      Diluted weighted average shares outstanding........         37,918            39,447            42,902
                                                          ================  ================  ================

      Basic net earnings per common share................   $       1.74      $       1.61      $       1.27
                                                          ================  ================  ================
      Diluted net earnings per common share..............   $       1.70      $       1.60      $       1.26
                                                          ================  ================  ================



We excluded stock options with exercise prices greater than the average market price of our common stock for the applicable periods from the computation of diluted weighted average shares outstanding. There were approximately 112,000 of these options for 2001, 1,084,000 options for 2000 and 12,000 options for 1999.

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

SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. This Statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No. 142 is effective for us beginning in fiscal 2002. Beginning in fiscal 2002, we will cease amortization of our goodwill and will perform the required transitional goodwill impairment test within six months of adoption of SFAS No. 142.

At the adoption date, we will have unamortized goodwill of approximately $77,965,000, which will be subject to the transitional provisions of SFAS No.
142. The termination of goodwill amortization is expected to eliminate approximately $5,300,000 of expense in fiscal 2002, subject to identification of other intangible assets which would continue to be amortized. We are currently performing the initial transitional goodwill impairment test which includes determining whether we have an impairment charge to be recognized. Such a transitional impairment charge would be recognized as the cumulative effect of a change in accounting principle in our consolidated financial statements.

During the first quarter of 2002, we are required to assess the useful lives and residual values of our other intangible assets acquired in purchase business combinations and make any necessary adjustments. Any intangible assets with indefinite useful lives will be tested for impairment in accordance with SFAS No. 142. The adoption of SFAS No. 142 is not expected to have a material impact on our consolidated financial statements.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 retains many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with that Statement. We will adopt SFAS No. 144 beginning in fiscal 2002. The adoption of SFAS No. 144 will not have a material impact on our consolidated financial statements.

Reclassifications: We have made certain reclassifications to the consolidated financial statements to conform to the 2001 presentation.

3.       Divestitures

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

In accordance with SFAS No. 121, we recorded a loss on disposition of $9,000,000 ($5,670,000 net of income taxes) in the first quarter of 1999 to reflect the difference between the carrying value of the net assets disposed and the estimated proceeds from the sale transactions. We discontinued depreciation and amortization on the long-lived assets to be disposed in February 1999 in anticipation of the sale of these restaurants.

On December 13, 1999, we completed the sale of 12 Applebee's restaurants in the Philadelphia market for $23,465,000. An existing Applebee's franchisee assumed the operations of the restaurants and future restaurant development in the market. If the franchisee achieves certain future sales levels in the Philadelphia market, the agreement requires that he pay us additional amounts. We discontinued depreciation and amortization on the long-lived assets to be disposed in August 1999 in anticipation of the sale of these restaurants. In connection with this transaction, we recognized a gain in the fourth quarter of 1999 of $4,193,000 ($2,650,000 net of income taxes). The following amounts were attributable to the 12 Philadelphia restaurants prior to their sale:

o        Company restaurant sales                    $22,759,000
o        Cost of company restaurant sales            $18,568,000

4.    Receivables

Receivables are comprised of the following (in thousands):

                                                                           December 30,        December 31,
                                                                               2001                2000
                                                                         -----------------   -----------------
      Franchise royalty, advertising and trade receivables.............     $     21,828        $     17,622
      Credit card receivables..........................................            3,769               3,147
      Franchise fee receivables........................................              183                 244
      Interest and dividends receivable................................               34                  27
      Other............................................................            1,356               1,857
                                                                         -----------------   -----------------
                                                                                  27,170              22,897
      Less allowance for bad debts.....................................            4,343               3,137
                                                                         -----------------   -----------------
                                                                            $     22,827        $     19,760
                                                                         =================   =================


The bad debts provision totaled $1,253,000 for 2001, $1,376,000 for 2000 and $981,000 for 1999. We had write-offs against the allowance for bad debts of $47,000 during 2001, $674,000 during 2000 and $111,000 during 1999.

5.    Other Assets

Other assets are comprised of the following (in thousands):

                                                                           December 30,        December 31,
                                                                               2001                2000
                                                                         -----------------   -----------------
      Notes receivable.................................................     $      9,240        $      8,612
      Liquor licenses..................................................            4,426               3,685
      Minority investment in unaffiliated company, at cost.............            2,250               2,000
      Deferred financing costs, net....................................              547               2,684
      Other............................................................            4,611               3,456
                                                                         -----------------   -----------------
                                                                            $     21,074        $     20,437
                                                                         =================   =================

6.    Property and Equipment

Property and equipment, net is comprised of the following (in thousands):

                                                                           December 30,       December 31,
                                                                               2001               2000
                                                                         -----------------  ------------------
      Land.............................................................     $     67,663       $     66,468
      Buildings and leasehold improvements.............................          260,776            231,299
      Furniture and equipment..........................................          141,756            130,584
      Construction in progress.........................................            3,672              3,768
                                                                         -----------------  ------------------
                                                                                 473,867            432,119
      Less accumulated depreciation and capitalized
         lease amortization............................................          142,943            117,903
                                                                         -----------------  ------------------
                                                                            $    330,924       $    314,216
                                                                         =================  ==================

We had property under capitalized leases of $4,055,000 at December 30, 2001 and December 31, 2000 which is included in buildings and leasehold improvements. We had accumulated amortization of such property of $1,129,000 at December 30, 2001 and $890,000 at December 31, 2000. These capitalized leases relate to the buildings on certain restaurant properties. The land portion of the restaurant property leases is accounted for as an operating lease.

We had depreciation and capitalized lease amortization expense relating to property and equipment of $31,780,000 for 2001, $30,208,000 for 2000 and $28,930,000 for 1999. Of these amounts, capitalized lease amortization was $239,000 during 2001, $243,000 during 2000 and $300,000 during 1999.

We lease certain of our restaurants. The leases generally provide for payment of minimum annual rent, real estate taxes, insurance and maintenance and, in some cases, contingent rent (calculated as a percentage of sales) in excess of minimum rent. Total rental expense for all operating leases is comprised of the following (in thousands):


                                                           2001                2000                1999
                                                     ------------------  ------------------  -----------------
      Minimum rent.................................    $       12,105      $       10,892      $       11,780
      Contingent rent..............................             1,054               1,112               1,070
                                                     ------------------  ------------------  -----------------
                                                       $       13,159      $       12,004      $       12,850
                                                     ==================  ==================  =================

The present value of capitalized lease payments and the future minimum lease payments under noncancelable operating leases (including leases executed for sites to be developed in 2002) as of December 30, 2001 are as follows (in thousands):

                                                                            Capitalized         Operating
                                                                              Leases             Leases
                                                                         ------------------ ------------------
      2002.............................................................     $        691       $     14,206
      2003.............................................................              715             14,105
      2004.............................................................              741             13,173
      2005.............................................................              767             12,493
      2006.............................................................              794             11,925
      Thereafter.......................................................            7,536            104,885
                                                                         ------------------ ------------------
      Total minimum lease payments.....................................           11,244       $    170,787
                                                                                            ==================
      Less amounts representing interest...............................            7,001
                                                                         ------------------
      Present value of minimum lease payments..........................     $      4,243
                                                                         ==================


7.    Long-Term Debt

Long-term debt, including capitalized lease obligations, is comprised of the following (in thousands):

                                                                           December 30,      December 31,
                                                                               2001              2000
                                                                         ----------------  ----------------
     Unsecured  revolving credit  facility;  interest at LIBOR plus 1%
         or prime rate, due November 2004.............................      $    70,000       $       --
     Unsecured senior term loan; interest at LIBOR plus 2.25% or prime rate plus 1.25%, with semi-annual principal payments;
         paid in 2001.................................................              --             83,801
     Unsecured  revolving  credit  facility;  interest  at LIBOR  plus
         1.125% or prime rate plus 0.125%; paid in 2001...............              --              3,000
     Capitalized lease obligations (Note 6)...........................            4,243             4,229
     Other............................................................              325               325
                                                                         ----------------  ----------------
     Total long-term debt.............................................           74,568            91,355
     Less current portion of long-term debt...........................               43               894
                                                                         ----------------  ----------------
     Long-term debt - less current portion............................      $    74,525       $    90,461
                                                                         ================  ================

In November 2001, we completed the refinancing of our senior term loan and working capital facilities. The new bank credit agreement provides for a
$150,000,000 three-year unsecured revolving credit facility, of which $25,000,000 may be used for the issuance of letters of credit. The proceeds were used to repay indebtedness related to our prior credit facilities. Our prior agreement originally provided for $225,000,000 in senior secured credit facilities which we reduced to $161,500,000 prior to the refinancing.

The new facility bears interest at either the bank's prime rate or LIBOR plus 1%, at our option. We are required to pay a commitment fee of 0.20% on any unused portion of the facility. The interest rate and commitment fee are subject to change based upon our leverage ratio.

The new facility is subject to various covenants and restrictions which, among other things, require the maintenance of stipulated fixed charge, leverage and indebtedness to capitalization ratios, as defined, and limit additional indebtedness and capital expenditures in excess of specified amounts. Cash dividends are limited to $10,000,000 annually. The facility is subject to standard other terms, conditions, covenants, and fees. We are currently in compliance with the covenants contained in our new credit agreement.

As a result of the refinancing, we wrote-off the remaining balance of the deferred financing costs related to our prior agreement and terminated our interest rate swap agreements. The interest rate swap termination costs of $4,470,000 are reflected in other expense and the write-off of deferred financing costs of $1,249,000, net of income taxes of $727,000, has been recognized as an extraordinary loss in the consolidated statements of income.

As of December 30, 2001, borrowings of $70,000,000 and standby letters of credit totaling $5,486,000 were outstanding under our $150,000,000 revolving credit facility. We also have a standby letter of credit for $827,000 outstanding with another financial institution.

Maturities of long-term debt, including capitalized lease obligations, for each of the five fiscal years subsequent to December 30, 2001, ending during the years indicated, are as follows (in thousands):

     2002...............................................       $        43
     2003...............................................               377
     2004...............................................            70,070
     2005...............................................                98
     2006...............................................               137

8.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following (in thousands):

                                                                           December 30,        December 31,
                                                                               2001                2000
                                                                         ------------------  -----------------
      Compensation and related taxes....................................    $     22,618        $     16,824
      Gift certificates.................................................          18,421              15,488
      Sales and use taxes...............................................           4,184               4,187
      Insurance.........................................................           8,611               8,445
      Rent..............................................................           4,276               3,609
      Other.............................................................          13,441              13,958
                                                                         ------------------  -----------------
                                                                            $     71,551        $     62,511
                                                                         ==================  =================

9.    Income Taxes

We, along with our subsidiaries, file a consolidated federal income tax return. The income tax provision consists of the following (in thousands):

                                                                    2001             2000             1999
                                                               ---------------  ---------------  ---------------
    Current provision:
        Federal............................................     $   37,204       $    31,289      $   27,019
        State..............................................          5,543             5,370           4,762
    Deferred provision (benefit)...........................         (4,520)              118            (244)
                                                               ---------------  ---------------  ---------------
    Income taxes...........................................     $   38,227       $    36,777      $   31,537
                                                               ===============  ===============  ===============

The deferred income tax provision is comprised of the following (in thousands):

                                                                    2001             2000            1999
                                                               ---------------  --------------- ----------------
    Depreciation...........................................     $   (3,201)      $    1,311      $    1,635
    Other..................................................         (1,319)          (1,193)         (1,879)
                                                               ---------------  --------------- ----------------
    Deferred income tax provision (benefit)................         (4,520)             118            (244)
    Deferred income taxes related to change in
        unrealized gain on investments.....................            (15)              (6)            (38)
                                                               ---------------  --------------- ----------------
    Net change in deferred income taxes....................     $   (4,535)      $      112     $     (282)
                                                               ===============  =============== ================


A reconciliation between the income tax provision and the expected tax determined by applying the statutory federal income tax rates to earnings before income taxes follows (in thousands):

                                                                    2001             2000            1999
                                                               ---------------  --------------- ----------------
    Federal income tax at statutory rates..................     $   36,357       $   34,978      $   30,007
    Increase (decrease) to income tax expense:
        State income taxes, net of federal benefit.........          3,188            3,502           3,043
        Employment related tax credits.....................         (2,582)          (2,207)         (2,195)
        Other..............................................          1,264              504             682
                                                               ---------------  --------------- ----------------
    Income taxes...........................................     $   38,227       $   36,777      $   31,537
                                                               ===============  =============== ================

The net current deferred income tax asset amounts are included in "prepaid and other current assets" in the accompanying consolidated balance sheets. The significant components of deferred income tax assets and liabilities and the related balance sheet classifications are as follows (in thousands):




                                                                           December 30,          December 31,
                                                                               2001                  2000
                                                                         -----------------     -----------------
    Classified as current:
        Allowance for bad debts.....................................        $     1,598           $     1,155
        Accrued expenses............................................              3,328                 1,955
        Other, net..................................................              1,776                 1,712
                                                                         -----------------     -----------------
        Net deferred income tax asset...............................        $     6,702           $     4,822
                                                                         =================     =================



    Classified as non-current:
        Depreciation................................................        $    (2,864)          $    (5,525)
        Franchise deposits..........................................                557                   587
        Other, net..................................................                865                   841
                                                                         -----------------    ------------------
        Net deferred income tax liability...........................        $    (1,442)          $    (4,097)
                                                                         =================    ==================

10.   Commitments and Contingencies

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

While the resolution of the matters described above may have an impact on the financial results for the period in which they are resolved, we believe that the ultimate disposition of these matters will not, individually or in the aggregate, have a material adverse effect upon our business or consolidated financial position.

Franchise financing: In 1992, we entered into an agreement with a financing source to provide up to $75,000,000 of financing to our franchisees to fund development of new franchise restaurants. We provided a limited guaranty of loans made under the agreement. Our maximum recourse obligation for each long-term loan is 10% of the amount funded, and this is gradually reduced beginning in the second year of each loan. After the seventh year of each loan, it decreases to zero. Approximately $49,000,000 was funded through this financing source. Of this, approximately $2,300,000 was outstanding as of December 30, 2001. This agreement expired on December 31, 1994 and was not renewed.

Lease guaranties: In connection with the sale of restaurants to franchisees and other parties, we have, in certain cases, remained contingently liable for the remaining lease payments. As of December 30, 2001, the aggregate amount of these lease payments totaled approximately $27,800,000. The buyers have indemnified us from any losses related to these guaranties.

Philadelphia divestiture: In connection with the sale of the Philadelphia restaurants, we provided a guarantee to a franchise group totaling $1,250,000. As of December 30, 2001, approximately $400,000 remains outstanding.

Severance agreements: We have severance and employment agreements with certain officers providing for severance payments to be made in the event the employee resigns or is terminated related to a change in control. The agreements define the circumstances which will constitute a change in control. If the severance payments had been due as of December 30, 2001, we would have been required to make payments totaling approximately $7,800,000. In addition, we have severance and employment agreements with certain officers which contain severance provisions not related to a change in control. Those provisions would have required aggregate payments of approximately $4,300,000 if such officers had been terminated as of December 30, 2001.

11.   Stockholders' Equity

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

In February 2001, our Board of Directors authorized the repurchase of up to $55,000,000 of our common stock through 2001, subject to market conditions and applicable restrictions imposed by our then-current credit agreement. Including this authorization, our Board of Directors has approved a total of five plans to repurchase up to $262,500,000 of our common stock, subject to market conditions, since 1997. We repurchased 1,909,000 shares of our common stock at an aggregate cost of $44,987,000 in 2001. Since 1997, we have repurchased 13,214,000 shares of our common stock at an aggregate cost of $240,470,000 under these authorizations. In February 2002, our Board of Directors extended the remaining $20,600,000 of the 2001 authorization through 2002.

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

12.   Employee Benefit Plans

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

Options under the 1989 Plan were granted for a term of three to ten years and were generally exercisable one year from date of grant. The 1995 Plan allows the committee to grant stock options, stock appreciation rights, restricted stock awards, performance unit awards and performance share awards (collectively, "Awards") to eligible participants. The 1995 Plan authorizes the committee to issue up to 5,400,000 shares. Options granted under the 1995 Plan during 1995 have a term of five to ten years and are generally exercisable three years from date of grant. Options granted under the 1995 Plan during 1996 through 1998 have a term of ten years and are generally 50% exercisable three years from date of grant, 25% exercisable four years from date of grant, and 25% exercisable five years from date of grant. Options granted under the 1995 Plan during 1999 through 2001 have a term of ten years and are generally exercisable at either one or three years from the date of grant. Subject to the terms of the 1995 Plan, the committee has the sole discretion to determine the employees to whom it grants Awards, the size and types of the Awards, and the terms and conditions of the Awards.

During 1999, our Board of Directors approved the 1999 Employee Incentive Plan (the "1999 Plan") which allows the committee to grant nonqualified stock options, stock appreciation rights, restricted stock, performance units and performance shares to eligible participants. The 1999 Plan originally authorized the committee to issue up to 499,500 shares. During 2001, our Board of Directors authorized the committee to grant an additional 600,000 shares under this plan. Options granted under the 1999 Plan have a term of ten years and are generally exercisable two or three years from the date of grant. Under all three plans, the option price for both qualified and nonqualified options cannot be less than the fair market value of our common stock on the date the committee grants the options.

All three plans permit the committee to grant performance shares. Performance shares represent rights to receive our common stock based upon certain performance criteria. In 1999 and 2000, the committee granted performance shares which have a one-year and a three-year performance period. In 2001, the committee granted performance shares with a three-year performance period. We recorded compensation expense of $926,000 in 2001, $341,000 in 2000 and $2,048,000 in 1999 related to these grants. These amounts were based on the market price of our common stock at the end of each fiscal year.

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


                                                                    2001              2000              1999
                                                                --------------    --------------    -------------
   Net earnings, as reported................................     $   64,401        $   63,161        $  54,198
   Net earnings, pro forma..................................     $   61,275        $   60,422        $  50,880

   Basic net earnings per common share, as reported.........     $     1.74        $     1.61        $    1.27
   Basic net earnings per common share, pro forma...........     $     1.66        $     1.54        $    1.19

   Diluted net earnings per common share, as reported.......     $     1.70        $     1.60        $    1.26
   Diluted net earnings per common share, pro forma.........     $     1.62        $     1.53        $    1.19


The weighted average fair value at date of grant for options granted during 2001, 2000 and 1999 was $11.00, $8.45 and $9.18 per share, respectively, which, for the purposes of this disclosure, is assumed to be amortized over the respective vesting period of the grants. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2001, 2000 and 1999: dividend yield of 0.4%, 0.3% and 0.3%, respectively; expected volatility of 48.7%, 46.8% and 48.4%, respectively; risk-free interest rate of 4.2%, 5.1% and 6.4%, respectively; and expected lives of 5.0, 4.9 and 4.9 years, respectively.

Transactions relative to all three plans are as follows:



                                              1999 Plan                     1995 Plan                    1989 Plan
                                     ----------------------------- ----------------------------- ---------------------------
                                                      Weighted                       Weighted                    Weighted
                                                       Average                        Average                    Average
                                       Number of      Exercise        Number of      Exercise     Number of      Exercise
                                        Options         Price          Options         Price       Options        Price
                                     -------------- -------------- ---------------- ------------ ------------- -------------
  Options outstanding at
      December 27, 1998............          --             --          2,736,870       $17.42      426,618         $ 9.40
         Granted..................       124,500         $19.21           569,100       $18.81          --             --
         Exercised.................          --             --           (231,958)      $17.41     (226,027)        $ 8.76
         Canceled..................          --             --            (46,713)      $16.46         (341)        $ 4.98
                                     --------------                ----------------              -------------
  Options outstanding at
      December 26, 1999............      124,500         $19.21         3,027,299       $17.54      200,250         $10.12
         Granted..................       163,500         $18.33           536,250       $18.66          --             --
         Exercised.................          --             --           (310,194)      $17.66      (35,850)        $12.69
         Canceled..................      (36,750)        $18.80          (336,998)      $17.12          --             --
                                     --------------                ----------------              -------------
  Options outstanding at
      December 31, 2000............      251,250         $18.71         2,916,357       $17.95      164,400         $ 9.58
         Granted..................       538,250         $23.97           830,465       $23.63          --             --
         Exercised.................          --             --         (1,095,809)      $17.90     (113,850)        $ 9.74
         Canceled..................      (55,300)        $20.95         (179,816)       $17.82         (750)        $ 9.05
                                     --------------                ----------------              -------------
  Options outstanding at
      December 30, 2001............      734,200         $22.40         2,471,197       $19.90       49,800         $ 9.21
                                     ==============                ================              =============
  Options exercisable at
      December 30, 2001............          --             --            661,790       $18.47       49,800         $ 9.21
                                     ==============                ===============               =============
  Options available for grant at
      December 30, 2001............      365,300                        1,004,617                       --
                                     ==============                ================              =============


The following table summarizes information relating to fixed-priced stock options outstanding for all three plans at December 30, 2001:

                                                  Options Outstanding                       Options Exercisable
                                    ------------------------------------------------  --------------------------------
                                                         Average         Weighted
                                       Weighted         Remaining         Average                         Weighted
                                         Number        Contractual       Exercise          Number            Average
        Range of Exercise Prices      Outstanding         Life            Price        Exercisable      Exercise Price
       ---------------------------  ---------------  ---------------  --------------  ---------------  ---------------

        1989 Plan:
         $   9.20    to $   9.22          49,800        2.6 years         $   9.21          49,800         $   9.21
                                    ===============                                   ===============

        1995 Plan:
         $  12.53    to $  15.67         215,796        6.6 years         $  13.81          32,051         $  13.94
         $  16.62    to $  17.80         153,264        6.2 years         $  16.78          80,110         $  16.81
         $  18.45    to $  19.50       1,213,173        6.3 years         $  18.74         517,928         $  18.80
         $  20.16    to $  23.96         748,964        9.1 years         $  21.94          31,701         $  21.82
         $  30.30    to $  31.91         140,000        9.6 years         $  31.74             --               --
                                    ---------------                                   ---------------
         $  12.53    to $  31.91       2,471,197        7.4 years         $  19.90         661,790         $  18.47
                                    ===============                                   ===============

        1999 Plan:
         $  14.78    to $  16.71          18,000        8.5 years         $  15.69             --               --
         $  18.45    to $  22.75         579,675        8.7 years         $  20.89             --               --
         $  23.95    to $  36.13         136,525        9.6 years         $  29.69             --               --
                                    ---------------                                   ---------------
         $  14.78    to $  36.13         734,200        8.8 years         $  22.40             --               --
                                    ===============                                   ===============



Restricted stock awards: During 1999 and 2001, the committee granted restricted stock awards to certain officers and key employees. These awards vest over either a two-year or three-year period. We recorded unearned compensation for the market value of the stock at the date of grant, and we showed this as a reduction to stockholders' equity in the accompanying consolidated balance sheets. We are amortizing unearned compensation ratably to expense over the vesting period. Accordingly, we recognized compensation expense of $326,000, $350,000 and $388,000 in 2001, 2000 and 1999, respectively.

Employee retirement plans: During 1992, we established a profit sharing plan and trust in accordance with Section 401(k) of the Internal Revenue Code. We make matching contributions of 50% of employee contributions not to exceed 4.0% of an employee's compensation in any year. We make our contributions in shares of our common stock. Our contributions vest at the rate of 20% after the employee's second year of service, 60% after three years of service, 80% after four years of service and 100% after five years of service. During 1994, we established a non-qualified defined contribution retirement plan for key employees. Our contributions under both plans were $1,441,000 in 2001, $1,170,000 in 2000 and $965,000 in 1999.

Employee stock purchase plan: During 1996, we established an employee stock purchase plan in accordance with Section 423 of the Internal Revenue Code. The plan was approved at the 1997 Annual Meeting of Stockholders. The plan allowed employees to purchase shares of our common stock at a 10% discount through payroll deductions through 2000. In 2001, the plan was amended to increase the discount to 15%. The number of common shares authorized pursuant to the plan was originally 300,000. In 2001, the Board authorized an additional 300,000 common shares, subject to approval at the 2002 Annual Meeting of Stockholders.
Employees purchased 62,540 shares under this plan during 2001, 69,730 during 2000 and 66,449 shares during 1999.

Employee stock ownership plan: Our Board of Directors approved an employee stock ownership plan in January 1997. We contributed to this plan completely at our discretion. Our contributions to the plan were $200,000 for 2000 and $400,000 for 1999 and were made in shares of our common stock. During 2001, we terminated the employee stock ownership plan and did not make any contributions to the plan. The assets of this plan were transferred to the 401(k) plan.

13.   Related Party Transactions

We have a policy which allows us to loan executives money to be used to invest in our stock to meet guidelines which require executives to own certain amounts of our stock. In accordance with these policies, we had loans of $615,000 outstanding to three officers at December 30, 2001 and $967,000 outstanding to four officers at December 31, 2000. These loans had interest rates ranging from 4.7% to 6.8% and are collateralized by the stock. These loans are reflected as a reduction to additional paid-in capital in our consolidated balance sheets.

As of December 30, 2001, we had a loan outstanding to one officer for moving related assistance in the amount of $310,000. The loan has an interest rate of 5% and is due in August of 2002.

We had pricing agreements in the normal course of business with a publicly-held company that employed an individual who was appointed to our Board of Directors in December 1999. During 2000, we paid approximately $576,000 to this company.

14.   Quarterly Results of Operations (Unaudited)

The following presents the unaudited consolidated quarterly results of operations for 2001 and 2000. During the fourth quarter of 2001, we incurred costs relating to the termination of interest rate swap agreements of
$4,470,000, which are reflected in other expense, and recognized an extraordinary loss of $1,249,000, net of income taxes of $727,000, due to the write-off of previously deferred financing costs relating to the refinancing of our prior credit facilities. All amounts, except per share amounts, are expressed in thousands.

                                                                                   2001
                                                      ---------------------------------------------------------------
                                                                           Fiscal Quarter Ended
                                                      ---------------------------------------------------------------
                                                        April 1,          July 1,       September 30,    December 30,
                                                          2001              2001            2001             2001
                                                      -------------    -------------    -------------   -------------
Revenues:
     Company restaurant sales.......................    $160,143         $162,035         $164,238        $164,703
     Franchise income...............................      22,234           23,885           23,787          23,319
                                                      -------------    -------------    -------------   -------------
        Total operating revenues....................     182,377          185,920          188,025         188,022
                                                      -------------    -------------    -------------   -------------
Cost of company restaurant sales:
     Food and beverage..............................      43,305           43,633           44,489          44,550
     Labor..........................................      50,900           51,533           52,864          53,699
     Direct and occupancy...........................      40,759           41,104           41,459          41,643
     Pre-opening expense............................         135              132              632             802
                                                      -------------    -------------    -------------   -------------
        Total cost of company restaurant sales......     135,099          136,402          139,444         140,694
                                                      -------------    -------------    -------------   -------------
General and administrative expenses.................      17,166           18,085           19,197          18,487
Amortization of intangible assets...................       1,463            1,462            1,463           1,463
Loss on disposition of restaurants and equipment             187              571              329             405
                                                      -------------    -------------    -------------   -------------
Operating earnings..................................      28,462           29,400           27,592          26,973
                                                      -------------    -------------    -------------   -------------
Other income (expense):
     Investment income..............................         357              415              479             399
     Interest expense...............................      (2,357)          (2,043)          (1,831)         (1,225)
     Other income (expense).........................          90              385              322          (3,541)
                                                      -------------    -------------    -------------   -------------
        Total other expense.........................      (1,910)          (1,243)          (1,030)         (4,367)
                                                      -------------    -------------    -------------   -------------
Earnings before income taxes and extraordinary item.      26,552           28,157           26,562          22,606
Income taxes........................................       9,771           10,361            9,776           8,319
                                                      -------------    -------------    -------------   -------------
Earnings before extraordinary item..................      16,781           17,796           16,786          14,287
Extraordinary loss from early extinguishment
     of debt, net of income taxes...................         --               --               --           (1,249)
                                                      -------------    -------------    -------------   -------------
Net earnings........................................    $ 16,781         $ 17,796         $ 16,786        $ 13,038
                                                      =============    =============    =============   =============

Basic earnings per common share:
     Basic earnings before extraordinary item.......    $   0.45         $   0.48         $   0.45        $   0.38
     Extraordinary item.............................         --               --               --            (0.03)
                                                      -------------    -------------    -------------   -------------
Basic net earnings per common share.................    $   0.45         $   0.48         $   0.45        $   0.35
                                                      =============    =============    =============   =============

Diluted earnings per common share:
     Diluted earnings before extraordinary item.....    $   0.45         $   0.47         $   0.44        $   0.37
     Extraordinary item.............................         --               --               --            (0.03)
                                                      -------------    -------------    -------------   -------------
Diluted net earnings per common share...............    $   0.45         $   0.47         $   0.44        $   0.34
                                                      =============    =============    =============   =============

Basic weighted average shares outstanding...........      37,116           36,914           36,911          37,091
                                                      =============    =============    =============   =============
Diluted weighted average shares outstanding.........      37,628           37,872           37,880          38,109
                                                      =============    =============    =============   =============





                                                                                   2000
                                                      ---------------------------------------------------------------
                                                                           Fiscal Quarter Ended
                                                      ---------------------------------------------------------------
                                                        March 26,        June 25,       September 24,    December 31,
                                                          2000             2000             2000             2000
                                                      -------------    -------------    -------------   -------------
Revenues:
     Company restaurant sales.......................    $145,451         $147,909         $151,038        $161,016
     Franchise income...............................      19,799           20,736           21,252          22,951
                                                      -------------    -------------    -------------   -------------
        Total operating revenues....................     165,250          168,645          172,290         183,967
                                                      -------------    -------------    -------------   -------------
Cost of company restaurant sales:
     Food and beverage..............................      40,058           39,323           41,408          45,225
     Labor..........................................      46,168           46,954           47,703          50,577
     Direct and occupancy...........................      35,660           36,095           38,005          41,851
     Pre-opening expense............................         296              213              322             828
                                                      -------------    -------------    -------------   -------------
        Total cost of company restaurant sales......     122,182          122,585          127,438         138,481
                                                      -------------    -------------    -------------   -------------
General and administrative expenses.................      16,007           16,338           16,224          16,491
Amortization of intangible assets...................       1,451            1,455            1,460           1,568
Loss on disposition of restaurants and equipment             353              322              231             359
                                                      -------------    -------------    -------------   -------------
Operating earnings..................................      25,257           27,945           26,937          27,068
                                                      -------------    -------------    -------------   -------------
Other income (expense):
     Investment income..............................         349              367              389             379
     Interest expense...............................      (2,364)          (2,267)          (2,225)         (2,448)
     Other income (expense).........................         118              303              (79)            209
                                                      -------------    -------------    -------------   -------------
        Total other expense.........................      (1,897)          (1,597)          (1,915)         (1,860)
                                                      -------------    -------------    -------------   -------------
Earnings before income taxes........................      23,360           26,348           25,022          25,208
Income taxes........................................       8,597            9,696            9,208           9,276
                                                      -------------    -------------    -------------   -------------
Net earnings........................................    $ 14,763         $ 16,652         $ 15,814        $ 15,932
                                                      =============    =============    =============   =============

Basic net earnings per common share.................    $   0.37         $   0.42         $   0.40        $   0.42
                                                      =============    =============    =============   =============

Diluted net earnings per common share...............    $   0.37         $   0.41         $   0.40        $   0.42
                                                      =============    =============    =============   =============

Basic weighted average shares outstanding...........      40,005           40,035           39,147          37,832
                                                      =============    =============    =============   =============
Diluted weighted average shares outstanding.........      40,182           40,550           39,281          38,076
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

       10.1 Indemnification Agreement, dated March 16, 1988, between Abe J. Gustin, Jr. and Applebee's International, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 25, 1994).

       10.2 Indemnification Agreement, dated March 16, 1988, between Johyne Reck and Applebee's International, Inc. (incorporated by reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 25, 1994).

       10.3 Form of Applebee's Development Agreement (incorporated by reference to Exhibit 10.4 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and
                 Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2001).

       10.4 Form of Applebee's Franchise Agreement (incorporated by reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and
                 Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2001).

       10.5 Schedule of Applebee's Development and Franchise Agreements as of December 30, 2001.

       10.6      Revolving Credit Agreement dated as of November 5, 2001.

   Exhibit
    Number                           Description of Exhibit
---------------  ---------------------------------------------------------------

                 Management Contracts and Compensatory Plans or Arrangements

       10.7      1995 Equity Incentive Plan, as amended.

       10.8 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.10 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and
                 Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001).

       10.9 1999 Management and Executive Incentive Plan (incorporated by reference to Exhibit 10.13 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 26, 1999).

       10.10     Nonqualified   Deferred   Compensation  Plan  (incorporated  by
                 reference to Exhibit 10.12 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

       10.11     1999 Employee Incentive Plan, as amended.

       10.12     2001 Senior Executive Bonus Plan.

       10.13 Employment Agreement, dated January 27, 1994, with Lloyd L. Hill (incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1994).

       10.14 Severance and Noncompetition Agreement, dated January 27, 1994, with Lloyd L. Hill (incorporated by reference to Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1994).

       10.15 Employment Agreement, dated March 1, 1995, with George D. Shadid (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 1995).

       10.16     Agreement  Regarding  Employment  (incorporated by reference to
                 Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001).

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

   Exhibit
    Number                           Description of Exhibit
---------------  ---------------------------------------------------------------

       10.20 Previous Form of Change in Control Agreement (incorporated by reference to Exhibit 10.23 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 27, 1998) and schedule of parties thereto.

       10.21 New Form of Change in Control Agreement (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2001) and schedule of parties thereto.

       21        Subsidiaries of Applebee's International, Inc.

       23.1      Consent of Deloitte & Touche LLP.

       24        Power of Attorney (see page 30 of the Form 10-K).