Form 10-Q
period 2002-03-31
APPLEBEES INTERNATIONAL INC
filed 2002-04-25
CIK 853665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   March 31, 2002
                               -------------------------------------------------

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

     The number of shares of the registrant's common stock outstanding as of April 19, 2002 was 37,206,672.

                         APPLEBEE'S INTERNATIONAL, INC.
                                    FORM 10-Q
                       FISCAL QUARTER ENDED MARCH 31, 2002
                                      INDEX


                                                                                                               Page

Part I              Financial Information

Item 1.             Consolidated Financial Statements:

                    Consolidated Balance Sheets as of March 31, 2002
                       and December 30, 2001................................................................     3

                    Consolidated Statements of Earnings for the 13 Weeks
                       Ended March 31, 2002 and April 1, 2001...............................................     4

                    Consolidated Statement of Stockholders' Equity for the
                       13 Weeks Ended March 31, 2002........................................................     5

                    Consolidated Statements of Cash Flows for the 13 Weeks
                       Ended March 31, 2002 and April 1, 2001 ..............................................     6

                    Notes to Consolidated Financial Statements..............................................     8

Item 2.             Management's Discussion and Analysis of
                       Financial Condition and Results of Operations........................................     11

Item 3.             Quantitative and Qualitative Disclosures About Market Risk..............................     18



Part II             Other Information

Item 1.             Legal Proceedings.......................................................................     19

Item 6.             Exhibits and Reports on Form 8-K........................................................     19


Signatures .................................................................................................     20

Exhibit Index...............................................................................................     21



                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      (in thousands, except share amounts)


                                                                                        March 31,         December 30,
                                                                                           2002               2001
                                                                                      --------------     -------------
                                     ASSETS

Current assets:
     Cash and cash equivalents.......................................................  $   10,235         $   22,048
     Short-term investments, at market value (amortized cost of $477 in 2002 and
        $677 in 2001)................................................................         501                699
     Receivables (less allowance for bad debts of $4,804 in 2002 and $4,343 in 2001)       23,081             22,827
     Inventories.....................................................................      12,011             10,165
     Prepaid and other current assets................................................      10,292             12,260
                                                                                      --------------     -------------
        Total current assets.........................................................      56,120             67,999
Property and equipment, net..........................................................     333,374            330,924
Goodwill, net........................................................................      77,965             77,965
Franchise interest and rights, net...................................................       2,324              2,449
Other assets.........................................................................      20,919             21,074
                                                                                      --------------     -------------
                                                                                       $  490,702         $  500,411
                                                                                      ==============     =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt...............................................  $       45         $       43
     Notes payable...................................................................         500                 --
     Accounts payable................................................................      23,658             22,196
     Accrued expenses and other current liabilities..................................      57,286             71,551
     Accrued dividends...............................................................          --              2,977
     Accrued income taxes............................................................       7,986                979
                                                                                      --------------     -------------
        Total current liabilities....................................................      89,475             97,746
                                                                                      --------------     -------------
Non-current liabilities:
     Long-term debt - less current portion...........................................      54,525             74,525
     Franchise deposits..............................................................       1,338              1,515
     Deferred income taxes...........................................................       2,107              1,442
                                                                                      --------------     -------------
        Total non-current liabilities................................................      57,970             77,482
                                                                                      --------------     -------------
        Total liabilities............................................................     147,445            175,228
                                                                                      --------------     -------------
Commitments and contingencies (Note 2)
Stockholders' equity:
     Preferred stock - par value $0.01 per share:  authorized - 1,000,000 shares;
        no shares issued.............................................................          --                 --
     Common stock - par value $0.01 per share:  authorized - 125,000,000 shares;
        issued - 48,225,358 shares...................................................         482                482
     Additional paid-in capital......................................................     183,715            180,802
     Retained earnings...............................................................     375,466            355,191
     Accumulated other comprehensive income, net of income taxes.....................          15                 14
                                                                                      --------------     -------------
                                                                                          559,678            536,489
     Treasury stock - 11,039,508 shares in 2002 and 11,014,733 shares in 2001, at
        cost.........................................................................    (216,421)          (211,306)
                                                                                      --------------     -------------
        Total stockholders' equity...................................................     343,257            325,183
                                                                                      --------------     -------------
                                                                                       $  490,702         $  500,411
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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                    (in thousands, except per share amounts)


                                                                                 13 Weeks Ended
                                                                         -------------------------------
                                                                          March 31,          April 1,
                                                                             2002              2001
                                                                         -------------     -------------
       Revenues:
            Company restaurant sales................................       $ 174,973         $ 160,143
            Franchise income........................................          24,840            22,234
                                                                         -------------     -------------
               Total operating revenues.............................         199,813           182,377
                                                                         -------------     -------------
       Cost of company restaurant sales:
            Food and beverage.......................................          47,407            43,305
            Labor...................................................          57,457            50,900
            Direct and occupancy....................................          42,872            40,759
            Pre-opening expense.....................................             335               135
                                                                         -------------     -------------
               Total cost of company restaurant sales...............         148,071           135,099
                                                                         -------------     -------------
       General and administrative expenses..........................          19,246            17,166
       Amortization of intangible assets............................             138             1,463
       Loss on disposition of restaurants and equipment.............             294               187
                                                                         -------------     -------------
       Operating earnings...........................................          32,064            28,462
                                                                         -------------     -------------
       Other income (expense):
            Investment income.......................................             397               357
            Interest expense........................................            (633)           (2,357)
            Other income............................................             101                90
                                                                         -------------     -------------
               Total other expense..................................            (135)           (1,910)
                                                                         -------------     -------------
       Earnings before income taxes.................................          31,929            26,552
       Income taxes.................................................          11,654             9,771
                                                                         -------------     -------------
       Net earnings.................................................       $  20,275         $  16,781
                                                                         =============     =============

       Basic net earnings per common share..........................       $    0.54         $    0.45
                                                                         =============     =============
       Diluted net earnings per common share........................       $    0.53         $    0.45
                                                                         =============     =============

       Basic weighted average shares outstanding....................          37,252            37,116
                                                                         =============     =============
       Diluted weighted average shares outstanding..................          38,218            37,628
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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                      (in thousands, except share amounts)



                                                                                         Accumulated
                                           Common Stock         Additional                 Other                       Total
                                     -------------------------   Paid-In     Retained   Comprehensive   Treasury   Stockholders'
                                         Shares       Amount     Capital     Earnings   Income (Loss)     Stock        Equity
                                     -------------- ---------- ------------ ----------- ------------- ------------ -------------

Balance, December 30, 2001.........     48,225,358     $ 482     $ 180,802   $ 355,191    $    14      $(211,306)    $ 325,183

   Comprehensive income:
     Net earnings..................          --          --           --        20,275         --           --          20,275
     Change in unrealized gain on
       short-term investments,
       net of income taxes.........          --          --           --          --            1           --               1
                                     -------------- ---------- ------------ ----------- ------------- ------------ -------------
   Total comprehensive income......          --          --           --        20,275          1           --          20,276
                                     -------------- ---------- ------------ ----------- ------------- ------------ -------------

   Purchases of treasury stock.....          --          --           --          --           --         (8,324)       (8,324)
   Stock options exercised and
     related tax benefit...........          --          --            912        --           --          1,720         2,632
   Shares issued under employee
     stock and 401(k) plans........          --          --          1,788        --           --          1,309         3,097
   Restricted shares awarded
     under equity incentive plan,
     net of cancellations..........          --          --            (20)       --           --            180           160

   Unearned compensation relating
     to restricted shares..........          --          --            187        --           --           --             187
   Notes receivable from officers
     for stock sales, net of
     repayments....................          --          --             46        --           --           --              46
                                     -------------- ---------- ------------ ----------- ------------- ------------ -------------

Balance, March 31, 2002............     48,225,358     $ 482     $ 183,715   $ 375,466    $    15      $(216,421)    $ 343,257
                                     ============== ========== ============ =========== ============= ============ =============






                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                                            13 Weeks Ended
                                                                                    --------------------------------
                                                                                      March 31,          April 1,
                                                                                        2002               2001
                                                                                    --------------     -------------
       CASH FLOWS FROM OPERATING ACTIVITIES:
            Net earnings.......................................................       $  20,275          $  16,781
            Adjustments to reconcile net earnings to net
               cash provided by operating activities:
               Depreciation and amortization...................................           8,381              7,781
               Amortization of intangible assets...............................             138              1,463
               Amortization of deferred financing costs........................              48                180
               Deferred income tax provision (benefit).........................             873             (1,657)
               Loss on disposition of restaurants and equipment................             294                187
               Income tax benefit from exercise of stock options...............             665                160
            Changes in assets and liabilities:
               Receivables.....................................................            (254)            (3,227)
               Inventories.....................................................          (1,846)              (400)
               Prepaid and other current assets................................           1,760                691
               Accounts payable................................................           1,462             (2,155)
               Accrued expenses and other current liabilities..................         (11,566)            (6,882)
               Accrued income taxes............................................           7,007              9,322
               Franchise deposits..............................................            (177)              (127)
               Other...........................................................             334               (381)
                                                                                    --------------     -------------
               NET CASH PROVIDED BY OPERATING ACTIVITIES.......................          27,394             21,736
                                                                                    --------------     -------------
       CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchases of property and equipment................................         (10,972)            (6,438)
            Proceeds from sale of restaurants and equipment....................              --                 14
            Purchases of short-term investments................................             (50)               (49)
            Maturities and sales of short-term investments.....................             250                100
                                                                                    --------------     -------------
               NET CASH USED BY INVESTING ACTIVITIES...........................         (10,772)            (6,373)
                                                                                    --------------     -------------
       CASH FLOWS FROM FINANCING ACTIVITIES:
            Purchases of treasury stock........................................          (8,324)           (29,525)
            Dividends paid.....................................................          (2,977)            (2,774)
            Issuance of common stock upon exercise of stock options............           1,967              1,636
            Shares sold under employee stock purchase plan.....................             399                211
            Proceeds from issuance of long-term debt...........................              --             15,000
            Proceeds from issuance of notes payable............................             500                 --
            Payments on long-term debt.........................................         (20,000)                --
                                                                                    --------------     -------------
               NET CASH USED BY FINANCING ACTIVITIES...........................         (28,435)           (15,452)
                                                                                    --------------     -------------
       NET DECREASE IN CASH AND CASH EQUIVALENTS...............................         (11,813)               (89)
       CASH AND CASH EQUIVALENTS, beginning of period..........................          22,048             10,763
                                                                                    --------------     -------------
       CASH AND CASH EQUIVALENTS, end of period................................       $  10,235          $  10,674
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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                   (Unaudited)
                                 (in thousands)


                                                                                           13 Weeks Ended
                                                                                 ------------------------------------
                                                                                    March 31,           April 1,
                                                                                      2002                2001
                                                                                 ----------------    ----------------

Supplemental disclosures of cash flow information:
     Cash paid during the 13 week period for:
       Income taxes........................................................         $       203         $     2,748
                                                                                 ================    ================
       Interest............................................................         $       463         $     2,079
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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Basis of Presentation

Our consolidated financial statements included in this Form 10-Q have been prepared without audit (except that the balance sheet information as of December 30, 2001 has been derived from consolidated financial statements which were audited) in accordance with the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, we believe that the disclosures are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2001.

We believe that all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2.    Commitments and Contingencies

Litigation, claims and disputes: We are involved in various legal actions arising in the normal course of business. These matters include, without limitation, such matters as employment law related claims and disputes with two international franchisees regarding disclosures we allegedly made or omitted. In each instance, we believe that we have meritorious defenses to the allegations made and we are vigorously defending these claims.

While the resolution of the matters described above may have an impact on the financial results for the period in which they are resolved, we believe that the ultimate disposition of these matters will not, individually or in the aggregate, have a material adverse effect upon our business or consolidated financial position.

Lease guaranties: In connection with the sale of restaurants to franchisees and other parties, we have, in certain cases, remained contingently liable for the remaining lease payments. As of March 31, 2002, the aggregate amount of these lease payments totaled approximately $27,100,000. The buyers have indemnified us from any losses related to these guaranties.

Severance agreements: We have severance and employment agreements with certain officers providing for severance payments to be made in the event the employee resigns or is terminated related to a change in control. The agreements define the circumstances which will constitute a change in control. If the severance payments had been due as of March 31, 2002, we would have been required to make payments totaling approximately $7,700,000. In addition, we have severance and employment agreements with certain officers which contain severance provisions not related to a change in control. Those provisions would have required aggregate payments of approximately $4,900,000 if such officers had been terminated as of March 31, 2002.

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


                                                                         13 Weeks Ended
                                                                -------------------------------
                                                                   March 31,        April 1,
                                                                     2002             2001
                                                                ---------------  --------------

      Net earnings............................................    $    20,275      $   16,781
                                                                ===============  ==============


      Basic weighted average shares outstanding...............         37,252          37,116
      Dilutive effect of stock options and
           equity-based compensation..........................            966             512
                                                                ---------------  --------------
      Diluted weighted average shares outstanding.............         38,218          37,628
                                                                ===============  ==============

      Basic net earnings per common share.....................    $      0.54      $     0.45
                                                                ===============  ==============
      Diluted net earnings per common share...................    $      0.53      $     0.45
                                                                ===============  ==============

4.  Goodwill

We adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", effective December 31, 2001. SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. This Statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. In the first quarter of fiscal 2002, we ceased amortization of goodwill and performed the first step of the required two-step goodwill impairment testing. The first step of the impairment test requires us to compare the fair value of each reporting unit to its carrying value to determine whether there is an indication that an impairment may exist. If there is an indication of impairment, we would allocate the fair value of the reporting unit to its assets and liabilities as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of its carrying value over its fair value. No impairment losses were recorded upon the initial adoption of SFAS No. 142.

The effect of the adoption of SFAS No. 142 on net income and earnings per share is as follows (in thousands, except per share amounts):

                                                                         13 Weeks Ended
                                                                -------------------------------
                                                                   March 31,        April 1,
                                                                     2002             2001
                                                                ---------------  --------------

   Net earnings, as reported....................................  $    20,275      $   16,781
   Goodwill amortization (net of income taxes)..................          --              837
                                                                ---------------  --------------
   Net earnings, as adjusted....................................       20,275          17,618
                                                                ===============  ==============

   Basic net earnings per common share, as reported.............  $      0.54      $     0.45
   Goodwill amortization (net of income taxes)..................          --             0.02
                                                                ---------------  --------------
   Basic net earnings per common share, as adjusted.............  $      0.54      $     0.47
                                                                ===============  ==============

   Diluted net earnings per common share, as reported...........  $      0.53      $     0.45
   Goodwill amortization (net of income taxes)..................          --             0.02
                                                                ---------------  --------------
   Diluted net earnings per common share, as adjusted...........  $      0.53      $     0.47
                                                                ===============  ==============



5.  New Accounting Pronouncement

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets", which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 retains many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with that Statement. We adopted SFAS No. 144 effective December 31, 2001. The adoption of SFAS No. 144 will not have a material impact on our consolidated financial statements.

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

We operate on a 52 or 53 week fiscal year ending on the last Sunday in December. Our fiscal quarters ended March 31, 2002 and April 1, 2001 each contained 13 weeks and are referred to hereafter as the "2002 quarter" and the "2001 quarter", respectively.

Critical Accounting Policies

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which were prepared in accordance with accounting principles generally accepted in the United States of America. These principles require us to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and notes thereto. Actual results may differ from these estimates, and such differences may be material to the consolidated financial statements. We believe that the following significant accounting policies involve a significant degree of subjectivity or complexity (see Note 2 of our Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 30, 2001 for a complete discussion of our significant accounting policies).

Property and equipment: Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets. The useful lives of the assets are based upon management's expectations for the period of time that the asset will be used for the generation of revenue. We periodically review the assets for changes in circumstances which may impact their useful lives.

Impairment of long-lived assets: We periodically review property and equipment for impairment using historical cash flows as well as current estimates of future cash flows and/or appraisals. This assessment process requires the use of estimates and assumptions which are subject to a high degree of judgement. In addition, we periodically assess the recoverability of goodwill and other intangible assets which requires us to make assumptions regarding the future cash flows and other factors to determine the fair value of the assets. If these assumptions change in the future, we may be required to record impairment charges for these assets.

Other estimates: We are required to make judgements and/or estimates in the determination of several of the accruals that are reflected in our consolidated financial statements. We believe that the following accruals are subject to a significant degree of subjectivity.

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

We continually assess the collectibility of our receivables based on several factors, using estimates based upon specific information available to us at the time. The allowance for bad debts may change in the future due to new developments.

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


                                                                                    13 Weeks Ended
                                                                           ----------------------------------
                                                                              March 31,          April 1,
                                                                                2002              2001
                                                                           ---------------   ---------------
        Revenues:
             Company restaurant sales....................................         87.6%              87.8%
             Franchise income............................................         12.4               12.2
                                                                           ---------------   ---------------
                Total operating revenues.................................        100.0%             100.0%
                                                                           ===============   ===============
        Cost of sales (as a percentage of company restaurant sales):
             Food and beverage...........................................         27.1%              27.0%
             Labor.......................................................         32.8               31.8
             Direct and occupancy........................................         24.5               25.5
             Pre-opening expense.........................................          0.2                0.1
                                                                           ---------------   ---------------
                Total cost of sales......................................         84.6%              84.4%
                                                                           ===============   ===============

        General and administrative expenses..............................          9.6%               9.4%
        Amortization of intangible assets................................          0.1                0.8
        Loss on disposition of restaurants and equipment.................          0.1                0.1
                                                                           ---------------   ---------------
        Operating earnings...............................................         16.0               15.6
                                                                           ---------------   ---------------
        Other income (expense):
             Investment income...........................................          0.2                0.2
             Interest expense............................................         (0.3)              (1.3)
             Other income................................................          0.1                 --
                                                                           ---------------   ---------------
                Total other expense......................................         (0.1)              (1.0)
                                                                           ---------------   ---------------
        Earnings before income taxes.....................................         16.0               14.6
        Income taxes.....................................................          5.8                5.4
                                                                           ---------------   ---------------
        Net earnings.....................................................         10.1%               9.2%
                                                                           ===============   ===============


The following table sets forth certain unaudited financial information and other restaurant data relating to company and franchise restaurants, as reported to us by franchisees:

                                                                                        13 Weeks Ended
                                                                           -----------------------------------------
                                                                             March 31,               April 1,
                                                                                2002                   2001
                                                                          -------------------    -------------------
   Number of restaurants:
        Company:
            Beginning of period........................................               310                    285
            Restaurant openings........................................                 4                      2
                                                                          -------------------    -------------------
            End of period..............................................               314                    287
                                                                          -------------------    -------------------
        Franchise:
            Beginning of period........................................             1,082                  1,001
            Restaurant openings........................................                 9                     12
            Restaurant closings........................................                (1)                    (1)
                                                                          -------------------    -------------------
            End of period..............................................             1,090                  1,012
                                                                          -------------------    -------------------
        Total:
            Beginning of period........................................             1,392                  1,286
            Restaurant openings........................................                13                     14
            Restaurant closings........................................                (1)                    (1)
                                                                          -------------------    -------------------
            End of period..............................................             1,404                  1,299
                                                                          ===================    ===================
   Weighted average weekly sales per restaurant:
            Company....................................................       $    43,235           $     42,968
            Franchise..................................................       $    44,088           $     42,328
            Total......................................................       $    43,897           $     42,470
   Change in comparable restaurant sales:(1)
            Company....................................................               1.5%                   3.6%
            Franchise..................................................               4.1%                   3.1%
            Total......................................................               3.5%                   3.2%

   Total system sales (in thousands)...................................       $   795,065           $    712,949







--------
    (1) When computing comparable restaurant sales, restaurants open for at least 18 months are compared from period to period.

Company Restaurant Sales. Total company restaurant sales increased $14,830,000 (9.3%) from $160,143,000 in the 2001 quarter to $174,973,000 in the 2002 quarter due primarily to company restaurant openings and increases in comparable restaurant sales. Comparable restaurant sales at company restaurants increased by 1.5% in the 2002 quarter. Weighted average weekly sales at company restaurants increased 0.6% from $42,968 in the 2001 quarter to $43,235 in the 2002 quarter. These increases were due primarily to an increase in the average guest check resulting from the company's food promotions.

Franchise Income. Overall franchise income increased $2,606,000 (11.7%) from $22,234,000 in the 2001 quarter to $24,840,000 in the 2002 quarter due primarily to the increased number of franchise restaurants operating during 2002 as compared to 2001 and increases in comparable restaurant sales. Comparable restaurant sales and weighted average weekly sales for franchise restaurants increased 4.1% and 4.2%, respectively, in the 2002 quarter.

Cost of Company Restaurant Sales. Food and beverage costs increased slightly from 27.0% in the 2001 quarter to 27.1% in the 2002 quarter, due primarily to higher beef usage relating to our menu promotions and higher lettuce costs in the 2002 quarter. These increases were partially offset by the impact of a supply chain management initiative implemented in 2001.

Labor costs increased from 31.8% in the 2001 quarter to 32.8% in the 2002 quarter. This increase was due to higher costs related to improved management staffing levels and higher management incentive compensation relating to a new bonus program.

Direct and occupancy costs decreased from 25.5% in the 2001 quarter to 24.5% in the 2002 quarter due primarily to lower utility costs and smallwares expense as well as a decrease in advertising costs, as a percentage of sales.

General and Administrative Expenses. General and administrative expenses increased in the 2002 quarter to 9.6% from 9.4% in the 2001 quarter, due primarily to higher legal fees and expenses related to certain litigation which were partially offset by the absorption of general and administrative expenses over a larger revenue base.

Amortization of Intangible Assets: Amortization of intangible assets decreased from $1,463,000 in the 2001 quarter to $138,000 in the 2002 quarter due to the elimination of goodwill amortization in accordance with SFAS No. 142.

Interest Expense: Interest expense decreased in the 2002 quarter compared to the 2001 quarter due primarily to a reduction in our debt levels and lower interest rates in the 2002 quarter as compared to the 2001 quarter.

Income Taxes. The effective income tax rate, as a percentage of earnings before income taxes, decreased from 36.8% in the 2001 quarter to 36.5% in the 2002 quarter due primarily to the elimination of goodwill amortization in accordance with SFAS No. 142.

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

Capital expenditures were $50,086,000 in fiscal year 2001 and $10,972,000 in the 2002 quarter. We currently expect to open approximately 25 restaurants, and capital expenditures are expected to be between $60,000,000 and $65,000,000, in fiscal 2002. These expenditures will primarily be for the development of new restaurants, refurbishment and capital replacement for existing restaurants, and the enhancement of information systems including a new accounting and human resource information system. Because we expect to continue to purchase a portion of our sites, the amount of actual capital expenditures will be dependent upon, among other things, the proportion of leased versus owned properties. In addition, if we open more restaurants than we currently anticipate or acquire additional restaurants, our capital requirements will increase accordingly.

Our bank credit agreement provides for a $150,000,000 three-year unsecured revolving credit facility, of which $25,000,000 may be used for the issuance of letters of credit. The facility is subject to various covenants and restrictions which, among other things, require the maintenance of stipulated fixed charge, leverage and indebtedness to capitalization ratios, as defined, and limit additional indebtedness and capital expenditures in excess of specified amounts. Cash dividends are limited to $10,000,000 annually. The facility is subject to standard other terms, conditions, covenants, and fees. We are currently in compliance with the covenants contained in our credit agreement.

In February 2001, our Board of Directors authorized the repurchase of up to $55,000,000 of our common stock through 2001, subject to market conditions and applicable restrictions imposed by our then-current credit agreement. As of December 30, 2001, we had $20,600,000 remaining on this authorization. In February 2002, our Board of Directors extended the 2001 authorization through 2002. During the 2002 quarter, we repurchased 250,000 shares of our common stock at an average price of $33.30 for an aggregate cost of $8,324,000. As of March 31, 2002, we had $12,300,000 remaining under this authorization.

As of March 31, 2002, our liquid assets totaled $10,736,000. These assets consisted of cash and cash equivalents in the amount of $10,235,000 and short-term investments in the amount of $501,000. The working capital deficit increased from $29,747,000 as of December 30, 2001 to $33,355,000 as of March 31, 2002. This increase was due primarily to decreases in cash and cash equivalents due to payments on long-term debt which were partially offset by the redemption of gift certificates in the 2002 quarter sold in 2001. As of March 31, 2002, we had borrowings of $50,500,000 and standby letters of credit of $6,516,000 outstanding under our $150,000,000 revolving credit facility. We also had a standby letter of credit for $827,000 outstanding with another financial institution.

We believe that our liquid assets and cash generated from operations, combined with borrowings available under our credit facilities, will provide sufficient funds for our operating, capital and other requirements for the foreseeable future.

The following table shows our bank debt amortization schedule, our future capital lease commitments and our future operating lease commitments as of March 31, 2002:


----------------------------------------------------------------------------------------------------------------
                                      Financial Commitments (in thousands)
----------------------------------------------------------------------------------------------------------------
                                     2002          2003         2004         2005         2006       Thereafter
                                 ------------  ------------ ------------ ------------ ------------ -------------
Bank Debt......................... $     500     $     --     $  50,000    $    --      $     --     $       --
Capital Lease Obligations......... $     521     $     715    $     741    $    767     $     794    $    7,536
Operating Leases.................. $  10,941     $  14,470    $  13,537    $ 12,856     $  12,290    $  109,377



Financial commitments for 2002 include only payments to be made for the remaining 39 weeks of fiscal 2002. In addition, we have lease guarantees of approximately $27,100,000 as of March 31, 2002 (see Note 2 to our Consolidated Financial Statements).

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

New Accounting Pronouncement

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets", which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 retains many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with that Statement. We adopted SFAS No. 144 effective December 31, 2001. The adoption of SFAS No. 144 will not have a material impact on our consolidated financial statements.

Forward-Looking Statements

The statements contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section regarding restaurant development, costs and expenses, capital expenditures and financial commitments are forward-looking and based on current expectations. There are several risks and uncertainties that could cause actual results to differ materially from those described. These risks include but are not limited to the impact of intense competition in the casual dining segment of the restaurant industry and our ability to control restaurant operating costs which are impacted by market changes, minimum wage and other employment laws, food costs and inflation. For a more detailed discussion of the principal factors that could cause actual results to be materially different, you should read our current report on Form 8-K which we filed with the Securities and Exchange Commission on February 13, 2002. We disclaim any obligation to update forward-looking statements.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from fluctuations in interest rates and changes in commodity prices. Our revolving credit facility bears interest at either the bank's prime rate or LIBOR plus 1.0%, at our option. As of March 31, 2002, the total amount of debt subject to interest rate fluctuations was $50,500,000 which was outstanding on our revolving credit facility. A 1% change in interest rates would result in an increase or decrease in interest expense of $505,000 per year. We may from time to time enter into interest rate swap agreements to manage the impact of interest rate changes on our earnings.

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

We are involved in various legal actions arising in the normal course of business. These matters include, without limitation, such matters as employment law related claims and disputes with two international franchisees regarding disclosures we allegedly made or omitted. In each instance, we believe that we have meritorious defenses to the allegations made and we are vigorously defending these claims.

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

            (b) We filed a report on Form 8-K on January 17, 2002 reporting December comparable sales and updating fourth quarter earnings guidance.

                  We filed a report on Form 8-K on January 18, 2002 announcing the promotion of George D. Shadid to the new Chief Operating Officer position.

                  We filed a report on Form 8-K on January 18, 2002 announcing the promotion of Steven K. Lumpkin to Chief Financial Officer.

                  We filed a report on Form 8-K on February 8, 2002 announcing January comparable sales and the broadcast of the fourth quarter 2001 earnings conference call over the Internet.

                  We filed a report on Form 8-K on February 13, 2002 in accordance with the Private Securities Litigation Reform Act of 1995 as it relates to a safe harbor for companies making forward-looking statements. The factors listed in the report are important factors that could cause actual results to differ materially from those we project in forward-looking statements.

                  We filed a report on Form 8-K on February 13, 2002 reporting fourth quarter and fiscal year 2001 earnings per share.

                  We filed a report on Form 8-K on February 27, 2002 reporting February comparable sales and announcing the webcast of our presentation at the Bear Stearns Retail, Restaurants & Apparel Conference.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     APPLEBEE'S INTERNATIONAL, INC.
                                     (Registrant)



Date:    April 24, 2002              By:  /s/    Lloyd L. Hill
         ------------------             ----------------------------------------
                                        Lloyd L. Hill
                                        Chairman and Chief Executive Officer
                                        (principal executive officer)


Date:    April 24, 2002              By:  /s/    Steven K. Lumpkin
         ------------------             ----------------------------------------
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