Form 10-Q
period 2002-06-30
APPLEBEES INTERNATIONAL INC
filed 2002-08-01
CIK 853665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   June 30, 2002
                               -------------------------------------------------

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

The number of shares of the registrant's common stock outstanding as of July 26, 2002 was 55,995,834.

                         APPLEBEE'S INTERNATIONAL, INC.
                                    FORM 10-Q
                       FISCAL QUARTER ENDED JUNE 30, 2002
                                      INDEX


                                                                                                               Page

Part I              Financial Information

Item 1.             Consolidated Financial Statements:

                    Consolidated Balance Sheets as of June 30, 2002
                       and December 30, 2001................................................................     3

                    Consolidated Statements of Earnings for the 13 Weeks and 26 Weeks
                       Ended June 30, 2002 and July 1, 2001.................................................     4

                    Consolidated Statement of Stockholders' Equity for the
                       26 Weeks Ended June 30, 2002.........................................................     5

                    Consolidated Statements of Cash Flows for the 26 Weeks
                       Ended June 30, 2002 and July 1, 2001.................................................     6

                    Notes to Consolidated Financial Statements..............................................     8

Item 2.             Management's Discussion and Analysis of
                       Financial Condition and Results of Operations........................................     12

Item 3.             Quantitative and Qualitative Disclosures About Market Risk..............................     19


Part II             Other Information

Item 1.             Legal Proceedings.......................................................................     20

Item 4.             Submission of Matters to a Vote of Security Holders.....................................     20

Item 6.             Exhibits and Reports on Form 8-K........................................................     21

Signatures .................................................................................................     22

Exhibit Index...............................................................................................     23


                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      (in thousands, except share amounts)


                                                                                         June 30,         December 30,
                                                                                           2002               2001
                                                                                      --------------     -------------
                                     ASSETS

Current assets:
     Cash and cash equivalents......................................................   $    7,778         $   22,048
     Short-term investments, at market value (amortized cost of $478 in 2002 and
        $677 in 2001)...............................................................          495                699
     Receivables (less allowance for bad debts of $5,177 in 2002 and $4,343 in 2001)       23,706             22,827
     Inventories....................................................................       10,653             10,165
     Prepaid and other current assets...............................................       10,161             12,260
                                                                                      --------------     -------------
        Total current assets........................................................       52,793             67,999
Property and equipment, net.........................................................      343,048            330,924
Goodwill, net.......................................................................       78,614             78,614
Franchise interest and rights, net..................................................        1,634              1,800
Other assets........................................................................       21,050             21,074
                                                                                      --------------     -------------
                                                                                       $  497,139         $  500,411
                                                                                      ==============     =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt..............................................   $       47         $       43
     Accounts payable...............................................................       25,588             22,196
     Accrued expenses and other current liabilities.................................       61,021             71,551
     Accrued dividends..............................................................           --              2,977
     Accrued income taxes...........................................................        6,546                979
                                                                                      --------------     -------------
        Total current liabilities...................................................       93,202             97,746
                                                                                      --------------     -------------
Non-current liabilities:
     Long-term debt - less current portion..........................................       32,524             74,525
     Franchise deposits.............................................................        1,258              1,515
     Deferred income taxes..........................................................        1,974              1,442
                                                                                      --------------     -------------
        Total non-current liabilities...............................................       35,756             77,482
                                                                                      --------------     -------------
        Total liabilities...........................................................      128,958            175,228
                                                                                      --------------     -------------
Commitments and contingencies (Note 2)
Stockholders' equity:
     Preferred stock - par value $0.01 per share:  authorized - 1,000,000 shares;
        no shares issued............................................................           --                 --
     Common stock - par value $0.01 per share:  authorized - 125,000,000 shares;
        issued - 72,336,788 shares..................................................          723                723
     Additional paid-in capital.....................................................      185,481            180,802
     Retained earnings..............................................................      396,657            354,950
     Accumulated other comprehensive income, net of income taxes....................           11                 14
                                                                                      --------------     -------------
                                                                                          582,872            536,489
     Treasury stock - 16,369,087 shares in 2002 and 16,522,099 shares in 2001, at
        cost........................................................................     (214,691)          (211,306)
                                                                                      --------------     -------------
        Total stockholders' equity..................................................      368,181            325,183
                                                                                      --------------     -------------
                                                                                       $  497,139         $  500,411
                                                                                      ==============     =============

                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                             13 Weeks Ended                 26 Weeks Ended
                                                       ---------------------------    ---------------------------
                                                        June 30,        July 1,        June 30,        July 1,
                                                          2002            2001           2002            2001
                                                       -----------     -----------    ------------    -----------
Revenues:
     Company restaurant sales....................       $178,893        $162,035       $353,866        $322,178
     Franchise income............................         25,484          23,885         50,324          46,119
                                                       -----------     -----------    ------------    -----------
        Total operating revenues.................        204,377         185,920        404,190         368,297
                                                       -----------     -----------    ------------    -----------
Cost of company restaurant sales:
     Food and beverage...........................         47,073          43,633         94,480          86,938
     Labor.......................................         58,881          51,533        116,338         102,433
     Direct and occupancy........................         44,291          41,104         87,163          81,863
     Pre-opening expense.........................            305             132            640             267
                                                       -----------     -----------    ------------    -----------
        Total cost of company restaurant sales...        150,550         136,402        298,621         271,501
                                                       -----------     -----------    ------------    -----------
General and administrative expenses..............         19,553          18,085         38,799          35,251
Amortization of intangible assets................             52           1,462            190           2,925
Loss on disposition of restaurants and equipment.            727             571          1,021             758
                                                       -----------     -----------    ------------    -----------
Operating earnings...............................         33,495          29,400         65,559          57,862
                                                       -----------     -----------    ------------    -----------
Other income (expense):
     Investment income...........................            381             415            778             772
     Interest expense............................           (555)         (2,043)        (1,188)         (4,400)
     Other income................................            482             385            583             475
                                                       -----------     -----------    ------------    -----------
        Total other income (expense).............            308          (1,243)           173          (3,153)
                                                       -----------     -----------    ------------    -----------
Earnings before income taxes.....................         33,803          28,157         65,732          54,709
Income taxes.....................................         12,338          10,361         23,992          20,132
                                                       -----------     -----------    ------------    -----------
Net earnings.....................................       $ 21,465        $ 17,796       $ 41,740        $ 34,577
                                                       ===========     ===========    ============    ===========

Basic net earnings per common share..............       $   0.38        $   0.32       $   0.75        $   0.62
                                                       ===========     ===========    ============    ===========
Diluted net earnings per common share............       $   0.37        $   0.31       $   0.73        $   0.61
                                                       ===========     ===========    ============    ===========

Basic weighted average shares outstanding........         55,872          55,370         55,874          55,522
                                                       ===========     ===========    ============    ===========
Diluted weighted average shares outstanding......         57,374          56,808         57,352          56,661
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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                      (in thousands, except share amounts)



                                                                                           Accumulated
                                               Common Stock         Additional                Other                      Total
                                        --------------------------   Paid-In     Retained  Comprehensive   Treasury   Stockholders'
                                             Shares       Amount     Capital     Earnings  Income (Loss)     Stock        Equity
                                        --------------- ---------- ------------ ---------- ------------- ------------ -------------

Balance, December 30, 2001.............   72,336,788      $ 723     $ 180,802   $ 354,950     $    14     $(211,306)    $ 325,183

   Comprehensive income:
     Net earnings......................         --          --            --       41,740          --          --          41,740
     Change in unrealized gain on
       short-term investments,
       net of income taxes.............         --          --            --          --           (3)         --              (3)
                                        --------------- ---------- ------------ ---------- ------------- ------------ -------------

   Total comprehensive income..........         --          --            --       41,740          (3)         --          41,737
                                        --------------- ---------- ------------ ---------- ------------- ------------ -------------

   Purchases of treasury stock.........         --          --            --          --           --        (8,324)       (8,324)
   Stock options exercised and
     related tax benefit...............         --          --          1,830         --           --         3,159         4,989
   Shares issued under employee
     stock and 401(k) plans............         --          --          2,083         --           --         1,600         3,683
   Restricted shares awarded
     under equity incentive plan, net
     of cancellations..................         --          --            (20)        --           --           180           160
   Unearned compensation relating
     to restricted shares..............         --          --            295         --           --          --             295
   Repayments of notes receivable from
     officers for stock sales..........         --          --            491         --           --          --             491
   Dividends paid for fractional shares         --          --            --          (33)         --          --             (33)
                                        --------------- ---------- ------------ ---------- ------------- ------------ -------------

Balance, June 30, 2002.................   72,336,788      $ 723     $ 185,481   $ 396,657     $    11     $(214,691)    $ 368,181
                                        =============== ========== ============ ========== ============= ============ =============



                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                                           26 Weeks Ended
                                                                                   --------------------------------
                                                                                     June 30,           July 1,
                                                                                       2002              2001
                                                                                   -------------     --------------
       CASH FLOWS FROM OPERATING ACTIVITIES:
            Net earnings......................................................       $  41,740         $  34,577
            Adjustments to reconcile net earnings to net
               cash provided by operating activities:
               Depreciation and amortization..................................          16,953             15,561
               Amortization of intangible assets..............................             190              2,925
               Amortization of deferred financing costs.......................              96                362
               Deferred income tax provision (benefit)........................             617             (3,095)
               Loss on disposition of restaurants and equipment...............           1,021                758
               Income tax benefit from exercise of stock options..............           1,359              2,163
            Changes in assets and liabilities:
               Receivables....................................................            (879)               334
               Inventories....................................................            (488)             3,237
               Prepaid and other current assets...............................           2,016                545
               Accounts payable...............................................           3,392               (366)
               Accrued expenses and other current liabilities.................          (8,336)            (3,824)
               Accrued income taxes...........................................           5,567              1,774
               Franchise deposits.............................................            (257)              (161)
               Other..........................................................             801             (1,381)
                                                                                   -------------     --------------
               NET CASH PROVIDED BY OPERATING ACTIVITIES......................          63,792             53,409
                                                                                   -------------     --------------
       CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchases of property and equipment...............................         (29,545)           (18,836)
            Proceeds from sale of restaurants and equipment...................               3                 16
            Purchases of short-term investments...............................            (100)               (49)
            Maturities and sales of short-term investments....................             300                375
                                                                                   -------------     --------------
               NET CASH USED BY INVESTING ACTIVITIES..........................         (29,342)           (18,494)
                                                                                   -------------     --------------
       CASH FLOWS FROM FINANCING ACTIVITIES:
            Purchases of treasury stock.......................................          (8,324)           (39,578)
            Dividends paid....................................................          (3,010)            (2,779)
            Issuance of common stock upon exercise of stock options...........           3,630             10,771
            Shares sold under employee stock purchase plan....................             984                540
            Payments on long-term debt........................................         (42,000)            (7,430)
                                                                                   -------------     --------------
               NET CASH USED BY FINANCING ACTIVITIES..........................         (48,720)           (38,476)
                                                                                   -------------     --------------
       NET DECREASE IN CASH AND CASH EQUIVALENTS..............................         (14,270)            (3,561)
       CASH AND CASH EQUIVALENTS, beginning of period.........................          22,048             10,763
                                                                                   -------------     --------------
       CASH AND CASH EQUIVALENTS, end of period...............................       $   7,778         $    7,202
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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                   (Unaudited)
                                 (in thousands)


                                                                                           26 Weeks Ended
                                                                                 ------------------------------------
                                                                                    June 30,             July 1,
                                                                                      2002                2001
                                                                                 ----------------    ----------------

Supplemental disclosures of cash flow information:
     Cash paid during the 26 week period for:
       Income taxes........................................................         $    13,534         $    19,256
                                                                                 ================    ================
       Interest............................................................         $       891         $     4,029
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

We have made certain reclassifications to the consolidated financial statements to conform to the 2002 presentation.

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

Lease guaranties: In connection with the sale of restaurants to franchisees and other parties, we have, in certain cases, remained contingently liable for the remaining lease payments. As of June 30, 2002, the aggregate amount of these lease payments totaled approximately $26,600,000. The buyers have indemnified us from any losses related to these guaranties.

Severance agreements: We have severance and employment agreements with certain officers providing for severance payments to be made in the event the employee resigns or is terminated related to a change in control. The agreements define the circumstances which will constitute a change in control. If the severance payments had been due as of June 30, 2002, we would have been required to make payments totaling approximately $7,700,000. In addition, we have severance and employment agreements with certain officers which contain severance provisions not related to a change in control. Those provisions would have required aggregate payments of approximately $4,900,000 if such officers had been terminated as of June 30, 2002.

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


                                                               13 Weeks Ended                  26 Weeks Ended
                                                       ------------------------------- -------------------------------
                                                          June 30,        July 1,         June 30,        July 1,
                                                            2002            2001            2002            2001
                                                       --------------- --------------- --------------- ---------------

Net earnings.........................................    $  21,465       $  17,796       $  41,740       $  34,577
                                                       =============== =============== =============== ===============

Basic weighted average shares outstanding............       55,872          55,370          55,874          55,522
Dilutive effect of stock options and
  performance shares.................................        1,502           1,438           1,478           1,139
                                                       --------------- --------------- --------------- ---------------
Diluted weighted average shares outstanding..........       57,374          56,808          57,352          56,661
                                                       =============== =============== =============== ===============

Basic net earnings per common share..................    $    0.38       $    0.32       $    0.75       $    0.62
                                                       =============== =============== =============== ===============
Diluted net earnings per common share................    $    0.37       $    0.31       $    0.73       $    0.61
                                                       =============== =============== =============== ===============

4.  Stock Split

On May 9, 2002, we declared a three-for-two stock split, effected in the form of a 50% stock dividend, to shareholders of record on May 24, 2002, payable on June 11, 2002. We issued approximately 24,100,000 shares of common stock as a result of the stock split. All references to the number of shares and per share amounts of common stock have been restated to reflect the stock split. We have reclassified an amount equal to the par value of the number of shares issued to common stock from retained earnings.

5.  Goodwill

We adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", effective December 31, 2001. SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. This Statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. In the first quarter of fiscal 2002, we completed the first step of the required two-step goodwill impairment testing and ceased amortization of goodwill. The first step of the impairment test required us to compare the fair value of each reporting unit to its carrying value to determine whether there was an indication that an impairment existed. If there had been an indication of impairment, we would have allocated the fair value of the reporting unit to its assets and liabilities as if the reporting unit had been acquired in a business combination. No impairment losses were recorded upon the initial adoption of SFAS No. 142.

The effect of the adoption of SFAS No. 142 on net income and earnings per share is as follows (in thousands, except per share amounts):

                                                                13 Weeks Ended                    26 Weeks Ended
                                                       --------------------------------  --------------------------------
                                                           June 30,         July 1,         June 30,         July 1,
                                                             2002            2001            2002            2001
                                                       ---------------- ---------------  --------------- ----------------

   Net earnings, as reported...........................  $   21,465       $   17,796       $   41,740      $   34,577

   Goodwill amortization (net of income taxes).........         --               838              --            1,675
                                                       ---------------- ---------------  --------------- ----------------
   Net earnings, as adjusted...........................      21,465           18,634           41,740          36,252
                                                       ================ ===============  =============== ================

   Basic net earnings per common share,
       as reported.....................................  $     0.38       $     0.32       $     0.75      $     0.62
   Goodwill amortization (net of income taxes).........         --              0.02              --             0.03
                                                       ---------------- ---------------  --------------- ----------------
   Basic net earnings per common share,
       as adjusted.....................................  $     0.38       $     0.34       $     0.75      $     0.65
                                                       ================ ===============  =============== ================

   Diluted net earnings per common share,
       as reported.....................................  $     0.37       $     0.31       $     0.73      $     0.61
   Goodwill amortization (net of income taxes).........         --              0.02              --             0.03
                                                       ---------------- ---------------  --------------- ----------------
   Diluted net earnings per common share,
       as adjusted.....................................  $     0.37       $     0.33       $     0.73      $     0.64
                                                       ================ ===============  =============== ================


Intangible assets subject to amortization pursuant to SFAS No. 142 consist primarily of franchise interest and rights and are summarized below (in thousands):


                                          June 30,            December 30,
                                            2002                  2001
                                      ------------------    ------------------
Gross carrying amount                            $6,371                $6,371
Accumulated amortization                          4,737                 4,571
                                      ------------------    ------------------
Net                                              $1,634                $1,800
                                      ==================    ==================

We expect annual amortization expense for all intangible assets for the next five fiscal years to range from approximately $280,000 to $380,000.

6.  New Accounting Pronouncement

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets", which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 retains many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with that Statement. We adopted SFAS No. 144 effective December 31, 2001. The adoption of SFAS No. 144 did not have a material impact on our consolidated financial statements.

7.  Subsequent Event

On July 16, 2002, we reached an agreement with an existing franchisee to acquire the assets of 21 Applebee's restaurants located in the Washington, D.C. area for $32.8 million in cash, subject to adjustment. The agreement also provides for additional payments if the restaurants achieve cash flows in excess of historical levels. As a condition of this agreement, the franchisee filed a voluntary Chapter 11 petition for bankruptcy protection in the United States Bankruptcy Court for the Southern District of Florida. The sale is subject to normal bankruptcy court bidding procedures, obtaining operating licenses and other third-party consents. On July 30, 2002, the bankruptcy court established the procedures to control the bidding and sale process for the restaurants and confirmed September 13th as the date for the final sale approval hearing. If bankruptcy approval is received, we anticipate closing on this purchase during the fourth quarter of 2002.

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

We operate on a 52 or 53 week fiscal year ending on the last Sunday in December. Our fiscal quarters ended June 30, 2002 and July 1, 2001 each contained 13 weeks and are referred to hereafter as the "2002 quarter" and the "2001 quarter", respectively. Our 26 week periods ended June 30, 2002 and July 1, 2001 are referred to hereafter as the "2002 year-to-date period" and the "2001 year-to-date period," respectively.

Application of Critical Accounting Policies

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which were prepared in accordance with accounting principles generally accepted in the United States of America. These principles require us to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and notes thereto. Actual results may differ from these estimates, and such differences may be material to the consolidated financial statements. We have identified the following accounting policies as critical to the understanding of our consolidated financial statements (see Note 2 of our Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 30, 2001 for a complete discussion of our significant accounting policies).

Franchise income: Franchise income is deferred until we have performed substantially all of our obligations as franchisor. Franchise income consists of franchise royalties and franchise fees. We recognize royalties on a franchisee's sales in the period in which the sales occur. We also receive a franchise fee for each restaurant that a franchisee opens. This franchise fee is recognized as income when the restaurant opens.

Property and equipment: Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets. The useful lives of the assets are based upon management's best expectations. We periodically review the assets for changes in circumstances which may impact their useful lives.

Impairment of long-lived assets: We periodically review property and equipment for impairment using historical cash flows as well as current estimates of future cash flows and/or appraisals. This assessment process requires the use of estimates and assumptions which are subject to a significant degree of judgement. In addition, we periodically assess the recoverability of goodwill and other intangible assets, which requires us to make assumptions regarding the future cash flows and other factors to determine the fair value of the assets. If these assumptions change in the future, we may be required to record impairment charges for these assets.

Legal and insurance reserves: We are periodically involved in various legal actions arising in the normal course of business. We are required to assess the probability of any adverse judgements as well as the potential ranges of any losses. We determine the required accruals after a careful review of the facts of each legal action. Our accruals may change in the future due to new developments in these matters.

We use estimates in the determination of the required accruals for general liability, workers' compensation and health insurance. These estimates are based upon a third party's detailed examination of historical and industry claims experience. These estimates may change in the future and may require us to revise these accruals.

Employee incentive compensation plans: We have various long-term employee incentive compensation plans which require us to make estimates to determine our liability. If performance against the criteria in each plan changes in the future, we will be required to adjust our liability accordingly.

Receivables:   We  continually   assess  the  collectibility  of  our  franchise
receivables based on several factors, using estimates based upon specific information available to us at the time. The allowance for bad debts may change in the future due to new developments.

We periodically reassess our assumptions and judgements and make adjustments when significant facts and circumstances dictate. A change in any of the above estimates could impact our consolidated statements of earnings and the related asset or liability recorded in the consolidated balance sheets would be adjusted accordingly. Historically, actual results have not been materially different than the estimates that are described above.

Results of Operations

The  following  table  contains   information   derived  from  our  consolidated
statements of earnings expressed as a percentage of total operating revenues, except where otherwise noted. Percentages may not add due to rounding.


                                                                     13 Weeks Ended            26 Weeks Ended
                                                                ------------------------- --------------------------
                                                                 June 30,      July 1,      June 30,      July 1,
                                                                   2002         2001          2002         2001
                                                                ------------ ------------  ------------ ------------
Revenues:
     Company restaurant sales................................       87.5%        87.2%         87.8%        87.5%
     Franchise income........................................       12.5         12.8          12.2         12.5
                                                                ------------ ------------  ------------ ------------
        Total operating revenues.............................      100.0%       100.0%        100.0%       100.0%
                                                                ============ ============  ============ ============
Cost of sales (as a percentage of company restaurant sales):
     Food and beverage.......................................       26.3%        26.9%         26.7%        27.0%
     Labor...................................................       32.9         31.8          32.9         31.8
     Direct and occupancy....................................       24.8         25.4          24.6         25.4
     Pre-opening expense.....................................        0.2          0.1           0.2          0.1
                                                                ------------ ------------  ------------ ------------
        Total cost of sales..................................       84.2%        84.2%         84.4%        84.3%
                                                                ============ ============  ============ ============

General and administrative expenses..........................        9.6%         9.7%          9.6%         9.6%
Amortization of intangible assets............................        --           0.8           --           0.8
Loss on disposition of restaurants and equipment.............        0.4          0.3           0.3          0.2
                                                                ------------ ------------  ------------ ------------
Operating earnings...........................................       16.4         15.8          16.2         15.7
                                                                ------------ ------------  ------------ ------------
Other income (expense):
     Investment income.......................................        0.2          0.2           0.2          0.2
     Interest expense........................................       (0.3)        (1.1)         (0.3)        (1.2)
     Other income............................................        0.2          0.2           0.1          0.1
                                                                ------------ ------------  ------------ ------------
        Total other income (expense).........................        0.2         (0.7)        --            (0.9)
                                                                ------------ ------------  ------------ ------------
Earnings before income taxes.................................       16.5         15.1          16.3         14.9
Income taxes.................................................        6.0          5.6           5.9          5.5
                                                                ------------ ------------  ------------ ------------
Net earnings.................................................       10.5%         9.6%         10.3%         9.4%
                                                                ============ ============  ============ ============


The following table sets forth certain unaudited financial information and other restaurant data relating to company and franchise restaurants, as reported to us by franchisees:


                                                                13 Weeks Ended                     26 Weeks Ended
                                                          ------------------------------  ------------------------------------
                                                            June 30,         July 1,          June 30,            July 1,
                                                              2002            2001              2002               2001
                                                          --------------  --------------  -----------------   ----------------
Number of restaurants:
     Company:
         Beginning of period...........................           314             287                310                285
         Restaurant openings...........................             4               2                  8                  4
                                                          --------------  --------------  -----------------   ----------------
         End of period.................................           318             289                318                289
                                                          --------------  --------------  -----------------   ----------------
     Franchise:
         Beginning of period...........................         1,090           1,012              1,082              1,001
         Restaurant openings...........................            15              24                 24                 36
         Restaurant closings...........................            (2)             (1)                (3)                (2)
                                                          --------------  --------------  -----------------   ----------------
         End of period.................................         1,103           1,035              1,103              1,035
                                                          --------------  --------------  -----------------   ----------------
     Total:
         Beginning of period...........................         1,404           1,299              1,392              1,286
         Restaurant openings...........................            19              26                 32                 40
         Restaurant closings...........................            (2)             (1)                (3)                (2)
                                                          --------------  --------------  -----------------   ----------------
         End of period.................................         1,421           1,324              1,421              1,324
                                                          ==============  ==============  =================   ================

Weighted average weekly sales per restaurant:
         Company.......................................   $    43,558     $    43,291     $       43,398       $     43,130
         Franchise.....................................   $    44,566     $    42,924     $       44,328       $     42,629
         Total.........................................   $    44,340     $    43,004     $       44,120       $     42,739
Change in comparable restaurant sales: (1)
         Company.......................................           1.4%            3.1%               1.5%               3.3%
         Franchise.....................................           3.7%            3.1%               3.9%               3.1%
         Total.........................................           3.2%            3.1%               3.3%               3.2%

Total system sales (in thousands)......................   $   812,707     $   732,491     $    1,607,772       $  1,445,440




--------
(1) When computing comparable restaurant sales, restaurants open for at least 18 months are compared from period to period.

Company Restaurant Sales. Total company restaurant sales increased $16,858,000 (10%) from $162,035,000 in the 2001 quarter to $178,893,000 in the 2002 quarter and  increased  $31,688,000  (10%) from  $322,178,000  in the 2001  year-to-date period to $353,866,000 in the 2002 year-to-date period due primarily to company restaurant openings and increases in comparable restaurant sales.

Comparable restaurant sales at company restaurants increased by 1.4% and 1.5% in the 2002 quarter and the 2002 year-to-date period, respectively. Weighted average weekly sales at company restaurants increased 0.6% from $43,291 in the 2001 quarter to $43,558 in the 2002 quarter and also increased 0.6% from $43,130 in the 2001 year-to-date period to $43,398 in the 2002 year-to-date period. These increases were due primarily to an increase in the average guest check resulting from the company's food promotions.

Franchise Income. Overall franchise income increased $1,599,000 (7%) from $23,885,000 in the 2001 quarter to $25,484,000 in the 2002 quarter and increased $4,205,000 (9%) from $46,119,000 in the 2001 year-to-date period to $50,324,000 in the 2002 year-to-date period. These increases were due primarily to the increased number of franchise Applebee's restaurants operating during the 2002 quarter and 2002 year-to-date period and increases in comparable restaurant sales. Weighted average weekly sales at franchise restaurants increased 3.8% and 4.0% in the 2002 quarter and 2002 year-to-date period, respectively, and franchise comparable restaurant sales increased 3.7% and 3.9% in the 2002 quarter and 2002 year-to-date period, respectively.

Cost of Company Restaurant Sales. Food and beverage costs decreased from 26.9% in the 2001 quarter to 26.3% in the 2002 quarter and from 27.0% in the 2001 year-to-date period to 26.7% in the 2002 year-to-date period. The decreases in both the 2002 quarter and 2002 year-to-date period were due to lower commodity costs relating to our food promotions and the benefit of certain supply chain management initiatives implemented in 2001.

Labor  costs  increased  from  31.8%  in both  the  2001  quarter  and the  2001 year-to-date period to 32.9% in both the 2002 quarter and 2002 year-to-date period. These increases were due primarily to higher costs related to improved management staffing levels, higher management incentive compensation relating to a new restaurant management bonus program and higher insurance costs.

Direct and occupancy costs decreased from 25.4% in both the 2001 quarter and the 2001 year-to-date period to 24.8% in the 2002 quarter and 24.6% in the 2002 year-to-date period. The decreases in both periods were due primarily to lower utility costs as well as a decrease in advertising costs, as a percentage of sales. The decrease in the 2002 quarter was partially offset by higher packaging costs relating to our To Go initiative.

General and Administrative Expenses. General and administrative expenses decreased from 9.7% in the 2001 quarter to 9.6% in the 2002 quarter and were 9.6% in both the 2001 year-to-date period and the 2002 year-to-date period. General and administrative expenses were impacted in both the 2002 quarter and 2002 year-to-date period by higher legal fees and expenses related to certain litigation and higher incentive compensation. General and administrative expenses were lower in both the 2002 quarter and 2002 year-to-date period as a result of costs incurred in 2001 associated with our purchasing supply chain and strategic brand assessment projects and the absorption of general and administrative expenses over a larger revenue base.

Amortization of Intangible Assets: Amortization of intangible assets decreased from $1,462,000 in the 2001 quarter to $52,000 in the 2002 quarter and decreased from $2,925,000 in the 2001 year-to date period to $190,000 in the 2002 year-to-date period. These decreases were due to the elimination of goodwill amortization in accordance with SFAS No. 142.

Interest Expense: Interest expense decreased in both the 2002 quarter and the 2002 year-to-date period due primarily to a reduction in our debt levels and lower interest rates in both periods.

Income Taxes. The effective income tax rate, as a percentage of earnings before income taxes, decreased from 36.8% in both the 2001 quarter and 2001 year-to-date period to 36.5% in both the 2002 quarter and the 2002 year-to-date period.

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

Capital expenditures were $50,086,000 in fiscal year 2001 and $29,545,000 in the 2002 year-to-date period. We currently expect to open approximately 25 restaurants, and capital expenditures are expected to be between $60,000,000 and $65,000,000 in fiscal 2002, excluding the potential acquisition discussed below. These expenditures will primarily be for the development of new restaurants, refurbishment and capital replacement for existing restaurants, and the enhancement of information systems including a new accounting and human resource information system. Because we expect to continue to purchase a portion of our sites, the amount of actual capital expenditures will be dependent upon, among other things, the proportion of leased versus owned properties. In addition, if we open more restaurants than we currently anticipate or acquire additional restaurants, our capital requirements will increase accordingly.

On July 16, 2002, we reached an agreement with an existing franchisee to acquire the assets of 21 Applebee's restaurants located in the Washington, D.C. area for $32.8 million in cash, subject to adjustment. The agreement also provides for additional payments if the restaurants achieve cash flows in excess of historical levels. As a condition of this agreement, the franchisee filed a voluntary Chapter 11 petition for bankruptcy protection in the United States Bankruptcy Court for the Southern District of Florida. The sale is subject to normal bankruptcy court bidding procedures, obtaining operating licenses and other third-party consents. On July 30, 2002, the bankruptcy court established the procedures to control the bidding and sale process for the restaurants and confirmed September 13th as the date for the final sale approval hearing. If bankruptcy approval is received, we anticipate closing on this purchase during the fourth quarter of 2002.

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

In February 2001, our Board of Directors authorized the repurchase of up to $55,000,000 of our common stock through 2001, subject to market conditions and applicable restrictions imposed by our then-current credit agreement. As of December 30, 2001, we had $20,600,000 remaining on this authorization. In February 2002, our Board of Directors extended the 2001 authorization through 2002. During the 2002 year-to-date period, we repurchased 375,000 shares of our common stock at an average price of $22.20 for an aggregate cost of $8,324,000. In May 2002, our Board of Directors authorized an additional repurchase of $75,000,000 of our common stock through May 2005. As of June 30, 2002, we had $87,300,000 remaining under these authorizations.

As of June 30, 2002, our liquid assets totaled $8,273,000. These assets consisted of cash and cash equivalents in the amount of $7,778,000 and short-term investments in the amount of $495,000. The working capital deficit increased from $29,747,000 as of December 30, 2001 to $40,409,000 as of June 30, 2002. This increase was due primarily to decreases in cash and cash equivalents due to payments on long-term debt which were partially offset by the redemption of gift certificates in 2002 sold in 2001. As of June 30, 2002, we had borrowings of $28,000,000 and standby letters of credit of $5,260,000 outstanding under our $150,000,000 revolving credit facility. We also had a standby letter of credit for $827,000 outstanding with another financial institution.

We believe that our liquid assets and cash generated from operations, combined with borrowings available under our credit facilities, will provide sufficient funds for our operating, capital and other requirements for the foreseeable future.

The following table shows our bank debt amortization schedule, our future capital lease commitments and our future operating lease commitments as of June 30, 2002:

----------------------------------------------------------------------------------------------------------------
                      Financial Commitments (in thousands)
----------------------------------------------------------------------------------------------------------------
                                    2002          2003         2004         2005         2006       Thereafter
                                 ------------  ------------ ------------ ------------ ------------ -------------
Bank Debt.....................    $      --     $      --    $   28,000  $     --     $      --     $       --
Capital Lease Obligations.....    $      351    $      715   $      741  $      767   $      794    $    7,536
Operating Leases..............    $   11,112    $   14,470   $   13,537  $   12,856   $   12,290    $  109,377


Financial commitments for 2002 include only payments to be made for the remaining 26 weeks of fiscal 2002. In addition, we have lease guarantees of approximately $26,600,000 as of June 30, 2002 (see Note 2 to our Consolidated Financial Statements).

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

New Accounting Pronouncement

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets", which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 retains many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with that Statement. We adopted SFAS No. 144 effective December 31, 2001. The adoption of SFAS No. 144 did not have a material impact on our consolidated financial statements.

Forward-Looking Statements

The statements contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section regarding restaurant development, costs and expenses, capital expenditures and financial commitments are forward-looking and based on current expectations. There are several risks and uncertainties that could cause actual results to differ materially from those described. These risks include but are not limited to the impact of intense competition in the casual dining segment of the restaurant industry and our ability to control restaurant operating costs which are impacted by market changes, minimum wage and other employment laws, food costs and inflation. For a more detailed discussion of the principal factors that could cause actual results to be materially different, you should read our current report on Form 8-K which we filed with the Securities and Exchange Commission on July 16, 2002. We disclaim any obligation to update forward-looking statements.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from fluctuations in interest rates and changes in commodity prices. Our revolving credit facility bears interest at either the bank's prime rate or LIBOR plus 1.0%, at our option. As of June 30, 2002, the total amount of debt subject to interest rate fluctuations was $28,000,000 which was outstanding on our revolving credit facility. A 1% change in interest rates would result in an increase or decrease in interest expense of $280,000 per year. We may from time to time enter into interest rate swap agreements to manage the impact of interest rate changes on our earnings.

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

Item 4.     Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on May 9, 2002. The Stockholders voted on the following matters:


   Proposal I.     Elect Erline  Belton,  Eric L. Hansen  and Mark S.  Hansen as
                   directors to serve a three-year term expiring in 2005.
   Proposal II.    Approve an amendment to  the Applebee's  International,  Inc.
                   Employee Stock Purchase Plan.
   Proposal III.   Ratify  Deloitte &  Touche  LLP as  our independent  auditors for the 2002 fiscal year.

The results of the voting were as follows:


                             Affirmative               Negative                                         Broker
      Proposal                  Votes                    Votes                 Abstentions             Non-Votes
----------------------     -----------------      --------------------     --------------------    ------------------
I (Erline Belton)             33,416,528                    89,123                     --                        --
I (Eric Hansen)               33,416,528                    89,123                     --                        --
I (Mark Hansen)               33,416,528                    89,123                     --                        --
II                            33,075,794                   372,435                   57,421                       1
III                           32,428,125                 1,051,177                   25,899                     450


Each Proposal received the required affirmative votes and was affirmatively adopted by the Stockholders.

Item 6.     Exhibits and Reports on Form 8-K

            (a) The Exhibits listed on the accompanying Exhibit Index are filed as part of this report.

            (b) We furnished a report on Form 8-K on April 8, 2002 announcing our presentation at the Banc of America Securities Consumer Conference.

                  We filed a report on Form 8-K on April 11, 2002 clarifying comments made at the Banc of America Securities Consumer Conference.

                  We furnished a report on Form 8-K on April 11, 2002 announcing
                  our   presentation   at   the   SunTrust   Robinson   Humphrey
                  Institutional Conference.

                  We furnished a report on Form 8-K on April 19, 2002 announcing our broadcast of the first quarter 2002 earnings conference call over the Internet.

                  We filed a report on Form 8-K on April 25, 2002 reporting first quarter 2002 earnings.

                  We filed a report on Form 8-K on April 30, 2002 reporting April comparable sales.

                  We filed a report on Form 8-K on May 9, 2002 announcing a three-for-two stock split.

                  We furnished a report on Form 8-K on May 13, 2002 announcing the webcast of the Investor Conferences in New York and Boston.

                  We furnished a report on Form 8-K on May 15, 2002 outlining our future growth strategies and long-term EPS growth expectations. We also announced that we have increased the domestic potential of the Applebee's concept.

                  We filed a report on Form 8-K on May 29, 2002 reporting May comparable sales.

                  We furnished a report on Form 8-K on June 11, 2002 announcing our presentation at the U.S. Bancorp Piper Jaffray Consumer Conference.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  APPLEBEE'S INTERNATIONAL, INC.
                                  (Registrant)



Date: July 31, 2002             By:  /s/    Lloyd L. Hill
     -----------------             --------------------------------------------
                                   Lloyd L. Hill
                                   Chairman and Chief Executive Officer
                                   (principal executive officer)

Date: July 31, 2002             By:  /s/    Steven K. Lumpkin
     -----------------             --------------------------------------------
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


   10.1       Amendment to Employee Stock Purchase Plan.