Form 10-Q/A
period 2002-06-30
APPLEBEES INTERNATIONAL INC
filed 2002-08-02
CIK 853665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A

                                 Amendment No. 1

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

                                EXPLANATORY NOTE

This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2002 is being filed solely to include the certification required by Section 906 of the Sarbanes-Oxley Act of 2002, which became effective on July 30, 2002. No other revisions have been made to the Registrant's Quarterly Report on Form 10-Q filed on August 1, 2002.

PART II OTHER INFORMATION

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
                                   Steven K. Lumpkin
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (principal financial and accounting officer)

                         APPLEBEE'S INTERNATIONAL, INC.
                                  EXHIBIT INDEX



  Exhibit
   Number                           Description of Exhibit
------------- ------------------------------------------------------------------


   10.1       Amendment to Employee Stock Purchase Plan.

   99.1       Certification  of   Chairman  and  Chief   Executive  Officer  and
              Executive Vice President and Chief Financial Officer.