Form 10-Q
period 2002-09-29
APPLEBEES INTERNATIONAL INC
filed 2002-11-08
CIK 853665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                September 29, 2002
                              --------------------------------------------------

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

Number of shares of the registrant's common stock outstanding as of November 1, 2002 was 55,250,390.

                         APPLEBEE'S INTERNATIONAL, INC.
                                    FORM 10-Q
                     FISCAL QUARTER ENDED SEPTEMBER 29, 2002
                                      INDEX


                                                                                                               Page

Part I              Financial Information

Item 1.             Consolidated Financial Statements:

                    Consolidated Balance Sheets as of September 29, 2002
                       and December 30, 2001................................................................      3

                    Consolidated Statements of Earnings for the 13 Weeks and 39 Weeks
                       Ended September 29, 2002 and September 30, 2001......................................      4

                    Consolidated Statement of Stockholders' Equity for the
                       39 Weeks Ended September 29, 2002....................................................      5

                    Consolidated Statements of Cash Flows for the 39 Weeks
                       Ended September 29, 2002 and September 30, 2001......................................      6

                    Notes to Consolidated Financial Statements..............................................      8

Item 2.             Management's Discussion and Analysis of
                       Financial Condition and Results of Operations........................................     12

Item 3.             Quantitative and Qualitative Disclosures About Market Risk..............................     20

Item 4.             Controls and Procedures.................................................................     20


Part II             Other Information

Item 1.             Legal Proceedings.......................................................................     21

Item 6.             Exhibits and Reports on Form 8-K........................................................     21


Signatures .................................................................................................     22

Exhibit Index...............................................................................................     25


                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      (in thousands, except share amounts)


                                                                                        September 29,      December 30,
                                                                                            2002               2001
                                                                                        --------------     -------------
                                     ASSETS

Current assets:
     Cash and cash equivalents.......................................................    $    7,522         $   22,048
     Short-term investments, at market value (amortized cost of $478 in 2002 and
        $677 in 2001)................................................................           504                699
     Receivables (less allowance for bad debts of $5,443 in 2002 and $4,343 in 2001).        25,207             22,827
     Inventories.....................................................................         7,070             10,165
     Prepaid and other current assets................................................        13,782             12,260
                                                                                        --------------     -------------
        Total current assets.........................................................        54,085             67,999
Property and equipment, net..........................................................       353,730            330,924
Goodwill, net........................................................................        78,614             78,614
Franchise interest and rights, net...................................................         1,551              1,800
Other assets.........................................................................        20,864             21,074
                                                                                        --------------     -------------
                                                                                         $  508,844         $  500,411
                                                                                        ==============     =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt...............................................    $      375         $       43
     Notes payable...................................................................         3,500                 --
     Accounts payable................................................................        28,106             22,196
     Accrued expenses and other current liabilities..................................        63,894             71,551
     Accrued dividends...............................................................            --              2,977
     Accrued income taxes............................................................         1,919                979
                                                                                        --------------     -------------
        Total current liabilities....................................................        97,794             97,746
                                                                                        --------------     -------------
Non-current liabilities:
     Long-term debt - less current portion...........................................        35,192             74,525
     Franchise deposits..............................................................         1,182              1,515
     Deferred income taxes...........................................................         2,026              1,442
                                                                                        --------------     -------------
        Total non-current liabilities................................................        38,400             77,482
                                                                                        --------------     -------------
        Total liabilities............................................................       136,194            175,228
                                                                                        --------------     -------------
Commitments and contingencies (Note 2)
Stockholders' equity:
     Preferred stock - par value $0.01 per share:  authorized - 1,000,000 shares;
        no shares issued.............................................................            --                 --
     Common stock - par value $0.01 per share:  authorized - 125,000,000 shares;
        issued - 72,336,788 shares...................................................           723                723
     Additional paid-in capital......................................................       186,055            180,802
     Retained earnings...............................................................       417,652            354,950
     Accumulated other comprehensive income, net of income taxes ....................            17                 14
                                                                                        --------------     -------------
                                                                                            604,447            536,489
     Treasury stock - 17,123,011 shares in 2002 and 16,522,099 shares in 2001, at
        cost.........................................................................      (231,797)          (211,306)
                                                                                        --------------     -------------
        Total stockholders' equity...................................................       372,650            325,183
                                                                                        --------------     -------------
                                                                                         $  508,844         $  500,411
                                                                                        ==============     =============


                               See notes to consolidated financial statements.


                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                              13 Weeks Ended                   39 Weeks Ended
                                                       ------------------------------   ------------------------------
                                                       September 29,    September 30,   September 29,    September 30,
                                                           2002            2001              2002             2001
                                                       -------------   --------------   -------------    -------------
Revenues:
     Company restaurant sales....................       $ 182,807        $ 164,238       $ 536,673        $ 486,416
     Franchise income............................          26,033           23,787          76,357           69,906
                                                       -------------   --------------   -------------    -------------
        Total operating revenues.................         208,840          188,025         613,030          556,322
                                                       -------------   --------------   -------------    -------------
Cost of company restaurant sales:
     Food and beverage...........................          47,765           44,489         142,245          131,427
     Labor.......................................          60,054           52,864         176,392          155,297
     Direct and occupancy........................          47,009           41,459         134,172          123,322
     Pre-opening expense.........................             792              632           1,432              899
                                                       -------------   --------------   -------------    -------------
        Total cost of company restaurant sales...         155,620          139,444         454,241          410,945
                                                       -------------   --------------   -------------    -------------
General and administrative expenses..............          20,049           19,197          58,848           54,448
Amortization of intangible assets................              95            1,463             285            4,388
Loss on disposition of restaurants and equipment.             458              329           1,479            1,087
                                                       -------------   --------------   -------------    -------------
Operating earnings...............................          32,618           27,592          98,177           85,454
                                                       -------------   --------------   -------------    -------------
Other income (expense):
     Investment income...........................             346              479           1,124            1,251
     Interest expense............................            (414)          (1,831)         (1,602)          (6,231)
     Other income................................             513              322           1,096              797
                                                       -------------   --------------   -------------    -------------
        Total other income (expense).............             445           (1,030)            618           (4,183)
                                                       -------------   --------------   -------------    -------------
Earnings before income taxes.....................          33,063           26,562          98,795           81,271
Income taxes.....................................          12,068            9,776          36,060           29,908
                                                       -------------   --------------   -------------    -------------
Net earnings.....................................       $  20,995        $  16,786       $  62,735        $  51,363
                                                       =============   ==============   =============    =============

Basic net earnings per common share..............       $    0.38        $    0.30       $    1.12        $    0.93
                                                       =============   ==============   =============    =============
Diluted net earnings per common share............       $    0.37        $    0.30       $    1.10        $    0.91
                                                       =============   ==============   =============    =============

Basic weighted average shares outstanding........          55,654           55,366          55,801           55,470
                                                       =============   ==============   =============    =============
Diluted weighted average shares outstanding......          56,714           56,821          57,119           56,736
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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                      (in thousands, except share amounts)



                                                                                         Accumulated
                                              Common Stock        Additional                Other                      Total
                                        ------------------------   Paid-In     Retained  Comprehensive   Treasury   Stockholders'
                                            Shares       Amount     Capital    Earnings      Income        Stock        Equity
                                        --------------- -------- ------------ ---------- ------------- ------------ ----------------

Balance, December 30, 2001.............   72,336,788     $ 723    $ 180,802   $ 354,950     $    14     $(211,306)    $ 325,183

   Comprehensive income:
     Net earnings......................         --         --           --       62,735          --          --          62,735
     Change in unrealized gain on
       short-term investments,
       net of income taxes.............         --         --           --          --            3          --               3
                                        --------------- -------- ------------ ---------- ------------- ------------ ----------------
   Total comprehensive income..........         --         --           --       62,735           3          --          62,738
                                        --------------- -------- ------------ ---------- ------------- ------------ ----------------

   Purchases of treasury stock.........         --         --           --          --           --       (26,113)      (26,113)
   Stock options exercised and
     related tax benefit...............         --         --         1,898         --           --         3,290         5,188
   Shares issued under employee
     stock and 401(k) plans............         --         --         2,390         --           --         1,839         4,229
   Restricted shares awarded
     under equity incentive plan.......         --         --             8         --           --           493           501
   Unearned compensation relating
     to restricted shares..............         --         --           467         --           --          --             467
   Repayments of notes receivable from
     officers for stock sales..........         --         --           490         --           --          --             490
   Dividends paid for fractional shares         --         --           --         (33)          --          --             (33)
                                        --------------- -------- ------------ --- ------ ------------- ------------ ----------------

Balance, September 29, 2002............   72,336,788     $ 723    $ 186,055   $ 417,652     $    17     $(231,797)    $ 372,650
                                        =============== ======== ============ ========== ============= ============ ================



                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                             39 Weeks Ended
                                                                                   -----------------------------------
                                                                                   September 29,       September 30,
                                                                                        2002               2001
                                                                                   ---------------    ----------------
       CASH FLOWS FROM OPERATING ACTIVITIES:
            Net earnings.....................................................        $    62,735        $     51,363
            Adjustments to reconcile net earnings to net
               cash provided by operating activities:
               Depreciation and amortization.................................             25,812              23,544
               Amortization of intangible assets.............................                285               4,388
               Amortization of deferred financing costs......................                145                 544
               Deferred income tax benefit (provision).......................                635              (3,503)
               Loss on disposition of restaurants and equipment..............              1,479               1,087
               Income tax benefit from exercise of options...................              1,397               3,017
            Changes in assets and liabilities:
               Receivables...................................................             (2,380)               (209)
               Inventories...................................................              3,095               2,668
               Prepaid and other current assets..............................             (1,574)             (1,205)
               Accounts payable..............................................              5,910              (3,689)
               Accrued expenses and other current liabilities................             (5,263)               (471)
               Accrued income taxes..........................................                940               9,854
               Franchise deposits............................................               (333)               (140)
               Other.........................................................              1,371              (1,897)
                                                                                   ---------------    ----------------
               NET CASH PROVIDED BY OPERATING ACTIVITIES.....................             94,254              85,351
                                                                                   ---------------    ----------------
       CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchases of property and equipment..............................            (49,680)            (38,181)
            Proceeds from sale of restaurants and equipment..................                  3                 433
            Purchases of short-term investments..............................               (150)               (149)
            Maturities and sales of short-term investments...................                350                 474
                                                                                   ---------------    ----------------
               NET CASH USED BY INVESTING ACTIVITIES.........................            (49,477)            (37,423)
                                                                                   ---------------    ----------------
       CASH FLOWS FROM FINANCING ACTIVITIES:
            Purchases of treasury stock......................................            (26,113)            (44,987)
            Dividends paid...................................................             (3,010)             (2,779)
            Issuance of common stock upon exercise of stock options..........              3,791              13,049
            Shares sold under employee stock purchase plan...................              1,529                 828
            Proceeds from issuance of notes payable..........................              3,500                 --
            Payments on long-term debt.......................................            (39,000)            (11,430)
                                                                                   ---------------    ----------------
               NET CASH USED BY FINANCING ACTIVITIES.........................            (59,303)            (45,319)
                                                                                   ---------------    ----------------
       NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..................            (14,526)              2,609
       CASH AND CASH EQUIVALENTS, beginning of period........................             22,048              10,763
                                                                                   ---------------    ----------------
       CASH AND CASH EQUIVALENTS, end of period..............................        $     7,522        $     13,372
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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                   (Unaudited)
                                 (in thousands)


                                                                                            39 Weeks Ended
                                                                                 -------------------------------------
                                                                                  September 29,       September 30,
                                                                                      2002                 2001
                                                                                 ----------------    -----------------

Supplemental disclosures of cash flow information:
     Cash paid during the 39 week period for:
       Income taxes........................................................         $   30,172          $   20,483
                                                                                 ================    =================
       Interest............................................................         $    1,159          $    5,676
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

Lease guaranties: In connection with the sale of restaurants to franchisees and other parties, we have, in certain cases, remained contingently liable for the remaining lease payments. As of September 29, 2002, the aggregate amount of these remaining lease payments totaled approximately $25,200,000. The buyers have indemnified us from any losses related to these guaranties.

Severance agreements: We have severance and employment agreements with certain officers providing for severance payments to be made in the event the employee resigns or is terminated related to a change in control. The agreements define the circumstances which will constitute a change in control. If the severance payments had been due as of September 29, 2002, we would have been required to make payments totaling approximately $7,900,000. In addition, we have severance and employment agreements with certain officers which contain severance provisions not related to a change in control. Those provisions would have required aggregate payments of approximately $5,900,000 if such officers had been terminated as of September 29, 2002.

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

                                                            13 Weeks Ended                   39 Weeks Ended
                                                   ----------------------------------------------------------------
                                                    September 29,   September 30,    September 29,   September 30,
                                                        2002             2001            2002             2001
                                                   --------------- ---------------  --------------- ---------------

Net earnings......................................   $   20,995      $    16,786      $   62,735      $    51,363
                                                   =============== ===============  =============== ===============

Basic weighted average shares outstanding.........       55,654           55,366          55,801           55,470
Dilutive effect of stock options and
     performance shares...........................        1,060            1,455           1,318            1,266
                                                   --------------- ---------------  --------------- ---------------
Diluted weighted average shares outstanding.......       56,714           56,821          57,119           56,736
                                                   =============== ===============  =============== ===============

Basic net earnings per common share...............   $     0.38      $      0.30      $     1.12      $      0.93
                                                   =============== ===============  =============== ===============
Diluted net earnings per common share.............   $     0.37      $      0.30      $     1.10      $      0.91
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

5.  Goodwill and Other Intangible Assets

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

The effect of the adoption of SFAS No. 142 on net income and earnings per share is as follows (in thousands, except per share amounts. May not add due to rounding):

                                                            13 Weeks Ended                   39 Weeks Ended
                                                   ----------------------------------------------------------------
                                                    September 29,   September 30,    September 29,   September 30,
                                                        2002             2001            2002             2001
                                                   --------------- ---------------  --------------- ---------------

Net earnings, as reported.........................   $   20,995      $    16,786      $   62,735      $    51,363
Goodwill amortization (net of income taxes).......          --               837             --             2,512
                                                   --------------- ---------------  --------------- ---------------
Net earnings, as adjusted.........................   $   20,995      $    17,623      $   62,735      $    53,875
                                                   =============== ===============  =============== ===============

Basic net earnings per common share,
    as reported...................................   $     0.38      $      0.30      $     1.12      $      0.93
Goodwill amortization (net of income taxes).......          --              0.02             --              0.05
                                                   --------------- ---------------  --------------- ---------------
Basic net earnings per common share,
    as reported...................................   $     0.38      $      0.32      $     1.12      $      0.97
                                                   =============== ===============  =============== ===============

Diluted net earnings per common share,
    as reported...................................   $     0.37      $      0.30      $     1.10      $      0.91
Goodwill amortization (net of income taxes).......          --              0.01             --              0.04
                                                   --------------- ---------------  --------------- ---------------
Diluted net earnings per common share,
    as reported                                      $     0.37      $      0.31      $     1.10      $      0.95
                                                   =============== ===============  =============== ===============

Intangible assets subject to amortization pursuant to SFAS No. 142 consist primarily of franchise interest and rights and are summarized below (in thousands):

                                              September 29,          December 30,
                                                  2002                   2001
                                            ------------------    ------------------
Gross carrying amount                               $6,371                $6,371
Less, accumulated amortization                       4,820                 4,571
                                            ------------------    ------------------
Net                                                 $1,551                $1,800
                                            ==================    ==================

We expect annual amortization expense for all intangible assets for the next five fiscal years to range from approximately $280,000 to $380,000.

6.  New Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets", which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 retains many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with that Statement. We adopted SFAS No. 144 effective December 31, 2001. The adoption of SFAS No. 144 did not have a material impact on our consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS Nos. 4 and 64 required gains and losses from extinguishment of debt to be classified as extraordinary items. SFAS No. 145 rescinds this requirement and stipulates that gains or losses on extinguishment of debt would have to meet the criteria of APB Opinion No. 30 to be classified as an extraordinary item. In addition, any extraordinary gains or losses on extinguishment of debt in prior periods presented would require reclassification. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. We are currently evaluating the impact of this Statement.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized only when the liability is incurred and measured at fair value. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the initial adoption of this Statement to have a material impact on our results of operations or financial position.

7.  Subsequent Event

On November 7, 2002, we acquired the operations and assets of 21 Applebee's restaurants located in the Washington, D.C. area from a franchisee. Under the terms of the purchase agreement and the agreement with the franchisee's secured lender, the total purchase price of the acquisition was $34.3 million, subject to adjustment. The agreement also provides for additional payments if the restaurants achieve cash flows in excess of historical levels in the first 18 months after the closing of the acquisition. Our financial statements will reflect the results of operations for these restaurants subsequent to the date of acquisition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Our revenues are generated from two primary sources:

o   Company restaurant sales (food and beverage sales)
o   Franchise income

Franchise income consists of franchise restaurant royalties (generally 4% of each franchise restaurant's monthly gross sales) and franchise fees (which typically range from $30,000 to $35,000 for each restaurant opened). Beverage sales represent sales of alcoholic beverages, while non-alcoholic beverages are included in food sales.

Certain expenses relate only to company operated restaurants. These include:

o Food and beverage costs
o Labor costs
o Direct and occupancy costs
o Pre-opening expenses

Other expenses, such as general and administrative and amortization expenses, relate to both company operated restaurants and franchise operations.

We operate on a 52 or 53 week fiscal year ending on the last Sunday in December. Our fiscal quarters ended September 29, 2002 and September 30, 2001 each contained 13 weeks and are referred to hereafter as the "2002 quarter" and the "2001 quarter", respectively. Our 39 week periods ended September 29, 2002 and September 30, 2001 are referred to hereafter as the "2002 year-to-date period" and the "2001 year-to-date period," respectively.

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

Employee incentive compensation plans: We have various long-term employee incentive compensation plans which require us to make estimates to determine our liability. If performance against the criteria in each plan differs from our estimates in the future, we will be required to adjust our liability accordingly.

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

                                                                13 Weeks Ended                         39 Weeks Ended
                                                      -----------------------------------    ------------------------------------
                                                       September 29,      September 30,       September 29,       September 30,
                                                           2002                2001               2002                2001
                                                      ----------------    ---------------    ----------------    ----------------
Revenues:
     Company restaurant sales.....................           87.5%               87.3%              87.5%               87.4%
     Franchise income.............................           12.5                12.7               12.5                12.6
                                                      ----------------    ---------------    ----------------    ----------------
        Total operating revenues..................          100.0%              100.0%             100.0%              100.0%
                                                      ================    ===============    ================    ================
Cost of sales (as a percentage of
     company restaurant sales):
     Food and beverage............................           26.1%               27.1%              26.5%               27.0%
     Labor........................................           32.9                32.2               32.9                31.9
     Direct and occupancy.........................           25.7                25.2               25.0                25.4
     Pre-opening expense..........................            0.4                 0.4                0.3                 0.2
                                                      ----------------    ---------------    ----------------    ----------------
        Total cost of sales.......................           85.1%               84.9%              84.6%               84.5%
                                                      ================    ===============    ================    ================
General and administrative expenses...............            9.6%               10.2%               9.6%                9.8%
Amortization of intangible assets.................            --                  0.8                --                  0.8
Loss on disposition of restaurants and equipment..            0.2                 0.2                0.2                 0.2
                                                      ----------------    ---------------    ----------------    ----------------
Operating earnings................................           15.6                14.7               16.0                15.4
                                                      ----------------    ---------------    ----------------    ----------------
Other income (expense):
     Investment income............................            0.2                 0.3                0.2                 0.2
     Interest expense.............................           (0.2)               (1.0)              (0.3)               (1.1)
     Other income.................................            0.2                 0.2                0.2                 0.1
                                                      ----------------    ---------------    ----------------    ----------------
        Total other income (expense)..............            0.2                (0.5)               0.1                (0.8)
                                                      ----------------    ---------------    ----------------    ----------------
Earnings before income taxes......................           15.8                14.1               16.1                14.6
Income taxes......................................            5.8                 5.2                5.9                 5.4
                                                      ----------------    ---------------    ----------------    ----------------
Net earnings......................................           10.1%                8.9%              10.2%                9.2%
                                                      ================    ===============    ================    ================


The following table sets forth certain unaudited financial information and other restaurant data relating to company and franchise restaurants, as reported to us by franchisees:

                                                           13 Weeks Ended                   39 Weeks Ended
                                                    -------------------------------  -------------------------------
                                                     September 29,   September 30,    September 29,   September 30,
                                                          2002            2001            2002             2001
                                                    --------------- ---------------  ---------------  --------------
 Number of restaurants:
      Company:
          Beginning of period.....................          318             289              310              285
          Restaurant openings.....................           11               9               19               13
          Restaurant closings.....................           --              --               --               --
                                                    --------------- ---------------  ---------------  --------------
          End of period...........................          329             298              329              298
                                                    --------------- ---------------  ---------------  --------------
      Franchise:
          Beginning of period.....................        1,103           1,035            1,082            1,001
          Restaurant openings.....................           26              25               50               61
          Restaurant closings.....................           --              --               (3)              (2)
                                                    --------------- ---------------  ---------------  --------------
          End of period...........................        1,129           1,060            1,129            1,060
                                                    --------------- ---------------  ---------------  --------------
      Total:
          Beginning of period.....................        1,421           1,324            1,392            1,286
          Restaurant openings.....................           37              34               69               74
          Restaurant closings.....................           --              --               (3)              (2)
                                                    --------------- ---------------  ---------------  --------------
          End of period...........................        1,458           1,358            1,458            1,358
                                                    =============== ===============  ===============  ==============

 Weighted average weekly sales per restaurant:
          Company.................................   $   43,474      $   43,118       $   43,424       $   43,126
          Franchise...............................   $   44,105      $   42,680       $   44,252       $   42,646
          Total...................................   $   43,963      $   42,776       $   44,067       $   42,752
 Change in comparable restaurant sales:(1)
          Company.................................          1.7 %           1.9 %            1.5 %            2.9 %
          Franchise...............................          3.1 %           2.9 %            3.6 %            3.0 %
          Total...................................          2.8 %           2.7 %            3.1 %            3.0 %

 Total system sales (in thousands)................   $  822,640      $  745,887       $2,430,412       $2,191,326









--------
 (1) When computing comparable restaurant sales, restaurants open for at least 18 months are compared from period to period.

Company Restaurant Sales. Total company restaurant sales increased $18,569,000 (11%) from $164,238,000 in the 2001 quarter to $182,807,000 in the 2002 quarter and  increased  $50,257,000  (10%) from  $486,416,000  in the 2001  year-to-date period to $536,673,000 in the 2002 year-to-date period due primarily to company restaurant openings and increases in comparable restaurant sales.

Comparable restaurant sales at company restaurants increased by 1.7% and 1.5% in the 2002 quarter and the 2002 year-to-date period, respectively. Weighted average weekly sales at company restaurants increased 0.8% from $43,118 in the 2001 quarter to $43,474 in the 2002 quarter and also increased 0.7% from $43,126 in the 2001 year-to-date period to $43,424 in the 2002 year-to-date period. These increases were due primarily to an increase in guest traffic in both periods and an increase in the average guest check in the 2002 year-to-date period resulting from the company's food promotions. In addition, a portion of the increase in both periods resulted from the implementation of our To Go initiative in 2002 and a menu price increase of approximately 1.0% in early August 2002.

Franchise Income. Overall franchise income increased $2,246,000 (9%) from $23,787,000 in the 2001 quarter to $26,033,000 in the 2002 quarter and increased $6,451,000 (9%) from $69,906,000 in the 2001 year-to-date period to $76,357,000 in the 2002 year-to-date period. These increases were due primarily to the increased number of franchise Applebee's restaurants operating during the 2002 quarter and 2002 year-to-date period and increases in comparable restaurant sales. Weighted average weekly sales at franchise restaurants increased 3.3% and 3.8% in the 2002 quarter and 2002 year-to-date period, respectively and franchise comparable restaurant sales increased 3.1% and 3.6% in the 2002 quarter and 2002 year-to-date periods, respectively.

Cost of Company Restaurant Sales. Food and beverage costs decreased from 27.1% in the 2001 quarter to 26.1% in the 2002 quarter and decreased from 27.0% in the 2001 year-to-date period to 26.5% in the 2002 year-to-date period. The decreases in both the 2002 quarter and the 2002 year-to-date period were due to lower commodity costs relating to our food promotions and the benefit of certain supply chain management initiatives implemented in 2001.

Labor costs increased from 32.2% and 31.9% in the 2001 quarter and the 2001 year-to-date period, respectively, to 32.9% in both the 2002 quarter and 2002 year-to-date period. These increases were due primarily to higher costs related to wage rates, management incentive compensation relating to a new restaurant management bonus program and workers compensation and group insurance costs.

Direct and occupancy costs increased from 25.2% in the 2001 quarter to 25.7% in the 2002 quarter and decreased from 25.4% in the 2001 year-to-date period to 25.0% in the 2002 year-to-date period. Direct and occupancy costs were impacted in both periods by lower utility costs, higher packaging costs relating to our To Go initiative and higher insurance costs. Advertising costs, as a percentage of sales, also decreased in the 2002 year-to-date period.

General and Administrative Expenses. General and administrative expenses decreased from 10.2% in the 2001 quarter and 9.8% in the 2001 year-to-date period to 9.6% in both the 2002 quarter and 2002 year-to-date period. General and administrative expenses were lower in both the 2002 quarter and 2002 year-to-date period as a result of costs incurred in 2001 associated with our purchasing supply chain and strategic brand assessment projects and the absorption of general and administrative expenses over a larger revenue base. These decreases were partially offset by higher legal fees and expenses related to certain litigation and higher incentive compensation.

Amortization of Intangible Assets: Amortization of intangible assets decreased from $1,463,000 in the 2001 quarter to $95,000 in the 2002 quarter and decreased from $4,388,000 in the 2001 year-to date period to $285,000 in the 2002 year-to-date period. These decreases were due to the elimination of goodwill amortization in accordance with SFAS No. 142.

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

Liquidity and Capital Resources

Our need for capital historically has resulted from the construction and acquisition of restaurants and the repurchase of our common shares. In 2002 and for the foreseeable future, we will also use our capital resources to invest in information technology systems. In the past, we have obtained capital through public stock offerings, debt financing, and our ongoing operations. Cash flows from our ongoing operations include cash generated from company and franchise operations, credit from trade suppliers, real estate lease financing, and landlord contributions to leasehold improvements. We have also used our common stock as consideration in the acquisition of restaurants. In addition, we have assumed debt or issued new debt in connection with certain mergers and acquisitions.

Capital expenditures were $50,086,000 in fiscal year 2001 and $49,680,000 in the 2002 year-to-date period. We currently expect to open at least 25 company restaurants in 2002, and capital expenditures are expected to be between $63,000,000 and $68,000,000 in fiscal 2002, excluding the purchase price of the franchise acquisition discussed below. These expenditures will primarily be for the development of new restaurants, refurbishment and capital replacement for existing restaurants, and the enhancement of information systems including a new accounting and human resource information system. Because we expect to continue to purchase a portion of our sites, the amount of actual capital expenditures will be dependent upon, among other things, the proportion of leased versus owned properties. In addition, if we open more restaurants than we currently anticipate or acquire additional restaurants, our capital requirements will increase accordingly.

On November 7, 2002, we acquired the operations and assets of 21 Applebee's restaurants located in the Washington, D.C. area from a franchisee. Under the terms of the purchase agreement and the agreement with the franchisee's secured lender, the total purchase price of the acquisition was $34.3 million, subject to adjustment. The agreement also provides for additional payments if the restaurants achieve cash flows in excess of historical levels in the first 18 months after the closing of the acquisition. Our financial statements will reflect the results of operations for these restaurants subsequent to the date of acquisition.

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

In February 2001, our Board of Directors authorized the repurchase of up to $55,000,000 of our common stock through 2001, subject to market conditions and applicable restrictions imposed by our then-current credit agreement. As of December 30, 2001, we had $20,600,000 remaining on this authorization. In February 2002, our Board of Directors extended the 2001 authorization through 2002. In May 2002, our Board of Directors authorized an additional repurchase of $75,000,000 of our common stock through May 2005. During the 2002 year-to-date period, we repurchased 1,210,000 shares of our common stock at an average price of $21.58 for an aggregate cost of $26,100,000. As of September 29, 2002, we had $69,500,000 remaining under these authorizations.

As of September 29, 2002, our liquid assets totaled $8,026,000. These assets consisted of cash and cash equivalents in the amount of $7,522,000 and short-term investments in the amount of $504,000. The working capital deficit increased from $29,747,000 as of December 30, 2001 to $43,709,000 as of September 29, 2002. This increase was due primarily to decreases in cash and cash equivalents due to payments on long-term debt and an increase in accrued insurance which were partially offset by the redemption of gift certificates in 2002 sold in 2001. As of September 29, 2002, we had borrowings of $34,500,000 and standby letters of credit of $5,291,000 outstanding under our $150,000,000 revolving credit facility. We also had a standby letter of credit for $827,000 outstanding with another financial institution.

On September 20, 2002, we formed Neighborhood Insurance, Inc., a Vermont corporation and a wholly-owned subsidiary, as a captive insurance company. Neighborhood Insurance, Inc. was established to provide Applebee's International, Inc. and our franchisees with workers compensation and general liability insurance. Applebee's International, Inc. and our franchisees will make premium payments to the captive insurance company which will pay administrative fees and insurance claims, subject to individual and aggregate maximum claim limits under the captive insurance company's reinsurance policies. As a result, our cash and cash equivalents and accrued liabilities may increase in future periods due to the operation of the captive insurance company.

We believe that our liquid assets and cash generated from operations, combined with borrowings available under our credit facilities, will provide sufficient funds for our operating, capital and other requirements for the foreseeable future.

The following table shows our bank debt amortization schedule, our future capital lease commitments (including principal and interest payments) and other obligations and our future operating lease commitments as of September 29, 2002:

----------------------------------------------------------------------------------------------------------------
                      Financial Commitments (in thousands)
----------------------------------------------------------------------------------------------------------------
                                    2002          2003         2004         2005         2006       Thereafter
                                 ------------  ------------ ------------ ------------ ------------ -------------
Bank Debt......................   $    3,500    $      --    $   31,000   $     --     $     --     $      --
Capital Lease and Other
      Obligations..............   $      176    $    1,040   $      741   $     767    $     794    $    7,536
Operating Leases...............   $    3,913    $   15,373   $   14,501   $  13,841    $  13,297    $  119,859

Financial commitments for 2002 include only payments to be made for the remaining 13 weeks of fiscal 2002. In addition, we have lease guarantees of approximately $25,200,000 as of September 29, 2002 (see Note 2 to our Consolidated Financial Statements).

Inflation

Substantial increases in costs and expenses could impact our operating results to the extent such increases cannot be passed along to customers. In particular, increases in food, supplies, labor and operating expenses could have a significant impact on our operating results. We do not believe that inflation has materially affected our operating results during the past three years.

A majority of our employees are paid hourly rates related to federal and state minimum wage laws and various laws that allow for credits to that wage. The Federal government continues to consider an increase in the minimum wage. Several state governments have increased the minimum wage and other state governments are also considering an increased minimum wage. In the past, we have been able to pass along cost increases to customers through food and beverage price increases, and we will attempt to do so in the future. We cannot guarantee, however, that all future cost increases can be reflected in our prices or that increased prices will be absorbed by customers without at least somewhat diminishing customer spending in our restaurants.

New Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets", which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 retains many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with that Statement. We adopted SFAS No. 144 effective December 31, 2001. The adoption of SFAS No. 144 did not have a material impact on our consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS Nos. 4 and 64 required gains and losses from extinguishment of debt to be classified as extraordinary items. SFAS No. 145 rescinds this requirement and stipulates that gains or losses on extinguishment of debt would have to meet the criteria of APB Opinion No. 30 to be classified as an extraordinary item. In addition, any extraordinary gains or losses on extinguishment of debt in prior periods presented would require reclassification. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. We are currently evaluating the impact of this Statement.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized only when the liability is incurred and measured at fair value. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the initial adoption of this Statement to have a material impact on our results of operations or financial position.

In October 2002, the FASB issued an Exposure Draft relating to the transitional methods for the accounting for stock-based compensation. Under the provisions of this proposed Statement, the FASB provides for alternative methods of transition for voluntary changes to the fair value method of accounting. We are currently evaluating the adoption of the fair value method of accounting for stock-based compensation. In fiscal 2001, the impact on diluted earnings per share of adopting the fair value method of accounting excluding any potential cumulative effect of stock-based compensation prior to fiscal 2001 would have been $0.08. We are waiting further clarification from the FASB on this issue before we make our final decision.

Forward-Looking Statements

The statements contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section regarding restaurant development, costs and expenses, capital expenditures and financial commitments are forward-looking and based on current expectations. There are several risks and uncertainties that could cause actual results to differ materially from those described. These risks include but are not limited to the impact of intense competition in the casual dining segment of the restaurant industry and our ability to control restaurant operating costs which are impacted by market changes, minimum wage and other employment laws, food costs and inflation. For a more detailed discussion of the principal factors that could cause actual results to be materially different from our estimates, you should read our current report on Form 8-K which we filed with the Securities and Exchange Commission on July 16, 2002. We disclaim any obligation to update forward-looking statements.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from fluctuations in interest rates and changes in commodity prices. Our revolving credit facility bears interest at either the bank's prime rate or LIBOR plus 1.0%, at our option. As of September 29, 2002, the total amount of debt subject to interest rate fluctuations was $34,500,000 which was outstanding on our revolving credit facility. A 1% change in interest rates would result in an increase or decrease in interest expense of $345,000 per year. We may from time to time enter into interest rate swap agreements to manage the impact of interest rate changes on our earnings.

Item 4.       Controls and Procedures

Within ninety days prior to the filing of this report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

            (b) We furnished a report on Form 8-K on July 8, 2002 announcing our presentation at the CIBC World Markets Consumer Growth Conference.

                  We filed a report on Form 8-K on July 16, 2002 announcing our agreement to acquire 21 franchise restaurants.

                  We filed a report on Form 8-K on July 16, 2002 in accordance with the Private Securities Litigation Reform Act of 1995 as it relates to a safe harbor for companies making forward-looking statements. The factors listed in the report are important factors that could cause actual results to differ materially from those we project in forward-looking statements.

                  We furnished a report on Form 8-K on July 26, 2002 announcing our broadcast of the second quarter 2002 earnings conference call over the Internet.

                  We filed a report on Form 8-K on August 1, 2002 reporting second quarter earnings.

                  We filed a report on Form 8-K on August 28, 2002 reporting August comparable sales.

                  We filed a report on Form 8-K on September 6, 2002 announcing a court extension of the approval date for the sale of the Apple Capitol restaurants.

                  We furnished a report on Form 8-K on September 18, 2002 announcing our presentation at the Banc of America Securities Investment Conference.

                  We  furnished  a report  on Form  8-K on  September  27,  2002
                  announcing  our   presentation  at  the  RBC  Capital  Markets
                  Consumer Conference.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   APPLEBEE'S INTERNATIONAL, INC.
                                   (Registrant)



Date: November 8, 2002          By:  /s/    Lloyd L. Hill
      ------------------           ---------------------------------------------
                                   Lloyd L. Hill
                                   Chairman and Chief Executive Officer
                                   (principal executive officer)

Date: November 8, 2002          By:  /s/    Steven K. Lumpkin
      ------------------           ---------------------------------------------
                                   Steven K. Lumpkin
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (principal financial and accounting officer)

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Lloyd L. Hill, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Applebee's International, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 8, 2002           By:  /s/    Lloyd L. Hill
     --------------------           ---------------------------------------
                                    Lloyd L. Hill
                                    Chairman and Chief Executive Officer
                                    (principal executive officer)

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Steven K. Lumpkin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Applebee's International, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 8, 2002           By: /s/    Steven K. Lumpkin
     --------------------           ---------------------------------------
                                    Steven K. Lumpkin
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (principal financial and accounting officer)

                         APPLEBEE'S INTERNATIONAL, INC.
                                  EXHIBIT INDEX



  Exhibit
   Number                           Description of Exhibit
------------- ------------------------------------------------------------------

        4.1 Certificate of Adjustment of Shareholder Rights Plan contained in Rights Agreement dated as of September 7, 1994, between Applebee's International, Inc. and Chemical Bank, as Rights Agent, as amended.

       10.1    Employment  Agreement  dated  August  7,  2002,  with  Steven  K.
               Lumpkin.

       10.2 Asset Purchase Agreement between Applebee's International, Inc. and Apple Capitol Group, LLC dated as of July 16, 2002.

       10.3 Assignment Agreement between Lehman Brothers Holdings, Inc. and Applebee's International, Inc. dated as of October 1, 2002.

       99.1 Certifications of Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer.