Form 10-K
period 2002-12-29
APPLEBEES INTERNATIONAL INC
filed 2003-03-17
CIK 853665

1

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                   December 29, 2002
                          ------------------------------------------------------

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).
                                        Yes X   No
                                           ---    ---

The aggregate market value of the voting and non-voting common stock equity held by non-affiliates of the registrant as of the last day of the second fiscal quarter ended June 30, 2002 was $1,273,824,875 based on the closing sale price on June 28, 2002.

The number of shares of the registrant's common stock outstanding as of March 10, 2003 was 55,221,320.

                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 is incorporated into Part III hereof.

                         APPLEBEE'S INTERNATIONAL, INC.
                                    FORM 10-K
                       FISCAL YEAR ENDED DECEMBER 29, 2002
                                      INDEX

                                                                                                               Page
PART I

Item 1.         Business................................................................................        3

Item 2.         Properties..............................................................................       12

Item 3.         Legal Proceedings.......................................................................       14

Item 4.         Submission of Matters to a Vote of Security Holders.....................................       14

PART II

Item 5.         Market for Registrant's Common Equity and
                      Related Stockholder Matters.......................................................       15

Item 6.         Selected Financial Data.................................................................       16

Item 7.         Management's Discussion and Analysis of
                      Financial Condition and Results of Operations.....................................       17

Item 8.         Financial Statements and Supplementary Data.............................................       26

Item 9.         Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure............................................       26

PART III

Item 10.        Directors and Executive Officers of the Registrant......................................       27

Item 11.        Executive Compensation..................................................................       27

Item 12.        Security Ownership of Certain Beneficial Owners and Management..........................       27

Item 13.        Certain Relationships and Related Transactions..........................................       27

Item 14.        Controls and Procedures.................................................................       27

PART IV

Item 15.        Exhibits and Reports on Form 8-K........................................................       28

Signatures..............................................................................................       29

Certifications..........................................................................................       31


                                     PART I

Item 1.       Business

General

References to "Applebee's," "we," "us," and "our" in this document are references to Applebee's International, Inc. and its subsidiaries and any predecessor companies of Applebee's International, Inc. We develop, franchise and operate casual dining restaurants under the name "Applebee's Neighborhood Grill & Bar." With nearly 1,500 restaurants and $3.24 billion in system sales for the fiscal year ended December 29, 2002, Applebee's Neighborhood Grill & Bar is the largest casual dining concept in America, both in terms of number of restaurants and market share. Applebee's International, Inc. maintains an Internet website address at www.applebees.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as they are reasonably available after these materials are electronically filed with or furnished to the Securities and Exchange Commission.

We opened our first restaurant in 1986. We initially developed and operated six restaurants as a franchisee of the Applebee's Neighborhood Grill & Bar Division (the "Applebee's Division") of an indirect subsidiary of W.R. Grace & Co. In March 1988, we acquired substantially all the assets of our franchisor. When we acquired the Applebee's Division, it operated 13 restaurants and had ten franchisees, including us, operating 41 franchise restaurants.

As of December 29, 2002, there were 1,496 Applebee's restaurants. Franchisees operated 1,139 of these restaurants and 357 restaurants were company operated. The restaurants were located in 49 states and eight international countries. During 2002, 107 new restaurants were opened, including 81 franchise restaurants and 26 company restaurants.

We acquired the Rio Bravo Cantina chain of Mexican casual dining restaurants and four specialty restaurants in March 1995. In April 1999, we completed the sale of the Rio Bravo Cantina concept and our four specialty restaurants. At the time of divestiture, we operated 40 Rio Bravo restaurants and franchisees operated the remaining 25 restaurants.

Although we may acquire a new concept in the future, our current strategy is to focus on the Applebee's concept. We currently expect that the Applebee's system will encompass at least 2,300 restaurants in the United States.

The following table sets forth certain unaudited financial information and other restaurant data relating to company and franchise restaurants, as reported to us by franchisees:


                                                                             Fiscal Year Ended
                                                            -----------------------------------------------------
                                                             December 29,       December 30,       December 31,
                                                                2002              2001               2000
                                                           -----------------  ----------------  -----------------
   Number of restaurants:
        Company:
            Beginning of year............................            310               285                262
            Restaurant openings..........................             26                25                 25
            Restaurant closings..........................             --                --                 (2)
            Restaurants acquired from franchisees........             21                --                 --
                                                           -----------------  ----------------  -----------------
            End of year..................................            357               310                285
                                                           -----------------  ----------------  -----------------
        Franchise:
            Beginning of year............................          1,082             1,001                906
            Restaurant openings..........................             81                84                100
            Restaurant closings..........................             (3)               (3)                (5)
            Restaurants acquired from franchisees........            (21)               --                 --
                                                           -----------------  ----------------  -----------------
            End of year..................................          1,139             1,082              1,001
                                                           -----------------  ----------------  -----------------
        Total:
            Beginning of year............................          1,392             1,286              1,168
            Restaurant openings..........................            107               109                125
            Restaurant closings..........................             (3)               (3)                (7)
                                                           -----------------  ----------------  -----------------
            End of year..................................          1,496             1,392              1,286
                                                           =================  ================  =================

   Weighted average weekly sales per restaurant:
            Company......................................    $    43,019       $    42,660        $    42,183
            Franchise....................................    $    43,823       $    42,241        $    41,137
            Total........................................    $    43,641       $    42,334        $    41,370
   Change in comparable restaurant sales(1):
            Company......................................            1.8%              2.5%               1.8%
            Franchise....................................            3.6%              3.0%               1.6%
            Total........................................            3.2%              2.9%               1.7%

   Total system sales (in thousands).....................    $ 3,243,989       $ 2,926,288        $ 2,668,539













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

Applebee's also offers its customers the convenience of carry-out service. In 2002, we initiated phase one of a new two phase "To Go" program. Phase one included the use of standardized state-of-the-art packaging, interior and exterior signage and a focused training program. The second phase will include the additional convenience of curbside service, and will be implemented throughout the system during 2003 and 2004.

We have set certain specifications for the design of our restaurants. Our restaurants are primarily located in free-standing buildings, end caps of strip shopping centers, and shopping malls. Each restaurant has a bar, and many restaurants offer patio seating. The decor of each restaurant incorporates artifacts and memorabilia such as old movie posters, musical instruments and sports equipment. Restaurants also frequently display photographs, magazine articles and newspaper articles highlighting local history and personalities. These items give each restaurant an individual, neighborhood identity. In addition, we require that each restaurant be remodeled every six years to embody the design elements of the current prototype.

Menu. Each restaurant offers a diverse menu of high quality, moderately priced food and beverage items consisting of traditional favorites and signature dishes. The restaurants feature a broad selection of entrees, including beef, chicken, pork, seafood and pasta items prepared in a variety of cuisines, as well as appetizers, salads, sandwiches, specialty drinks and desserts. Substantially all restaurants offer beer, wine, liquor and premium specialty drinks. During 2002, alcoholic beverages accounted for 13.5% of company owned restaurant sales.

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

Training. We have an operations training course for general managers, kitchen managers and other restaurant managers. The course consists of in-store task-oriented training and formal administrative, customer service, and financial training. We ensure that new restaurants comply with our standards by providing training programs and systems to conduct hands-on training for all restaurant employees. We also provide periodic training for our restaurant managers regarding various topics, generally through classroom instruction and video presentations.

Advertising. We have historically concentrated our advertising and marketing efforts primarily on food-specific promotions. We advertise on a national, regional and local basis, utilizing primarily television, radio and print media. In 2002, approximately 4.1% of sales for company restaurants was spent on advertising. This amount includes contributions to the national advertising pool which develops and funds the specific national promotions. We focus the remainder of our advertising expenditures on local advertising in areas with company owned restaurants.

Purchasing. Maintaining high food quality and system-wide consistency is a central focus of our purchasing program. We mandate quality standards for all products used in the restaurants, and we maintain a limited list of approved suppliers from which we and our franchisees must select. We have negotiated purchasing agreements with most of our approved suppliers which result in volume discounts for us and our franchisees. Additionally, we purchase and maintain inventories of certain specialty products to assure sufficient supplies for the system. In 2001, we began a new multi-year supply chain management initiative designed to leverage our size, improve sourcing of products and optimize distribution.

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

In order to maximize overall system growth, our expansion strategy through 1992 emphasized franchise arrangements with experienced, successful and financially capable restaurant operators. We continue to expand the Applebee's system across the United States through franchise operations, but beginning in 1992, our growth strategy also included increasing the number of company owned restaurants. We have tried to achieve this goal in two ways. First, we have developed strategic territories. Second, when franchises are available for purchase under acceptable financial terms, we have selectively acquired existing franchise restaurants and terminated the selling franchisee's related development rights. Using this strategy, we have opened 260 new restaurants and acquired 102 franchise restaurants over the last ten years and have expanded from a total of 31 company owned or operated restaurants as of December 27, 1992 to a total of 357 as of December 29, 2002. In addition, as part of our portfolio management strategy, we have sold 26 restaurants to franchisees during this ten-year period.

We opened 26 new Applebee's restaurants in 2002 and anticipate opening approximately 25 new Applebee's restaurants in 2003. We may open more or fewer restaurants depending upon the availability of appropriate new sites. The following table shows the areas where our company restaurants were located as of December 29, 2002:





                                                Area
               -----------------------------------------------------------------------
               New England (includes Maine, Massachusetts, New Hampshire, New York,
               Rhode Island and Vermont)..............................................            58
               Detroit/Southern Michigan..............................................            57
               Minneapolis/St. Paul, Minnesota........................................            49
               North/Central Texas....................................................            41
               Virginia...............................................................            39
               St. Louis, Missouri/Illinois...........................................            27
               Kansas City, Missouri/Kansas...........................................            27
               Washington, D.C........................................................            21
               Las Vegas/Reno, Nevada.................................................            13
               Atlanta, Georgia.......................................................             9
               Albuquerque, New Mexico................................................             8
               San Diego/Southern California..........................................             7
               Ontario, Canada........................................................             1
                                                                                      -------------------
                                                                                                 357
                                                                                      ===================

Restaurant Operations. The staff for a typical restaurant consists of one general manager, one kitchen manager, two or three assistant managers and approximately 60 hourly employees. All managers of company owned restaurants receive a salary and performance bonus based on restaurant sales, profits and adherence to our standards. As of December 29, 2002, we employed ten Regional Vice Presidents of Operations/Directors of Operations and 54 Area Directors. The Area Directors' duties include regular restaurant visits and inspections which ensure the ongoing maintenance of our standards of quality, service, cleanliness, value, and courtesy. In addition to providing a significant
contribution  to  revenues  and  operating   earnings,   we  use  company  owned
restaurants for many purposes which are integral to the development of the entire system, including testing of new menu items and training of franchise restaurant managers and operating personnel.

The Applebee's Franchise System

Franchise Territory and Restaurant Openings. We currently have exclusive franchise arrangements with 66 franchise groups, including 15 international franchisees. We have generally selected franchisees that are experienced multi-unit restaurant operators who have been involved with other restaurant concepts. Our franchisees operate Applebee's restaurants in 42 states and eight international countries. We have assigned the vast majority of all territories in all states except Hawaii or have designated them for company development.

As of December 29, 2002, there were 1,139 franchise restaurants. Franchisees opened 100 restaurants in 2000, 84 restaurants in 2001, and 81 restaurants in 2002. We anticipate between 70 to 80 franchise restaurant openings in 2003.

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

For each restaurant developed, a franchisee is currently obligated to pay an initial franchisee fee (which typically ranges from $30,000 to $35,000) and a royalty fee equal to 4% of the restaurant's monthly gross sales. We have executed agreements with a majority of our franchisees which maintain the existing royalty fees of 4% and extend the current franchise and development agreements until January 1, 2020. The revised agreements establish new restaurant development obligations over the next several years. These revised agreements contain provisions which allow for the continued development of the Applebee's concept and support our long-term expectation of at least 2,300 restaurants in the United States. The terms, royalties and advertising fees under a limited number of franchise agreements and the franchise fees under older development agreements vary from the currently offered arrangements.

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

Operations Quality Control. We continuously monitor franchise restaurant operations, principally through our full-time franchise consultants (25 as of December 29, 2002). We make both scheduled and unannounced inspections of restaurants to ensure that only approved products are in use and that our prescribed operations practices and procedures are being followed. During 2002, representatives made an average of approximately two visits to each of our franchise restaurants during which they conducted an inspection and consultation in the restaurant. We have the right to terminate a franchise if a franchisee does not operate and maintain a restaurant in accordance with our requirements.

Franchise Business Council. We maintain a Franchise Business Council which provides us with advice about operations, marketing, product development and other aspects of restaurant operations for the purpose of improving the franchise system. As of December 29, 2002, the Franchise Business Council consisted of eight franchisee representatives and three members of our senior management. Two franchisee representatives are permanent members, one franchisee representative must be a franchisee with five or less restaurants, and any franchisee who operates 10% or more of the total number of system restaurants (currently none) is reserved a seat. Franchisees elect the remaining franchisee representatives annually.

International Franchise Agreements. We continue to pursue international franchising of the Applebee's concept under a long-term strategy of controlled expansion. This strategy includes seeking qualified franchisees with the resources to open multiple restaurants in each territory and those with familiarity with the specific local business environment. We are currently focusing on international franchising in Canada, Latin America and the Mediterranean/Middle East. In this regard, we currently have development agreements with 15 international franchisees. Franchisees operated 44 international restaurants as of December 29, 2002. The success of further international expansion will depend on, among other things, local acceptance of the Applebee's concept and our ability to attract qualified franchisees and operating personnel. We must also comply with the regulatory requirements of the local jurisdictions, and supervise international franchisee operations effectively.

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

Employees

As of December 29, 2002, we employed approximately 23,500 full and part-time employees. Of those, approximately 480 were corporate personnel, 1,420 were restaurant managers or managers in training and 21,600 were employed in non-management full and part-time restaurant positions. Of the 480 corporate employees, approximately 170 were in management positions and 310 were general office employees, including part-time employees.

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

Executive Officers of the Registrant

Our executive officers as of December 29, 2002 are shown below.


                  Name                Age                                    Position
    --------------------------------- ---    -----------------------------------------------------------------------
    Lloyd L. Hill.................... 58     Chairman  of the  Board of  Directors,  Chief  Executive  Officer  and
                                                President
    George D. Shadid................. 48     Executive  Vice  President  and  Chief  Operating   Officer  (resigned
                                                effective January 12, 2003), and Member of the Board of Directors
    Steven K. Lumpkin................ 48     Executive Vice President, Chief Financial Officer and Treasurer
    David L. Goebel.................. 52     Executive Vice President of Operations
    John C. Cywinski................. 40     Senior Vice President and Chief Marketing Officer
    Louis A. Kaucic.................. 51     Senior Vice President and Chief People Officer
    Larry A. Cates................... 54     President of International Division
    David R. Parsley................. 56     Senior Vice President of Purchasing and Distribution
    Carin L. Stutz................... 46     Senior Vice President of Company Operations


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

George D. Shadid was employed by Applebee's in August 1992, and served as Senior Vice President and Chief Financial Officer until January 1994 when he was promoted to Executive Vice President and Chief Financial Officer. He also became Treasurer in March 1995. In March 1999, Mr. Shadid was elected a director. In March 2002, he assumed the position of Chief Operating Officer. In January 2003, Mr. Shadid resigned as an executive officer of Applebee's. Prior to joining Applebee's, he served as Corporate Controller of Gilbert/Robinson, Inc. from 1985 to 1987, at which time he was promoted to Vice President, and in 1988 assumed the position of Vice President and Chief Financial Officer, which he held until August 1992. From 1976 until 1985, Mr. Shadid was employed by Deloitte & Touche LLP.

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

David L. Goebel was employed by Applebee's in February 2001 as Senior Vice President of Franchise Operations. In December 2002, Mr. Goebel was promoted to the position of Executive Vice President of Operations. Prior to joining Applebee's, Mr. Goebel headed a management company that provided consulting and strategic planning services to various businesses from April 1998 to February 2001. Prior to 1998, he was a franchise principal with an early developer group of the Boston Market concept. Mr. Goebel's business experience also includes positions as Vice President of Business Development for Rent-a-Center (a subsidiary of Thorn, EMI) and Vice President of Operations for Ground Round restaurants.

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

Item 2.       Properties

As of December 29, 2002, we owned and operated 357 restaurants. Of these, we leased the land and building for 64 sites, owned the building and leased the land for 143 sites, and owned the land and building for 150 sites. In addition, as of December 29, 2002, we owned 2 sites for future development of restaurants and had entered into 12 lease agreements for restaurant sites we plan to open during 2003. Our leases generally have an initial term of 15 to 20 years, with renewal terms of 5 to 20 years, and provide for a fixed rental plus, in certain instances, percentage rentals based on gross sales.

We own an 80,000 square foot office building in Overland Park, Kansas, located in the Kansas City metropolitan area, in which our corporate offices are headquartered. In December 2002, we entered into a lease agreement for a 23,000 square foot office building in Overland Park, Kansas, which will be used as additional corporate office space beginning in 2003. We also lease office space in certain regions in which we operate restaurants.

Under our franchise agreements, we have certain rights to gain control of a restaurant site in the event of default under the lease or the franchise agreement.

The following table sets forth the 49 states and the eight international countries in which Applebee's are located and the number of restaurants operating in each state or country as of December 29, 2002:




                                                                 Number of Restaurants
                                                  -----------------------------------------------------
                    State or Country                 Company            Franchise          Total System
            ----------------------------------    --------------      --------------     --------------

            Domestic:
            --------
            Alabama........................               --                 28                  28
            Alaska.........................               --                  2                   2
            Arizona........................               --                 24                  24
            Arkansas.......................               --                  7                   7
            California.....................                7                 73                  80
            Colorado.......................               --                 28                  28
            Connecticut....................               --                 10                  10
            Delaware.......................                2                  4                   6
            Florida........................               --                 86                  86
            Georgia........................                9                 55                  64
            Idaho..........................               --                  8                   8
            Illinois.......................                7                 44                  51
            Indiana........................               --                 55                  55
            Iowa...........................               --                 23                  23
            Kansas.........................               12                 16                  28
            Kentucky.......................               --                 31                  31
            Louisiana......................               --                 17                  17
            Maine..........................                7                 --                   7
            Maryland.......................                9                 10                  19
            Massachusetts..................               29                 --                  29
            Michigan.......................               57                 14                  71
            Minnesota......................               45                  2                  47
            Mississippi....................               --                 14                  14
            Missouri.......................               35                 11                  46
            Montana........................               --                  7                   7
            Nebraska.......................               --                 16                  16
            Nevada.........................               13                 --                  13
            New Hampshire..................               12                 --                  12
            New Jersey.....................               --                 31                  31
            New Mexico.....................                8                  5                  13
            New York.......................                1                 73                  74
            North Carolina.................                1                 45                  46
            North Dakota...................               --                  8                   8
            Ohio...........................               --                 77                  77
            Oklahoma.......................               --                 15                  15
            Oregon.........................               --                 14                  14
            Pennsylvania...................                1                 46                  47
            Rhode Island...................                7                 --                   7
            South Carolina.................               --                 42                  42
            South Dakota...................               --                  4                   4
            Tennessee......................               --                 44                  44
            Texas..........................               41                 27                  68
            Utah...........................               --                 11                  11
            Vermont........................                2                 --                   2
            Virginia.......................               46                 --                  46
            Washington.....................               --                 21                  21
            West Virginia..................                1                 12                  13
            Wisconsin......................                4                 31                  35
            Wyoming........................               --                  4                   4
                                                  --------------      --------------     --------------
            Total Domestic.................              356              1,095               1,451
                                                  --------------      --------------     --------------





                                                                 Number of Restaurants
                                                  -----------------------------------------------------
                    State or Country                 Company            Franchise        Total System
            ----------------------------------    --------------      --------------     --------------
            International:
            -------------
            Canada.........................                1                 14                  15
            Egypt..........................               --                  1                   1
            Greece.........................               --                  5                   5
            Honduras.......................               --                  2                   2
            Kuwait.........................               --                  2                   2
            Mexico.........................               --                 14                  14
            Netherlands....................               --                  5                   5
            Qatar..........................               --                  1                   1
                                                  --------------      --------------     --------------
            Total International............                1                 44                  45
                                                  --------------      --------------     --------------
                                                         357              1,139               1,496
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

While the resolution of the matters described above may have an impact on our financial results for the period in which they are resolved, we believe that the ultimate disposition of these matters will not, individually or in the aggregate, have a material adverse effect upon our business or consolidated financial position.

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


                                                       2002                              2001
                                          -------------------------------   -------------------------------
                                               High            Low               High            Low
                                          --------------- ---------------   --------------- ---------------
                First Quarter              $      25.41    $     21.20       $      16.19    $     12.44
                Second Quarter             $      27.67    $     22.26       $      21.33    $     15.88
                Third Quarter              $      23.50    $     19.13       $      22.05    $     17.32
                Fourth Quarter             $      26.35    $     19.03       $      24.59    $     17.60

2.       Number of stockholders of record at December 29, 2002:    1,203

3. We declared an annual dividend of $0.06 per common share on December 12, 2002 for stockholders of record on December 27, 2002, and the dividend was paid on January 30, 2003. We declared an annual dividend of $0.05 per common share on December 13, 2001 for stockholders of record on December 26, 2001, and the dividend was paid on January 29, 2002.

         We presently anticipate continuing the payment of cash dividends based upon our annual net income. The actual amount of such dividends will depend upon future earnings, results of operations, capital requirements, our financial condition and certain other factors. There can be no assurance as to the amount of net income that we will generate in 2003 or future years and, accordingly, there can be no assurance as to the amount that will be available for the declaration of dividends, if any.

4. For information on our equity compensation plans, refer to Item 12, "Security Ownership of Certain Beneficial Owners and Management."

Item 6.       Selected Financial Data

The following table sets forth for the periods and the dates indicated our selected financial data. The fiscal year ended December 31, 2000 contained 53 weeks, and all other periods presented contained 52 weeks. The following should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. All per share and weighted average share information has been restated to reflect a three-for-two stock split in 2002.


                                                                          Fiscal Year Ended
                                           ---------------------------------------------------------------------------------
                                             December 29,    December 30,    December 31,    December 26,    December 27,
                                                 2002            2001            2000            1999            1998
                                           --------------- --------------- --------------- --------------- -----------------
                                                              (in thousands, except per share amounts)
STATEMENT OF EARNINGS DATA:
Company restaurant sales.................     $  724,616      $  651,119      $  605,414      $  596,754      $  580,840
Franchise income.........................        102,180          93,225          84,738          72,830          66,722
                                           --------------- --------------- --------------- --------------- -----------------
     Total operating revenues............     $  826,796      $  744,344      $  690,152      $  669,584      $  647,562
                                           =============== =============== =============== =============== =================
Operating earnings.......................     $  129,708      $  112,427      $  107,207      $   94,910      $   88,562
Net earnings.............................     $   83,027      $   64,401      $   63,161      $   54,198      $   50,015
Basic net earnings per share.............     $     1.49      $     1.16      $     1.07      $     0.85      $     0.73
Diluted net earnings per share...........     $     1.46      $     1.13      $     1.07      $     0.84      $     0.73
Dividends per share......................     $     0.06      $     0.05      $     0.05      $     0.04      $     0.04
Basic weighted average shares
   outstanding...........................         55,605          55,512          58,841          63,908          68,111
Diluted weighted average shares
   outstanding...........................         56,922          56,877          59,170          64,353          68,366

BALANCE SHEET DATA
     (AT END OF FISCAL YEAR):
Total assets.............................     $  566,114      $  500,411      $  471,707      $  442,216      $  510,904
Long-term debt, including
  current portion........................     $   52,563      $   74,568      $   91,355      $  108,100      $  147,188
Stockholders' equity.....................     $  392,581      $  325,183      $  281,718      $  253,873      $  296,053



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

We operate on a 52 or 53 week fiscal year ending on the last Sunday in December. Our fiscal years ended December 29, 2002, December 30, 2001 and December 31, 2000 contained 52, 52 and 53 weeks, respectively, and are referred to hereafter as 2002, 2001 and 2000, respectively.

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

Franchise income: Franchise income consists of franchise royalties and franchise fees. We recognize royalties on a franchisee's sales in the period in which the sales occur. We also receive a franchise fee for each restaurant that a franchisee opens. Franchise fees are deferred until we have performed substantially all of our related obligations as franchisor, typically when the restaurant opens.

Property and equipment: Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets. The useful lives of the assets are based upon management's expectations. We periodically review the assets for changes in circumstances which may impact their useful lives.

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

Legal and insurance reserves: We are periodically involved in various legal actions arising in the normal course of business. We are required to assess the probability of any adverse judgements as well as the potential range of loss. We determine the required accruals after a review of the facts of each legal action.

We use estimates in the determination of the appropriate liabilities for general liability, workers' compensation and health insurance. The estimated liability is established based upon historical claims data and third-party actuarial estimates of settlement costs for incurred claims. Unanticipated changes in these factors may require us to revise our estimates.

Employee incentive compensation plans: We have various long-term employee incentive compensation plans which require us to make estimates to determine our liability based upon projected performance of plan criteria. If actual performance against the criteria differs from our estimates in the future, we will be required to adjust our liability accordingly.

Receivables: We continually assess the collectibility of our franchise receivables. We establish our allowance for bad debts based on several factors, including historical collection experience, the current economic environment and other specific information available to us at the time. The allowance for bad debts may change in the future due to changes in the factors above or other new developments.

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

Acquisition

On November 7, 2002, we acquired the operations and assets of 21 Applebee's restaurants located in the Washington, D.C. area from a franchisee. Under the terms of the purchase agreement and the agreement with the franchisee's secured lender, the total purchase price of the acquisition was $34,250,000. The agreement also provides for additional consideration in July 2004 if the restaurants achieve cash flows in excess of historical levels. Our financial statements reflect the results of operations for these restaurants subsequent to the date of acquisition.

Results of Operations

The  following  table  contains   information   derived  from  our  consolidated
statements of earnings expressed as a percentage of total operating revenues, except where otherwise noted. Percentages may not add due to rounding.


                                                                           Fiscal Year Ended
                                                            -------------------------------------------------
                                                              December 29,     December 30,    December 31,
                                                                  2002           2001(1)           2000
                                                            ---------------- --------------- ----------------
  Revenues:
       Company restaurant sales.........................           87.6%           87.5%            87.7%
       Franchise income.................................           12.4            12.5             12.3
                                                            ---------------- --------------- ----------------
          Total operating revenues......................          100.0%          100.0%           100.0%
                                                            ================ =============== ================
  Cost of sales (as a percentage of company restaurant
       sales):
       Food and beverage................................           26.6%           27.0%            27.4%
       Labor............................................           32.9            32.1             31.6
       Direct and occupancy.............................           25.1            25.3             25.0
       Pre-opening expense..............................            0.3             0.3              0.3
                                                            ---------------- --------------- ----------------
          Total cost of sales...........................           84.8%           84.7%            84.4%
                                                            ================ =============== ================

  General and administrative expenses...................            9.8%            9.8%             9.4%
  Amortization of intangible assets.....................            --              0.8              0.9
  Loss on disposition of restaurants and equipment......            0.1             0.2              0.2
                                                            ---------------- --------------- ----------------
  Operating earnings....................................           15.7            15.1             15.5
                                                            ---------------- --------------- ----------------
  Other income (expense):
       Investment income................................            0.2             0.2              0.2
       Interest expense.................................           (0.3)           (1.0)            (1.3)
       Other income (expense)...........................            0.1            (0.6)             0.1
                                                            ---------------- --------------- ----------------
          Total other income (expense)..................            0.1            (1.4)            (1.1)
                                                            ---------------- --------------- ----------------
  Earnings before income taxes..........................           15.7            13.7             14.5
  Income taxes..........................................            5.7             5.0              5.3
                                                            ---------------- --------------- ----------------
  Net earnings..........................................           10.0%            8.7%             9.2%
                                                            ================ =============== ================













(1) As a result of the adoption of Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," the extraordinary loss from the extinguishment of debt and the related tax benefit previously recognized in fiscal 2001 have been reclassified to other expense.

Fiscal  Year  Ended  December  29,  2002  Compared   With  Fiscal   Year   Ended
December 30, 2001
--------------------------------------------------------------------------------

Company Restaurant Sales. Total company restaurant sales increased $73,497,000 (11%) from $651,119,000 in 2001 to $724,616,000 in 2002. Company restaurant openings contributed approximately 9% to the 11% increase in total company restaurant sales. The remaining increase was due to the acquisition of 21 franchise restaurants in the Washington, D.C. area in November 2002 and increases in weighted average weekly sales.

Comparable restaurant sales at company restaurants increased by 1.8% in 2002. Weighted average weekly sales at company restaurants increased 0.8% from $42,660 in 2001 to $43,019 in 2002. These increases were due primarily to increases in guest traffic and in the average guest check resulting from our food promotions. In addition, a portion of the increase resulted from the implementation of our To Go initiative and menu price increases of approximately 1.0% in 2002. To Go sales mix increased from approximately 4% of company restaurant sales in 2001 to 5% of company restaurant sales in 2002.

Franchise Income. Overall franchise income increased $8,955,000 (10%) from $93,225,000 in 2001 to $102,180,000 in 2002. The increased number of franchise restaurants operating during 2002 as compared to 2001 contributed approximately 7% to the 10% total increase in franchise income. In addition, comparable restaurant sales and weighted average weekly sales for franchise restaurants increased 3.6% and 3.7%, respectively, in 2002.

Cost of Company Restaurant Sales. Food and beverage costs decreased from 27.0% in 2001 to 26.6% in 2002. This decrease was due primarily to lower commodity costs and operational improvements resulting from our supply chain management initiatives implemented in 2001.

Labor costs increased from 32.1% in 2001 to 32.9% in 2002. This increase was due to increased hourly wage rates and higher management salaries due to our new employee retention program and increased incentive compensation.

Direct and occupancy costs decreased from 25.3% in 2001 to 25.1% in 2002 due primarily to lower utility costs and advertising costs, as a percentage of sales. These decreases were partially offset by higher packaging costs relating to our To Go initiative.

General and Administrative Expenses. General and administrative expenses were 9.8% in both 2001 and 2002. General and administrative expenses were impacted by higher incentive compensation and higher legal fees in 2002. These increases were offset by the costs incurred in 2001 associated with our purchasing supply chain and strategic brand assessment projects and the absorption of general and administrative expenses over a larger revenue base in 2002.

Amortization of Intangible Assets. Amortization of intangible assets decreased from $5,851,000 in 2001 to $381,000 in 2002. This decrease was due to the elimination of goodwill amortization in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets."

Interest Expense. Interest expense decreased in 2002 compared to 2001 due primarily to a reduction in our debt levels and lower interest rates in 2002 as compared to 2001.

Other Income (Expense). Other income was $1,098,000 in 2002 compared to other expense of $4,720,000 in 2001. This favorable variance was due primarily to a payment of $4,470,000 to terminate our interest rate swap agreements and the write-off of deferred financing costs of $1,976,000 in connection with the refinancing of our debt in 2001 in accordance with SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections."

Income Taxes. The effective income tax rate, as a percentage of earnings before income taxes, decreased from 36.8% in 2001 to 36.2% in 2002 due to lower state and local income taxes.

Fiscal  Year  Ended   December  30,  2001  Compared   With  Fiscal  Year   Ended
December 31, 2000
--------------------------------------------------------------------------------

Company Restaurant Sales. Total company restaurant sales increased $45,705,000 (8%) from $605,414,000 in 2000 to $651,119,000 in 2001 due primarily to company restaurant openings and increases in comparable restaurant sales which were partially offset by the fifty-third week in 2000.

Comparable restaurant sales at company restaurants increased by 2.5% in 2001. Weighted average weekly sales at company restaurants increased 1.1% from $42,183 in 2000 to $42,660 in 2001. These increases were due primarily to an increase in the average guest check resulting from the company's food promotions and menu price increases of approximately 2.0%.

Franchise Income. Overall franchise income increased $8,487,000 (10%) from $84,738,000 in 2000 to $93,225,000 in 2001 due primarily to the increased number of franchise restaurants operating during 2001 as compared to 2000 and increases in comparable restaurant sales. This increase was partially offset by the fifty-third week in 2000. Comparable restaurant sales and weighted average weekly sales for franchise restaurants increased 3.0% and 2.7%, respectively, in 2001.

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

Other Expense. Other expense increased in 2001 compared to 2000 due primarily to a payment of $4,470,000 to terminate our interest rate swap agreements and the write-off of deferred financing costs of $1,976,000 in connection with the refinancing of our debt in 2001 in accordance with SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections."

Income Taxes. The effective income tax rate, as a percentage of earnings before income taxes, was 36.8% in both 2000 and 2001.

Liquidity and Capital Resources

Our need for capital historically has resulted from the construction and acquisition of restaurants, investment in information technology systems and the repurchase of our common shares. In the past, we have obtained capital through public stock offerings, debt financing, and our ongoing operations. Cash flows from our ongoing operations include cash generated from company and franchise operations, credit from trade suppliers, real estate lease financing, and landlord contributions to leasehold improvements. We have also used our common stock as consideration in the acquisition of restaurants. In addition, we have assumed debt or issued new debt in connection with certain mergers and acquisitions.

Capital expenditures increased from $50,086,000 in 2001 to $64,874,000 in 2002 (excluding $34,250,000 related to the acquisition of 21 restaurants in the Washington, D.C. area) due primarily to expenditures related to the enhancement of our information systems. We currently expect to open approximately 25 company restaurants, and capital expenditures excluding acquisitions are expected to be between $65,000,000 and $75,000,000 in 2003. These expenditures will primarily be for the development of new restaurants, refurbishment and capital replacement for existing restaurants, and the enhancement of information systems. Because we expect to continue to purchase a portion of our sites, the amount of actual capital expenditures will be dependent upon, among other things, the proportion of leased versus owned properties. In addition, if we open more restaurants than we currently anticipate or acquire additional restaurants, our capital requirements will increase accordingly.

On November 7, 2002, we acquired the operations and assets of 21 Applebee's restaurants located in the Washington, D.C. area from a franchisee. Under the terms of the purchase agreement and the agreement with the franchisee's secured lender, the total purchase price of the acquisition was $34,250,000. The agreement also provides for additional consideration in July 2004 if the restaurants achieve cash flows in excess of historical levels. Our financial statements reflect the results of operations for these restaurants subsequent to the date of acquisition.

On January 20, 2003, we reached an agreement with a franchisee to acquire the operations and assets of 11 Applebee's restaurants located in Illinois, Indiana, Kentucky and Missouri for $23,200,000 in cash at closing, subject to adjustment. The acquisition of the restaurants is anticipated to close late in the first quarter of 2003, subject to obtaining operating licenses and other third-party consents.

Our bank credit agreement provides for a $150,000,000 three-year unsecured revolving credit facility, of which $25,000,000 may be used for the issuance of letters of credit. The facility is subject to various covenants and restrictions which, among other things, require the maintenance of stipulated fixed charge, leverage and indebtedness to capitalization ratios, as defined, and limit additional indebtedness and capital expenditures in excess of specified amounts. Cash dividends are limited to $10,000,000 annually. The facility is subject to standard other terms, conditions, covenants, and fees. We are currently in compliance with the covenants contained in our credit agreement. As of December 29, 2002, we had borrowings of $48,000,000 and standby letters of credit of $11,691,000 outstanding under our revolving credit facility. We also had a standby letter of credit for $827,000 outstanding with another financial institution.

In February 2001, our Board of Directors authorized the repurchase of up to $55,000,000 of our common stock through 2001, subject to market conditions and applicable restrictions imposed by our then-current credit agreement. As of December 30, 2001, we had $20,600,000 remaining on this authorization. In February 2002, our Board of Directors extended the 2001 authorization through 2002. In May 2002, our Board of Directors authorized an additional repurchase of $75,000,000 of our common stock through May 2005. During 2002, we repurchased 1,210,000 shares of our common stock at an average price of $21.58 for an aggregate cost of $26,100,000. As of December 29, 2002, we had $69,500,000 remaining under the 2002 authorization.

As of December 29, 2002, our liquid assets totaled $15,672,000. These assets consisted of cash and cash equivalents in the amount of $15,169,000 and short-term investments in the amount of $503,000. The working capital deficit increased from $29,747,000 as of December 30, 2001 to $45,607,000 as of December 29, 2002. This increase was due primarily to decreases in cash and cash equivalents due to payments on long-term debt, the acquisition of 21 restaurants in the Washington, D.C. area and an increase in accrued compensation and gift certificate liabilities.

On September 20, 2002, we formed Neighborhood Insurance, Inc., a Vermont corporation and a wholly-owned subsidiary, as a captive insurance company. Neighborhood Insurance, Inc. was established to provide Applebee's International, Inc. and certain franchisees with workers compensation and general liability insurance. Applebee's International, Inc. and covered franchisees will make premium payments to the captive insurance company which will pay administrative fees and insurance claims, subject to individual and aggregate maximum claim limits under the captive insurance company's reinsurance policies. As a result, our cash and cash equivalents and accrued liabilities may increase in future periods due to the operation of the captive insurance company.

We believe that our liquid assets and cash generated from operations, combined with borrowings available under our credit facilities, will provide sufficient funds for our operating, capital and other requirements for the foreseeable future.

The following table shows our debt amortization schedule, our future capital lease commitments (including principal and interest payments) and our future operating lease commitments as of December 29, 2002 (in thousands):



                                                                    Payments due by period
                                             ----------------------------------------------------------------------
                 Certain                                     Less than 1       1-3           3-5       More than 5
         Contractual Obligations                 Total          year          years         years         years
-------------------------------------------  -------------- ------------- ------------- ------------- -------------
Long-term Debt (excluding capital
  lease obligations)................           $   48,325     $     325     $  48,000     $     --      $      --
Capital Lease Obligations................      $   10,554     $     716     $   1,508     $   1,616     $    6,714
Operating Leases.........................      $  184,702     $  16,430     $  30,665     $  27,888     $  109,719


In addition, we have outstanding lease guarantees of approximately $24,200,000 as of December 29, 2002 (see Note 12 to our Consolidated Financial Statements).

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

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting and requires separate recognition of intangible assets that meet certain criteria. This Statement applies to all business combinations after June 30, 2001.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", and we adopted this Statement effective December 31, 2001. SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. This Statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. In the first quarter of fiscal 2002, we completed the first step of the required two-step goodwill impairment testing and ceased amortization of goodwill. The first step of the impairment test required us to compare the fair value of each reporting unit to its carrying value to determine whether there was an indication that an impairment existed. If there had been an indication of impairment, we would have allocated the fair value of the reporting unit to its assets and liabilities as if the reporting unit had been acquired in a business combination. During 2002, no impairment losses were recorded under SFAS No. 142.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS Nos. 4 and 64 required gains and losses from extinguishment of debt to be classified as extraordinary items. SFAS No. 145 rescinds this requirement and stipulates that gains or losses on extinguishment of debt would have to meet the criteria of APB Opinion No. 30 to be classified as an extraordinary item. In addition, any extraordinary gains or losses on extinguishment of debt in prior periods presented would require reclassification. SFAS No. 145 is required, with early adoption encouraged, for fiscal years beginning after May 15, 2002. We early adopted SFAS No. 145 during the fourth quarter of fiscal 2002 and as a result, we reclassified the $1,249,000 (net of a related tax benefit of $727,000) extraordinary loss from the extinguishment of debt in our 2001 consolidated statements of earnings to other expense and income taxes.

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

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 supersedes Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," and provides guidance to guarantors on the recognition and disclosure concerning obligations under certain guarantees in interim and annual financial statements. The initial recognition and measurement provisions of Interpretation No. 45 are effective for guarantees issued or modified after December 31, 2002, and are to be applied prospectively. The disclosure requirements are effective for financial statements for interim or annual periods ending after December 15, 2002. We adopted the initial recognition provisions of Interpretation No. 45 in January of 2003. The disclosure provisions of this Interpretation are effective for us as of December 29, 2002. The initial adoption of Interpretation No. 45 did not have a material impact on our results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This Statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in annual and interim financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions of this Statement are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We have adopted the disclosure provisions of SFAS No. 148.

Forward-Looking Statements

The statements contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section regarding restaurant development, capital expenditures and financial commitments are forward-looking and based on current expectations. There are several risks and uncertainties that could cause actual results to differ materially from those described. These risks include but are not limited to our ability and the ability of our franchisees to open and operate additional restaurants profitably, the continued growth of our franchisees and our ability to attract and retain qualified franchisees, the impact of intense competition in the casual dining segment of the restaurant industry and our ability to control restaurant operating costs which are impacted by market changes, minimum wage and other employment laws, food costs and inflation. For a more detailed discussion of the principal factors that could cause actual results to be materially different, you should read our current report on Form 8-K which we filed with the Securities and Exchange Commission on February 12, 2003. We disclaim any obligation to update forward-looking statements.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from fluctuations in interest rates and changes in commodity prices. Our revolving credit facility bears interest at either the bank's prime rate or LIBOR plus 1.0%, at our option. As of December 29, 2002, the total amount of debt subject to interest rate fluctuations was $48,000,000 which was outstanding on our revolving credit facility. A 1% change in interest rates would result in an increase or decrease in interest expense of $480,000 per year. We may from time to time enter into interest rate swap agreements to manage the impact of interest rate changes on our earnings. Many of the food products we purchase are subject to price volatility due to factors that are outside of our control such as weather and seasonality. As part of our strategy to moderate this volatility, we have entered into fixed price purchase commitments with terms of one year or less.


Item 8.       Financial Statements and Supplementary Data

See the Index to Consolidated Financial Statements on Page F-1.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant

If you would like information about our executive officers, you should read the section entitled "Executive Officers of the Registrant" in Part I of this report. If you would like information about our Directors, you should read the information under the caption "Information About the Board of Directors and Executive Officers" in the Proxy Statement for the Annual Meeting of
Stockholders to be held on or about May 8, 2003. We incorporate that Proxy Statement in this document by reference.

Item 11.      Executive Compensation

If you would like information about our executive compensation, you should read the information under the caption "Executive Compensation" in the Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 8, 2003. We incorporate that information in this document by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

If you would like information about the stock owned by our management and certain large stockholders and our equity compensation plans, you should read the information under the caption "Stock Ownership of Officers, Directors and Major Stockholders" and "Equity Compensation Plan Information" in the Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 8, 2003. We incorporate that information in this document by reference.

Item 13.      Certain Relationships and Related Transactions

If you would like information about certain transactions which we have completed or certain relationships which we have entered into, you should read the information under the caption "Certain Transactions" in the Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 8, 2003. We incorporate that information in this document by reference.

Item 14.      Controls and Procedures

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

                                     PART IV

Item 15.      Exhibits and Reports on Form 8-K

(a)      List of documents filed as part of this report:

         1.      Financial Statements:

                 The financial statements are listed in the accompanying "Index to Consolidated Financial Statements" on Page F-1.

         2.      Exhibits:

                 The exhibits filed with or incorporated by reference in this report are listed on the Exhibit Index beginning on page E-1.

(b)      Reports on Form 8-K:

         We filed a report on Form 8-K on October 1, 2002, announcing an agreement to acquire certain secured debt of Apple Capitol Group, LLC owed to Lehman Brothers Holdings, Inc. for $34.3 million.

         We filed a report on Form 8-K on October 9, 2002, announcing that the Bankruptcy Court for the Southern District of Florida had entered an order approving the sale of 21 franchise restaurants located in the Washington, D.C. area operated by Apple Capitol Group, LLC to Applebee's International, Inc.

         We furnished a report on Form 8-K on October 25, 2002 announcing the broadcast of our third quarter 2002 earnings conference call over the Internet.

         We filed a report on Form 8-K on October 31, 2002, announcing third quarter 2002 diluted earnings per share of 37 cents.

         We filed a report on Form 8-K on November 8, 2002, announcing the completion of the acquisition of 21 franchise restaurants located in the Washington, D.C. area.

         We filed a report on Form 8-K on December 12, 2002, announcing executive changes.

         We filed a report on Form 8-K on December 12, 2002, announcing an increased annual dividend.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       APPLEBEE'S INTERNATIONAL, INC.


Date:   March 14, 2003              By:   /s/   Lloyd L. Hill
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


By:  /s/   Lloyd L. Hill                           Date:     March 14, 2003
     --------------------------------------             ------------------------
     Lloyd L. Hill
      Director, Chairman of the Board and Chief
     Executive Officer
     (principal executive officer)

By:  /s/   Steven K. Lumpkin                       Date:     March 14, 2003
     --------------------------------------             ------------------------
     Steven K. Lumpkin
     Executive Vice President and Chief
     Financial Officer
     (principal financial officer)

By:  /s/   Beverly O. Elving                       Date:     March 14, 2003
     --------------------------------------             ------------------------
     Beverly O. Elving
     Vice President, Accounting
     (principal accounting officer)

By:  /s/   Erline Belton                           Date:     March 14, 2003
     --------------------------------------             ------------------------
     Erline Belton
     Director


By:  /s/   Douglas R. Conant                       Date:     March 14, 2003
     --------------------------------------             ------------------------
     Douglas R. Conant
     Director


By:  /s/   D. Patrick Curran                       Date:     March 14, 2003
     --------------------------------------             ------------------------
     D. Patrick Curran
     Director


By:  /s/   Eric L. Hansen                          Date:     March 14, 2003
     --------------------------------------             ------------------------
     Eric L. Hansen
     Director


By:  /s/   Mark S. Hansen                          Date:     March 14, 2003
     --------------------------------------             ------------------------
     Mark S. Hansen
     Director


By:  /s/   Jack P. Helms                           Date:     March 14, 2003
     --------------------------------------             ------------------------
     Jack P. Helms
     Director


By:  /s/   Burton M. Sack                          Date:     March 14, 2003
     --------------------------------------             ------------------------
     Burton M. Sack
     Director

By:  /s/   George D. Shadid                        Date:     March 14, 2003
     --------------------------------------             ------------------------
     George D. Shadid
     Director

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Lloyd L. Hill, certify that:
1. I have reviewed this annual report on Form 10-K of Applebee's International, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    March 14, 2003              By:  /s/    Lloyd L. Hill
      ---------------------             ------------------------------------
                                        Lloyd L. Hill
                                        Chairman and Chief Executive Officer
                                        (principal executive officer)

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Steven K. Lumpkin, certify that:
1. I have reviewed this annual report on Form 10-K of Applebee's International, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    March 14, 2003              By:  /s/    Steven K. Lumpkin
      ---------------------             ------------------------------------
                                        Steven K. Lumpkin
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (principal financial officer)

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                   Index to consolidated Financial Statements


                                                                                                               Page


   Independent Auditors' Report.............................................................................  F-2

   Consolidated Balance Sheets as of December 29, 2002 and
       December 30, 2001  ..................................................................................  F-3

   Consolidated Statements of Earnings for the fiscal years ended
       December 29, 2002, December 30, 2001 and December 31, 2000...........................................  F-4

   Consolidated Statements of Stockholders' Equity for the fiscal Years
       Ended December 29, 2002, December 30, 2001 and December 31, 2000.....................................  F-5

   Consolidated Statements of Cash Flows for the fiscal years ended
       December 29, 2002, December 30, 2001 and December 31, 2000...........................................  F-6

   Notes to Consolidated Financial Statements...............................................................  F-8




                          Independent Auditors' Report


Applebee's International, Inc.:

We have audited the accompanying consolidated balance sheets of Applebee's International, Inc. and subsidiaries (the "Company") as of December 29, 2002 and December 30, 2001, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three fiscal years in the period ended December 29, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2002 and December 30, 2001, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 29, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 6 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets with the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," on December 31, 2001.




Deloitte & Touche LLP

Kansas City, Missouri
March 5, 2003

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)


                                                                                       December 29,       December 30,
                                                                                           2002               2001
                                                                                      --------------     --------------
                                                       ASSETS
Current assets:
     Cash and cash equivalents......................................................    $  15,169          $  22,048
     Short-term investments, at market value........................................          503                699
     Receivables, net of allowance..................................................       27,895             22,827
     Inventories....................................................................       11,504             10,165
     Prepaid and other current assets...............................................       14,508             12,260
                                                                                      --------------     --------------
        Total current assets........................................................       69,579             67,999
Property and equipment, net.........................................................      383,002            330,924
Goodwill............................................................................       88,715             78,614
Franchise interest and rights, net..................................................        1,468              1,800
Other assets........................................................................       23,350             21,074
                                                                                      --------------     --------------
                                                                                        $ 566,114          $ 500,411
                                                                                      ==============     ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt..............................................    $     377          $      43
     Accounts payable...............................................................       27,479             22,196
     Accrued expenses and other current liabilities.................................       84,007             71,551
     Accrued dividends..............................................................        3,323              2,977
     Accrued income taxes...........................................................          --                 979
                                                                                      --------------     --------------
        Total current liabilities...................................................      115,186             97,746
                                                                                      --------------     --------------
Non-current liabilities:
     Long-term debt - less current portion..........................................       52,186             74,525
     Other non-current liabilities..................................................        6,161              2,957
                                                                                      --------------     --------------
        Total non-current liabilities...............................................       58,347             77,482
                                                                                      --------------     --------------
        Total liabilities...........................................................      173,533            175,228
                                                                                      --------------     --------------
Commitments and contingencies (Notes 8, 9, and 12)
Stockholders' equity:
     Preferred stock - par value $0.01 per share:  authorized - 1,000,000 shares;
        no shares issued............................................................          --                 --
     Common stock - par value $0.01 per share:  authorized - 125,000,000 shares;
        issued - 72,336,788 shares in 2002 and 2001.................................          723                723
     Additional paid-in capital.....................................................      187,523            180,802
     Retained earnings..............................................................      434,621            354,950
     Accumulated other comprehensive income, net of income taxes....................           16                 14
                                                                                      --------------     --------------
                                                                                          622,883            536,489
     Treasury stock - 16,948,371 shares in 2002 and 16,522,099 shares in 2001, at
        cost........................................................................     (230,302)          (211,306)
                                                                                      --------------     --------------
        Total stockholders' equity..................................................      392,581            325,183
                                                                                      --------------     --------------
                                                                                        $ 566,114          $ 500,411
                                                                                      ==============     ==============






                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (in thousands, except per share amounts)


                                                                                  Fiscal Year Ended
                                                                  ----------------------------------------------------
                                                                   December 29,       December 30,       December 31,
                                                                       2002               2001               2000
                                                                  --------------     --------------     --------------
Revenues:
     Company restaurant sales................................        $ 724,616          $ 651,119          $ 605,414
     Franchise income........................................          102,180             93,225             84,738
                                                                  --------------     --------------     --------------
        Total operating revenues.............................          826,796            744,344            690,152
                                                                  --------------     --------------     --------------
Cost of company restaurant sales:
     Food and beverage.......................................          192,424            175,977            166,014
     Labor...................................................          238,266            208,996            191,402
     Direct and occupancy....................................          181,767            164,965            151,611
     Pre-opening expense.....................................            1,974              1,701              1,659
                                                                  --------------     --------------     --------------
        Total cost of company restaurant sales...............          614,431            551,639            510,686
                                                                  --------------     --------------     --------------

General and administrative expenses..........................           81,138             72,935             65,060
Amortization of intangible assets............................              381              5,851              5,934
Loss on disposition of restaurants and equipment.............            1,138              1,492              1,265
                                                                  --------------     --------------     --------------
Operating earnings...........................................          129,708            112,427            107,207
                                                                  --------------     --------------     --------------
Other income (expense):
     Investment income.......................................            1,498              1,650              1,484
     Interest expense........................................           (2,168)            (7,456)            (9,304)
     Other income (expense)..................................            1,098             (4,720)               551
                                                                  --------------     --------------     --------------
        Total other income (expense).........................              428            (10,526)            (7,269)
                                                                  --------------     --------------     --------------
Earnings before income taxes.................................          130,136            101,901             99,938
Income taxes.................................................           47,109             37,500             36,777
                                                                  --------------     --------------     --------------
Net earnings.................................................        $  83,027          $  64,401          $  63,161
                                                                  ==============     ==============     ==============

Basic net earnings per common share..........................        $    1.49          $    1.16          $    1.07
                                                                  ==============     ==============     ==============
Diluted net earnings per common share........................        $    1.46          $    1.13          $    1.07
                                                                  ==============     ==============     ==============

Basic weighted average shares outstanding....................           55,605             55,512            58,841
                                                                  ==============     ==============     ==============
Diluted weighted average shares outstanding..................           56,922             56,877            59,170
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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (in thousands, except share amounts)

                                                                                              Accumulated
                                                                                                  Other
                                                        Common Stock     Additional           Comprehensive               Total
                                                     -------------------   Paid-In  Retained      Income    Treasury   Stockholders'
                                                       Shares    Amount    Capital  Earnings      (Loss)      Stock       Equity
                                                     ----------- ------- ---------- --------- ------------- ---------- -------------

Balance, December 26, 1999.......................... 72,336,788   $ 723  $168,584   $233,146    $   50      $(148,630)   $ 253,873

Comprehensive income:
   Net earnings.....................................       --       --       --       63,161        --           --         63,161
   Change in unrealized gain on short-term
     investments, net of income taxes...............       --       --       --          --        (11)          --            (11)
                                                     ----------- ------- ---------- --------- ------------- ---------- -------------
Total comprehensive income..........................       --       --       --       63,161       (11)          --         63,150
                                                     ----------- ------- ---------- --------- ------------- ---------- -------------
   Purchases of treasury stock......................       --       --       --          --         --        (43,192)     (43,192)
   Dividends declared on common stock, $0.05 per
     share..........................................       --       --       --       (2,776)       --           --         (2,776)
   Stock options exercised and related tax benefit..       --       --      2,298        --         --          4,201        6,499
   Shares issued under employee stock and 401(k)
     plans..........................................       --       --        760        --         --          2,066        2,826
   Restricted shares awarded under equity
     incentive plan, net of cancellations...........       --       --        556        --         --            943        1,499
   Unearned compensation relating to restricted
     shares.........................................       --       --        350        --         --           --            350
   Notes receivable from officers for stock sales,
     net of repayments..............................       --       --       (511)       --         --           --           (511)
                                                     ----------- ------- ---------- --------- ------------- ---------- -------------
Balance, December 31, 2000.......................... 72,336,788     723   172,037    293,531        39       (184,612)     281,718

Comprehensive income:
   Net earnings.....................................       --       --       --       64,401        --           --         64,401
   Change in unrealized gain on short-term
     investments, net of income taxes...............       --       --       --          --        (25)          --            (25)
   Transition adjustment related to financial
     instruments, net of taxes......................       --       --       --          --       (250)          --           (250)
   Change in fair value of derivative instruments...       --       --       --          --     (4,220)          --         (4,220)
   Adjustment for termination of interest rate
     swap agreements................................       --       --       --          --      4,470           --          4,470
                                                     ----------- ------- ---------- --------- ------------- ---------- -------------
Total comprehensive income..........................       --       --       --       64,401       (25)          --         64,376
                                                     ----------- ------- ---------- --------- ------------- ---------- -------------
   Purchases of treasury stock......................       --       --       --          --         --        (44,987)     (44,987)
   Dividends declared on common stock, $0.05 per
     share..........................................       --       --       --       (2,982)       --           --         (2,982)
   Stock options exercised and related tax benefit..       --       --      7,472        --         --         16,518       23,990
   Shares issued under employee stock and 401(k)
     plans..........................................       --       --        870        --         --          1,392        2,262
   Restricted shares awarded under equity
     incentive plan, net of cancellations...........       --       --       (254)       --         --            383          129
   Unearned compensation relating to restricted
     shares.........................................       --       --        326        --         --           --            326
   Net repayments of notes receivable from officers
     for stock sales................................       --       --        351        --         --           --            351
                                                     ----------- ------- ---------- --------- ------------- ---------- -------------
Balance, December 30, 2001.......................... 72,336,788     723   180,802    354,950        14       (211,306)     325,183

Comprehensive income:
   Net earnings.....................................       --       --       --       83,027        --           --         83,027
   Change in unrealized gain on short-term
     investments, net of income taxes...............       --       --       --          --          2           --              2
                                                     ----------- ------- ---------- --------- ------------- ---------- -------------
Total comprehensive income..........................       --       --       --       83,027         2           --         83,029
                                                     ----------- ------- ---------- --------- ------------- ---------- -------------
   Purchases of treasury stock......................       --       --       --          --         --        (26,113)     (26,113)
   Dividends declared on common stock, $0.06 per
     share..........................................       --       --       --       (3,323)       --           --         (3,323)
   Stock options exercised and related tax benefit..       --       --      2,796        --         --          4,495        7,291
   Shares issued under employee stock and 401(k)
     plans..........................................       --       --      2,741        --         --          2,129        4,870
   Restricted shares awarded under equity incentive
     plan...........................................       --       --          8        --         --            493          501
   Unearned compensation relating to restricted
     shares.........................................       --       --        659        --         --           --            659
   Net repayments of notes receivable from officers
     for stock sales................................       --       --        517        --         --           --            517
   Dividends paid for fractional shares.............       --       --       --          (33)       --           --            (33)
                                                     ----------- ------- ---------- --------- ------------- ---------- -------------
Balance, December 29, 2002.......................... 72,336,788   $ 723  $187,523   $434,621    $   16      $(230,302)   $ 392,581
                                                     =========== ======= ========== ========= ============= ========== =============

                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                      Fiscal Year Ended
                                                                       ----------------------------------------------
                                                                        December 29,    December 30,    December 31,
                                                                           2002            2001            2000
                                                                       --------------  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings..................................................      $  83,027       $  64,401       $  63,161
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
        Depreciation and amortization..............................         35,110          31,780          30,208
        Amortization of intangible assets..........................            381           5,851           5,934
        Write-off of deferred financing costs......................             --           1,976              --
        Amortization of deferred financing costs...................            195             648             734
        Deferred income tax provision (benefit)....................          3,296          (4,520)            118
        Loss on disposition of restaurants and equipment...........          1,138           1,492           1,265
        Income tax benefit from exercise of stock options..........          1,905           4,807             554
     Changes in assets and liabilities (exclusive of effects of acquisitions):
        Receivables................................................         (3,158)         (3,067)         (8,538)
        Inventories................................................         (1,067)          2,451          (1,369)
        Prepaid and other current assets...........................         (4,358)         (3,992)            393
        Accounts payable...........................................          5,283          (4,360)          9,590
        Accrued expenses and other current liabilities.............         13,497          10,068          10,353
        Accrued income taxes.......................................           (979)           (121)           (167)
        Other......................................................          1,069          (2,323)         (1,393)
                                                                       --------------  --------------  --------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES..................        135,339         105,091         110,843
                                                                       --------------  --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment...........................        (64,874)        (50,086)        (46,220)
     Acquisition of restaurants....................................        (34,250)             --              --
     Equity investment in unaffiliated company.....................             --              --          (2,000)
     Proceeds from sale of property and equipment..................            279             433           1,038
     Purchases of short-term investments...........................           (150)           (200)           (100)
     Maturities and sales of short-term investments................            350             774           1,325
                                                                       --------------  --------------  --------------
        NET CASH USED BY INVESTING ACTIVITIES......................        (98,645)        (49,079)        (45,957)
                                                                       --------------  --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchases of treasury stock...................................        (26,113)        (44,987)        (43,192)
     Dividends paid................................................         (3,010)         (2,779)         (2,662)
     Issuance of common stock upon exercise of stock options.......          5,386          19,183           5,945
     Shares sold under employee stock purchase plan................          2,164           1,234           1,136
     Proceeds from issuance of long-term debt......................             --          70,000              --
     Deferred financing costs relating to issuance of
       lonng-term debt.............................................             --            (577)             --
     Net payments on long-term debt................................        (22,000)        (86,801)        (16,777)
                                                                       --------------  --------------  --------------
        NET CASH USED BY FINANCING ACTIVITIES......................        (43,573)        (44,727)        (55,550)
                                                                       --------------  --------------  --------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS...............         (6,879)         11,285           9,336
CASH AND CASH EQUIVALENTS, beginning of period.....................         22,048          10,763           1,427
                                                                       --------------  --------------  --------------
CASH AND CASH EQUIVALENTS, end of period...........................      $  15,169       $  22,048       $  10,763
                                                                       ==============  ==============  ==============


                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                 (in thousands)


                                                                               Fiscal Year Ended
                                                             ------------------------------------------------------
                                                               December 29,      December 30,       December 31,
                                                                   2002              2001               2000
                                                             ----------------- -----------------  -----------------
Supplemental disclosures of cash flow
information:
     Cash paid during the year for:
       Income taxes....................................         $    44,983       $    40,147        $    36,278
                                                             ================= =================  =================
       Interest........................................         $     1,532       $     7,728        $     8,188
                                                             ================= =================  =================


Supplemental disclosures of noncash investing and financing activities:

We issued restricted common stock of $1,258,000 in 2002 and $764,000, net of forfeitures in 2001. We had forfeitures of restricted common stock of $107,000 in 2000.


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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    Organization

Applebee's International, Inc. and our subsidiaries develop, franchise and operate casual dining restaurants under the name "Applebee's Neighborhood Grill & Bar." As of December 29, 2002, there were 1,496 Applebee's restaurants. Franchisees operated 1,139 of these restaurants and 357 restaurants were company operated. These restaurants were located in 49 states and eight international countries.

2.    Summary of Significant Accounting Policies

Principles of consolidation: The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. We have eliminated all intercompany profits, transactions and balances.

Fiscal year: Our fiscal year ends on the last Sunday of the calendar year. The fiscal years ended December 29, 2002, December 30, 2001 and December 31, 2000 contained 52, 52 and 53 weeks, respectively. These fiscal years will be referred to as 2002, 2001 and 2000, respectively.

Short-term investments: Short-term investments are comprised of certificates of deposit and preferred stocks. We determine gains and losses from sales using the specific identification method. As of December 29, 2002, we have classified all short-term investments as available-for-sale.

Financial instruments: Our financial instruments as of December 29, 2002 and December 30, 2001 consist of cash equivalents, short-term investments and long-term debt, excluding capitalized lease obligations. The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. We based the carrying amount of short-term investments on quoted market prices. We based the fair value of our long-term debt, excluding capitalized lease obligations, on quotations made on similar issues. The fair value of these financial instruments approximates the carrying amounts reported in the consolidated balance sheets.

Interest rate swap agreements: In 1998, we entered into interest rate swap agreements to manage our exposure to interest rate fluctuations. Effective January 1, 2001, we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138, which require an entity to recognize all derivatives as either assets or liabilities on the balance sheet. The Statement also requires changes in the fair value of the derivative instruments to be recorded in either net earnings or other comprehensive income depending on their intended use. Our interest rate swap agreements met the criteria for hedge accounting under the Statement. We recognized the differential which we paid or received over the term of the swap agreements as a component of interest expense. In November 2001, we terminated our interest rate swap agreements in connection with the refinancing of our then-existing credit facilities. The costs relating to the termination of these agreements of $4,470,000 are reflected in other expense in the consolidated statements of income. These interest rate swap agreements were the only derivative instruments held during fiscal year 2001 as defined under SFAS No. 133. We did not hold any derivative instruments during fiscal year 2002.

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

Property and equipment: We state property and equipment at historical cost. Depreciation is provided primarily on a straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the lease term, including renewal options, or the estimated useful life of the related asset. The general ranges of original depreciable lives are as follows:

o    Buildings                          20 years
o    Leasehold improvements             15-20 years
o    Furniture and equipment            2-7 years

We record capitalized interest in connection with the development of new restaurants and amortize it over the estimated useful life of the related asset. We capitalized $300,000 in interest costs during 2002, $523,000 during 2001 and $375,000 during 2000.

Software costs: In accordance with American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," certain costs incurred in connection with internal-use software projects are capitalized and amortized over the expected useful life of the asset.

Goodwill: Goodwill represents the excess of cost over fair market value of net assets we have acquired. Through 2001, we amortized goodwill over periods ranging from 15 to 20 years on a straight-line basis. Beginning in fiscal 2002, we ceased amortization of our goodwill in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" (see Note 6). Accumulated amortization as of December 29, 2002 and December 30, 2001 was $30,348,000.

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

Franchise interest and rights: Franchise interest and rights represent allocations of the purchase price of our 1988 acquisition of the Applebee's concept to the restaurants we acquired and the franchise agreements that we assumed based on an independent valuation. We amortize the allocated costs over the estimated life of the restaurants or the franchise agreements on a straight-line basis ranging from 7 to 20 years. Accumulated amortization as of December 29, 2002 was $4,903,000, and as of December 30, 2001, it was $4,571,000.

Franchise income: Franchise income consists of franchise royalties and franchise fees. We recognize royalties on a franchisee's sales in the period in which the sales occur. We also receive a franchise fee for each restaurant that a franchisee opens. Franchise fees are deferred until we have performed substantially all of our related obligations as franchisor, typically when the restaurant opens. Franchise fees, included in franchise income in the consolidated statements of earnings, totaled $2,692,000 for 2002, $3,800,000 for 2001 and $3,652,000 for 2000.

Advertising costs: We expense most advertising costs for company-owned restaurants as we incur them, but we expense the production costs of advertising the first time the advertising takes place. Advertising expense related to company-owned restaurants was $34,547,000 for 2002, $32,259,000 for 2001 and $31,014,000 for 2000.

Stock-based compensation: We have adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." The Statement requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We account for stock compensation awards under the intrinsic method of Accounting Principles Board ("APB") Opinion No. 25 (see Note
14). Opinion No. 25 requires compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. All options awarded under all of our plans are granted with an exercise price equal to the fair market value on the date of the grant. The following table presents the effect on our net earnings and earnings per share had we adopted the fair value method of accounting for stock-based compensation under SFAS No. 123, "Accounting for Stock-Based Compensation" (in thousands, except for per share amounts).


                                                                2002              2001              2000
                                                          ----------------  ----------------  ----------------
      Net earnings, as reported..........................   $     83,027      $     64,401      $     63,161

      Less:  Total stock-based employee
          compensation expense determined under
          fair value based methods for all awards,
          net of related taxes...........................          6,018             4,619             2,739
                                                          ----------------  ----------------  ----------------

      Pro forma net earnings.............................   $     77,009      $     59,782      $     60,422
                                                          ================  ================  ================

      Basic net earnings per common share,
          as reported....................................   $       1.49      $       1.16      $       1.07
                                                          ================  ================  ================
      Basic net earnings, per common share,
          pro forma......................................   $       1.38      $       1.08      $       1.03
                                                          ================  ================  ================

      Diluted net earnings per common share,
          as reported....................................   $       1.46      $       1.13      $       1.07
                                                          ================  ================  ================
      Diluted net earnings per common share,
          pro forma......................................   $       1.35      $       1.05      $       1.02
                                                          ================  ================  ================

The weighted average fair value at date of grant for options granted during 2002, 2001 and 2000 was $9.66, $7.33 and $5.63 per share, respectively, which, for the purposes of this disclosure, is assumed to be amortized over the respective vesting period of the grants. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2002, 2001 and 2000: dividend yield of 0.3%, 0.4% and 0.3%, respectively; expected volatility of 46.9%, 48.7% and 46.8%, respectively; risk-free interest rate of 2.5%, 4.2% and 5.1%, respectively; and expected lives of 5.2, 5.0 and 4.9 years, respectively.

Earnings per share: We compute basic earnings per share by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if holders of options or other contracts to issue common stock exercised or converted their holdings into common stock.
Outstanding stock options and equity-based compensation represent the only dilutive effects on weighted average shares. The chart below presents a reconciliation between basic and diluted weighted average shares outstanding and the related earnings per share. All references to the number of shares and per share amounts of common stock have been restated to reflect the stock split declared in May 2002 (see Note 13). All amounts in the chart, except per share amounts, are expressed in thousands.

                                                                2002              2001              2000
                                                          ----------------  ----------------  ----------------

      Net earnings.......................................   $     83,027      $     64,401      $     63,161
                                                          ================  ================  ================

      Basic weighted average shares outstanding..........         55,605            55,512            58,841
      Dilutive effect of stock options and
          equity-based compensation......................          1,317             1,365               329
                                                          ----------------  ----------------  ----------------
      Diluted weighted average shares outstanding........         56,922            56,877            59,170
                                                          ================  ================  ================

      Basic net earnings per common share................   $       1.49      $       1.16      $       1.07
                                                          ================  ================  ================
      Diluted net earnings per common share..............   $       1.46      $       1.13      $       1.07
                                                          ================  ================  ================


We excluded stock options with exercise prices greater than the average market price of our common stock for the applicable periods from the computation of diluted weighted average shares outstanding. There were approximately 118,000 of these options for 2002, 183,000 options for 2001 and 1,626,000 options for 2000.

Gift certificates: We record a liability in the period in which a gift certificate is issued and proceeds are received. As gift certificates are redeemed, this liability is reduced and revenue is recognized.

Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates, which are frequently made in consultation with certain third-party advisors, include, but are not limited to, estimates for legal actions and general liability, workers' compensation and health insurance, long-term incentives, and the collectibility of receivables.

We are periodically involved in various legal actions arising in the normal course of business. We are required to assess the probability of any adverse judgments as well as the potential range of loss. We determine the required accruals after a review of the facts of each legal action.

The estimated liability for general liability, workers' compensation and health insurance is established based upon historical claims data and third-party actuarial estimates of settlement costs for incurred claims. We recognized expense of $14,072,000 in 2002, $12,222,000 in 2001 and $10,428,000 in 2000
related to these types of insurance in our consolidated financial statements. Unanticipated changes in these factors may require us to revise our estimates.

We have various long-term employee incentive compensation plans which require us to make estimates to determine our liability based upon projected performance of plan criteria. If actual performance against the criteria differs from our estimates in the future, we will be required to adjust our liability accordingly.

We continually assess the collectibility of our franchise receivables. We establish our allowance for bad debts based on several factors, including historical collection experience, the current economic environment and other specific information available to us at the time. The allowance for bad debts may change in the future due to changes in the factors above or other new developments.

Estimates and assumptions used by management affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New accounting pronouncements: In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting and requires separate recognition of intangible assets that meet certain criteria. This Statement applies to all business combinations after June 30, 2001.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", and we adopted this Statement effective December 31, 2001. SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. This Statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. In the first quarter of fiscal 2002, we completed the first step of the required two-step goodwill impairment testing and ceased amortization of goodwill. The first step of the impairment test required us to compare the fair value of each reporting unit to its carrying value to determine whether there was an indication that an impairment existed. If there had been an indication of impairment, we would have allocated the fair value of the reporting unit to its assets and liabilities as if the reporting unit had been acquired in a business combination. During 2002, no impairment losses were recorded under SFAS No. 142.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS Nos. 4 and 64 required gains and losses from extinguishment of debt to be classified as extraordinary items. SFAS No. 145 rescinds this requirement and stipulates that gains or losses on extinguishment of debt would have to meet the criteria of APB Opinion No. 30 to be classified as an extraordinary item. In addition, any extraordinary gains or losses on extinguishment of debt in prior periods presented would require reclassification. SFAS No. 145 is required, with early adoption encouraged, for fiscal years beginning after May 15, 2002. We early adopted SFAS No. 145 during the fourth quarter of fiscal 2002 and as a result, we reclassified the $1,249,000 (net of a related tax benefit of $727,000) extraordinary loss from the extinguishment of debt in our 2001 consolidated statements of earnings to other expense and income taxes.

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

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 supersedes Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," and provides guidance to guarantors on the recognition and disclosure concerning obligations under certain guarantees in interim and annual financial statements. The initial recognition and measurement provisions of Interpretation No. 45 are effective for guarantees issued or modified after December 31, 2002, and are to be applied prospectively. The disclosure requirements are effective for financial statements for interim or annual periods ending after December 15, 2002. We adopted the initial recognition provisions of Interpretation No. 45 in January of 2003. The disclosure provisions of this Interpretation are effective for us as of December 29, 2002. The initial adoption of Interpretation No. 45 did not have a material impact on our results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This Statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in annual and interim financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions of this Statement are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We have adopted the disclosure provision of SFAS No. 148.

Reclassifications: We have made certain reclassifications to the consolidated financial statements to conform to the 2002 presentation.

3.       Acquisition

On November 7, 2002, we acquired the operations and assets of 21 Applebee's restaurants located in the Washington, D.C. area from a franchisee. Under the terms of the purchase agreement and the agreement with the franchisee's secured lender, the total purchase price of the acquisition was $34,250,000. The agreement also provides for additional consideration in July 2004 if the restaurants achieve cash flows in excess of historical levels. Our financial statements reflect the results of operations for these restaurants subsequent to the date of acquisition. The purchase price of $34,250,000 has been allocated to the fair value of property and equipment of $25,200,000, goodwill of $10,100,00 and other net current liabilities of $1,050,000.

4.       Receivables

Receivables are comprised of the following (in thousands):

                                                                           December 29,        December 30,
                                                                               2002                2001
                                                                         -----------------   -----------------
      Franchise royalty, advertising and trade receivables.............     $     24,011        $     21,828
      Credit card receivables..........................................            4,724               3,769
      Franchise fee receivables........................................              418                 183
      Interest and dividends receivable................................               20                  34
      Other............................................................            2,811               1,356
                                                                         -----------------   -----------------
                                                                                  31,984              27,170
      Less allowance for bad debts.....................................            4,089               4,343
                                                                         -----------------   -----------------
                                                                            $     27,895        $     22,827
                                                                         =================   =================

The bad debts provision totaled $795,000 for 2002, $1,253,000 for 2001 and $1,376,000 for 2000. We had write-offs against the allowance for bad debts of $1,049,000 during 2002, $47,000 during 2001 and $674,000 during 2000.

5.       Prepaid and Other Current Assets

Prepaid and other current assets are comprised of the following (in thousands):

                                                                           December 29,        December 30,
                                                                               2002                2001
                                                                         -----------------   -----------------
      Prepaid income taxes.............................................     $      5,002        $        --
      Deferred income taxes............................................            4,601               6,702
      Other............................................................            4,905               5,558
                                                                         -----------------   -----------------
                                                                            $     14,508        $     12,260
                                                                         =================   =================

6.       Goodwill and Other Intangible Assets

We adopted SFAS No. 142, "Goodwill and Other Intangible Assets," effective December 31, 2001 (see Note 2). In November of 2002, we completed the annual goodwill impairment test required under the provisions of SFAS No. 142. We determined that no impairment exists and as a result, no impairment losses were recorded in 2002.

The changes in goodwill are summarized below (in thousands):


                                                                           December 29,        December 30,
                                                                               2002                2001
                                                                         -----------------   -----------------
      Carrying amount, beginning of the year...........................     $     78,614        $    83,265
      Reclassification from intangible assets to goodwill..............              --                 649
      Goodwill acquired................................................           10,101                 --
      Amortization.....................................................              --              (5,300)
                                                                         -----------------   -----------------
                                                                            $     88,715        $    78,614
                                                                         =================   =================

The effect of the adoption of SFAS No. 142 on net income and earnings per share is as follows (in thousands, except per share amounts):


                                                                                 Fiscal Year Ended
                                                                -----------------------------------------------------
                                                                      2002              2001               2000
                                                                ----------------  ----------------   ----------------
   Net earnings, as reported...................................    $    83,027       $   64,401         $   63,161
   Goodwill amortization (net of income taxes).................            --             3,350              3,414
                                                                ----------------  ----------------   ----------------
   Net earnings, as adjusted..................................     $    83,027       $   67,751         $   66,575
                                                                ================  ================   ================

   Basic net earnings per common share, as reported............    $      1.49       $     1.16         $     1.07
   Goodwill amortization (net of income taxes).................            --              0.06               0.06
                                                                ----------------  ----------------   ----------------
   Basic net earnings per common share, as adjusted............    $      1.49       $     1.22         $     1.13
                                                                ================  ================   ================

   Diluted net earnings per common share, as reported..........    $      1.46       $     1.13         $     1.07
   Goodwill amortization (net of income taxes).................            --              0.06               0.06
                                                                ----------------  ----------------   ----------------
   Diluted net earnings per common share, as adjusted..........    $      1.46       $     1.19         $     1.13
                                                                ================  ================   ================


Intangible assets subject to amortization pursuant to SFAS No. 142 consist of franchise interest and rights and are summarized below (in thousands):


                                               December 29,          December 30,
                                                   2002                  2001
                                            ------------------    ------------------
Gross carrying amount.....................      $    6,371            $    6,371
Less, accumulated amortization............           4,903                 4,571
                                            ------------------    ------------------
Net.......................................      $    1,468            $    1,800
                                            ==================    ==================


We expect annual amortization expense for all intangible assets for the next five fiscal years to range from approximately $280,000 to $380,000.

7.       Other Assets

Other assets are comprised of the following (in thousands):

                                                                           December 29,        December 30,
                                                                               2002                2001
                                                                         -----------------   -----------------
      Notes receivable.................................................     $      9,371        $      9,240
      Liquor licenses..................................................            4,445               4,426
      Minority investment in unaffiliated company, at cost.............            2,250               2,250
      Nonqualified deferred compensation plan investments..............            2,425                 --
      Deferred financing costs, net....................................              362                 547
      Other............................................................            4,497               4,611
                                                                         -----------------   -----------------
                                                                            $     23,350        $     21,074
                                                                         =================   =================


We have included in notes receivable above, an 8% subordinated note due in 2009 related to our divestiture of the Rio Bravo concept in 1999. The balance of this notes receivable, including capitalized interest, totaled approximately $8,600,000 and $7,800,000 as of December 29, 2002 and December 30, 2001,
respectively.

8.       Property and Equipment

Property and equipment, net, is comprised of the following (in thousands):


                                                                           December 29,        December 30,
                                                                               2002                2001
                                                                         -----------------  ------------------
      Land.............................................................     $     74,415       $     67,663
      Buildings and leasehold improvements.............................          307,818            260,776
      Furniture and equipment..........................................          157,278            141,756
      Construction in progress.........................................           12,311              3,672
                                                                         -----------------  ------------------
                                                                                 551,822            473,867
      Less accumulated depreciation and capitalized
         lease amortization............................................          168,820            142,943
                                                                         -----------------  ------------------
                                                                            $    383,002       $    330,924
                                                                         =================  ==================


We had property under capitalized leases of $4,055,000 at December 29, 2002 and December 30, 2001 which is included in buildings and leasehold improvements. We had accumulated amortization of such property of $1,368,000 at December 29, 2002 and $1,129,000 at December 30, 2001. These capitalized leases relate to the buildings on certain restaurant properties. The land portion of the restaurant property leases is accounted for as an operating lease.

We had depreciation and capitalized lease amortization expense relating to property and equipment of $35,110,000 for 2002, $31,780,000 for 2001 and $30,208,000 for 2000. Of these amounts, capitalized lease amortization was $239,000 during 2002 and 2001, and $243,000 during 2000.

We lease certain of our restaurants. The leases generally provide for payment of minimum annual rent, real estate taxes, insurance and maintenance and, in some cases, contingent rent (calculated as a percentage of sales) in excess of minimum rent. Total rental expense for all operating leases is comprised of the following (in thousands):


                                                            2002                2001                2000
                                                     ------------------  ------------------  -----------------
      Minimum rent.................................    $       14,267      $       12,105      $       10,892
      Contingent rent..............................             1,115               1,054               1,112
                                                     ------------------  ------------------  -----------------
                                                       $       15,382      $       13,159      $       12,004
                                                     ==================  ==================  =================

The present value of capitalized lease payments and the future minimum lease payments under noncancelable operating leases (including leases executed for sites to be developed in 2003) as of December 29, 2002 are as follows (in thousands):


                                                                            Capitalized         Operating
                                                                              Leases             Leases
                                                                         ------------------ ------------------
      2003.............................................................     $        716       $     16,430
      2004.............................................................              741             15,770
      2005.............................................................              767             14,895
      2006.............................................................              794             14,301
      2007.............................................................              822             13,587
      Thereafter.......................................................            6,714            109,719
                                                                         ------------------ ------------------
      Total minimum lease payments.....................................           10,554       $    184,702
                                                                                            ==================
      Less amounts representing interest...............................            6,316
                                                                         ------------------
      Present value of minimum lease payments..........................     $      4,238
                                                                         ==================


9.       Long-Term Debt

Long-term debt, including capitalized lease obligations, is comprised of the following (in thousands):


                                                                           December 29,      December 30,
                                                                               2002              2001
                                                                         ----------------  ----------------
     Unsecured  revolving credit  facility;  interest at LIBOR plus 1%
         or prime rate, due November 2004.............................      $    48,000       $    70,000
     Capitalized lease obligations (Note 8)...........................            4,238             4,243
     Other............................................................              325               325
                                                                         ----------------  ----------------
     Total long-term debt.............................................           52,563            74,568
     Less current portion of long-term debt...........................              377                43
                                                                         ----------------  ----------------
     Long-term debt - less current portion............................      $    52,186       $    74,525
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

As a result of the refinancing in 2001, we wrote-off the remaining balance of the deferred financing costs related to our prior agreement and terminated our interest rate swap agreements. The interest rate swap termination costs of $4,470,000 and the write-off of deferred financing costs of $1,976,000 are reflected in other expense in the 2001 consolidated statement of income.

As of December 29, 2002, borrowings of $48,000,000 and standby letters of credit totaling $11,691,000 were outstanding under our $150,000,000 revolving credit facility. We also have a standby letter of credit for $827,000 outstanding with another financial institution.

Maturities of long-term debt, including capitalized lease obligations ending during the years indicated, are as follows (in thousands):

     2003...........................................       $       377
     2004...........................................            48,070
     2005...........................................                98
     2006...........................................               137
     2007...........................................               188
     Thereafter.....................................             3,693
                                                          --------------
                                                           $    52,563
                                                          ==============

10.      Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following (in thousands):


                                                                            December 29,        December 30,
                                                                                2002                2001
                                                                         ------------------  -----------------
      Compensation and related taxes....................................    $     28,688        $     22,618
      Gift certificates.................................................          21,197              18,421
      Sales and use taxes...............................................           4,812               4,184
      Insurance.........................................................           9,926               8,611
      Rent..............................................................           5,113               4,276
      Other.............................................................          14,271              13,441
                                                                         ------------------  -----------------
                                                                            $     84,007        $     71,551
                                                                         ==================  =================

11.      Income Taxes

We, along with our subsidiaries, file a consolidated federal income tax return. The income tax provision consists of the following (in thousands):


                                                                    2002             2001             2000
                                                               ---------------  ---------------  ---------------
    Current provision:
        Federal............................................       $   39,136       $   36,571       $   31,289
        State and local....................................            4,677            5,449            5,370
    Deferred provision (benefit)...........................            3,296           (4,520)             118
                                                               ---------------  ---------------  ---------------
    Income taxes...........................................       $   47,109       $   37,500       $   36,777
                                                               ===============  ===============  ===============


The deferred income tax provision (benefit) is comprised of the following (in thousands):


                                                                    2002             2001            2000
                                                               ---------------  --------------- ---------------
    Depreciation...........................................       $     829        $  (3,201)      $   1,311
    Other..................................................           2,467           (1,319)         (1,193)
                                                               ---------------  --------------- ---------------
    Deferred income tax provision (benefit)................           3,296           (4,520)            118
    Deferred income taxes related to change in
        unrealized gain on investments.....................              (9)             (15)             (6)
                                                               ---------------  --------------- ---------------
    Net change in deferred income taxes....................       $   3,287        $  (4,535)      $     112
                                                               ===============  =============== ===============


A reconciliation between the income tax provision and the expected tax determined by applying the statutory federal income tax rates to earnings before income taxes follows (in thousands):


                                                                    2002             2001            2000
                                                               ---------------  --------------- ---------------
    Federal income tax at statutory rates..................      $   45,548       $   35,665      $   34,978
    Increase (decrease) to income tax expense:
        State and local income taxes, net of
           federal benefit.................................           3,247            3,127           3,502
        Employment related tax credits, net................          (2,871)          (2,582)         (2,207)
        Other..............................................           1,185            1,290             504
                                                               ---------------  --------------- ---------------
    Income taxes...........................................      $   47,109       $   37,500      $   36,777
                                                               ===============  =============== ===============


The net current deferred income tax asset amounts are included in "prepaid and other current assets" and the net non-current deferred income tax liability amounts are included in "other non-current liabilities" in the accompanying consolidated balance sheets. The significant components of deferred income tax assets and liabilities and the related balance sheet classifications are as follows (in thousands):


                                                                           December 29,          December 30,
                                                                               2002                  2001
                                                                         -----------------     -----------------
    Classified as current:
        Allowance for bad debts.....................................        $     1,480           $     1,598
        Accrued expenses............................................              2,398                 3,328
        Other, net..................................................                723                 1,776
                                                                         -----------------     -----------------
        Net deferred income tax asset...............................        $     4,601           $     6,702
                                                                         =================     =================


    Classified as non-current:
        Depreciation................................................        $    (6,007)          $    (2,864)
        Franchise deposits..........................................                401                   557
        Other, net..................................................              2,978                   865
                                                                         -----------------     -----------------
        Net deferred income tax liability...........................        $    (2,628)          $    (1,442)
                                                                         =================     =================


12.      Commitments and Contingencies

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

While the resolution of the matters described above may have an impact on our financial results for the period in which they are resolved, we believe that the ultimate disposition of these matters will not, individually or in the aggregate, have a material adverse effect upon our business or consolidated financial position.

Lease guarantees: In connection with the sale of restaurants to franchisees and other parties, we have, in certain cases, remained contingently liable for the remaining lease payments. As of December 29, 2002, the aggregate amount of these lease payments totaled approximately $24,200,000. These leases expire at various times throughout the next several years with the final lease agreement expiring in 2018. The buyers have indemnified us from any losses related to these guarantees. We have not recorded a liability as of December 29, 2002 or December 30, 2001.

Severance agreements: We have severance and employment agreements with certain officers providing for severance payments to be made in the event the employee resigns or is terminated related to a change in control. The agreements define the circumstances which will constitute a change in control. If the severance payments had been due as of December 29, 2002, we would have been required to make payments totaling approximately $8,900,000. In addition, we have severance and employment agreements with certain officers which contain severance provisions not related to a change in control. Those provisions would have required aggregate payments of approximately $5,500,000 if such officers had been terminated as of December 29, 2002.

13.      Stockholders' Equity

On September 7, 1994, our Board of Directors adopted a Shareholder Rights Plan (the "Rights Plan") and declared a dividend, issued on September 19, 1994, of one Right for each outstanding share of our Common Stock (the "Common Shares"). Stockholders may exercise their Rights if any person or group acquires more than 15% of the outstanding Common Shares or makes a tender offer for more than 15% (20% if an Institutional Investor, as defined) of our outstanding Common Shares unless the person or group has acquired the shares or made the tender offer as part of a Qualifying Offer (as defined). If such an event occurred, each Right entitles its holder to purchase for $75 the economic equivalent of Common Shares, or in certain circumstances, stock of the acquiring entity, worth twice as much. This is true for all stockholders except the acquiror. The Rights will expire on September 7, 2004 unless we redeem them earlier. If we redeem the Rights before stockholders can exercise them, we will pay $0.01 per Right.

In February 2001, our Board of Directors authorized the repurchase of up to $55,000,000 of our common stock through 2001, subject to market conditions and applicable restrictions imposed by our then-current credit agreement. As of December 30, 2001, we had $20,600,000 remaining on this authorization. In February 2002, our Board of Directors extended the 2001 authorization through 2002. In May 2002, our Board of Directors authorized an additional repurchase of $75,000,000 of our common stock through May 2005. During 2002, we repurchased 1,210,000 shares of our common stock at an average price of $21.58 for an aggregate cost of $26,100,000. As of December 29, 2002, we had $69,500,000 remaining under the 2002 authorization.

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

14.      Employee Benefit Plans

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

Options under the 1989 Plan were granted for a term of three to ten years and were generally exercisable one year from date of grant. The 1995 Plan allows the committee to grant stock options, stock appreciation rights, restricted stock awards, performance unit awards and performance share awards (collectively, "Awards") to eligible participants. The 1995 Plan authorizes the committee to issue up to 8,100,000 shares. Options granted under the 1995 Plan during 1995 have a term of five to ten years and are generally exercisable three years from date of grant. Options granted under the 1995 Plan during 1996 through 1998 have a term of ten years and are generally 50% exercisable three years from date of grant, 25% exercisable four years from date of grant, and 25% exercisable five years from date of grant. Options granted under the 1995 Plan during 1999 through 2002 have a term of ten years and are generally exercisable at either one, three or five years from the date of grant. Subject to the terms of the 1995 Plan, the committee has the sole discretion to determine the employees to whom it grants Awards, the size and types of the Awards, and the terms and conditions of the Awards.

During 1999, our Board of Directors approved the 1999 Employee Incentive Plan (the "1999 Plan") which allows the committee to grant nonqualified stock options, stock appreciation rights, restricted stock, performance units and performance shares to eligible participants. The 1999 Plan authorizes the committee to issue up to 1,649,250 shares. Options granted under the 1999 Plan have a term of ten years and are generally exercisable one, two or three years from the date of grant. Under all three plans, the option price for both qualified and nonqualified options cannot be less than the fair market value of our common stock on the date the committee grants the options.

All three plans permit the committee to grant performance shares. Performance shares represent rights to receive our common stock based upon certain performance criteria. In 2000, the committee approved performance share plans which have a one-year and a three-year performance period. In 2001 and 2002, the committee approved performance share plans with a three-year performance period. We recorded compensation expense of $865,000 in 2002, $926,000 in 2001 and $341,000 in 2000 related to these grants. These amounts were based on the market price of our common stock at the end of each fiscal year.

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

Transactions relative to all three plans are as follows:


                                              1999 Plan                     1995 Plan                    1989 Plan
                                     ----------------------------- ----------------------------- ---------------------------
                                                      Weighted                       Weighted                    Weighted
                                                       Average                        Average                    Average
                                       Number of      Exercise        Number of      Exercise     Number of      Exercise
                                        Options         Price          Options         Price       Options        Price
                                     -------------- -------------- ---------------- ------------ ------------- -------------
  Options outstanding at
      December 26, 1999............      186,722         $12.81       4,535,867        $11.69       300,375        $ 6.75
         Granted..................       245,250         $12.22         804,375        $12.44          --             --
         Exercised.................         --             --          (465,291)       $11.77       (53,775)       $ 8.46
         Canceled..................      (55,125)        $12.53        (505,497)       $11.41          --             --
                                     --------------                ----------------              -------------
  Options outstanding at
      December 31, 2000............      376,847         $12.47       4,369,454        $11.97       246,600        $ 6.39
         Granted..................       807,375         $15.98       1,245,697        $15.75          --             --
         Exercised.................         --             --        (1,643,713)       $11.93      (170,775)       $ 6.49
         Canceled..................      (82,950)        $13.97        (269,724)       $11.88        (1,125)       $ 6.03
                                     --------------                ----------------              -------------
  Options outstanding at
      December 30, 2001............    1,101,272         $14.93       3,701,714        $13.27        74,700        $ 6.14
         Granted..................       543,875         $22.91         904,760        $22.04          --             --
         Exercised.................      (69,750)        $12.88        (448,668)       $12.02       (17,925)       $ 6.14
         Canceled..................     (145,349)        $16.58        (433,419)       $12.67          --             --
                                     --------------                ----------------              -------------
  Options outstanding at
      December 29, 2002............    1,430,048         $17.90       3,724,387        $15.62        56,775        $ 6.14
                                     ==============                ================              =============
  Options available for grant at
      December 29, 2002............      115,800                      1,006,272                        --
                                     ==============                ================              =============


The number of options exercisable for each plan are summarized below:



                                              1999 Plan                     1995 Plan                    1989 Plan
                                     ----------------------------- ----------------------------- ---------------------------
                                                      Weighted                       Weighted                    Weighted
                                                       Average                        Average                    Average
                                        Options       Exercise         Options       Exercise      Options       Exercise
                                      Exercisable       Price        Exercisable       Price     Exercisable      Price
                                     -------------- -------------- ---------------- ------------ ------------- -------------
      December 31, 2000............         --             --          2,057,024        $12.38      246,600         $6.39

      December 30, 2001............         --             --            992,685        $12.31       74,700         $6.14

      December 29, 2002............      65,250         $12.93         1,284,463        $12.62       56,775         $6.14


The following table summarizes information relating to fixed-priced stock options outstanding for all three plans at December 29, 2002:


                                                  Options Outstanding                       Options Exercisable
                                    ------------------------------------------------  --------------------------------
                                                        Average         Weighted                          Weighted
                                       Weighted          Remaining         Average                          Average
                                        Number        Contractual       Exercise          Number       Exercise Price
        Range of Exercise Prices     Outstanding          Life            Price        Exercisable
       ---------------------------  ---------------  ---------------  --------------  ---------------  ---------------

        1989 Plan:
         $   6.13    to $   6.15          56,775        1.6 years        $   6.14           56,775         $   6.14
                                    ===============                                   ===============

        1995 Plan:
         $   9.27    to $   9.64         169,471        5.5 years        $   9.29           81,172         $   9.29
         $  11.08    to $  11.45         154,411        5.3 years        $  11.17          101,286         $  11.17
         $  12.30    to $  12.67       1,340,801        5.5 years        $  12.48          875,059         $  12.58
         $  13.44    to $  15.98         970,445        8.1 years        $  14.63          214,447         $  14.21
         $  20.20    to $  25.50       1,089,259        9.0 years        $  21.98           12,499         $  22.07
                                    ---------------                                   ---------------
         $   9.27    to $  25.50       3,724,387        7.2 years        $  15.62        1,284,463         $  12.62
                                    ===============                                   ===============

        1999 Plan:
         $   9.86    to $  11.14          23,625        7.6 years        $  10.36             --               --
         $  12.30    to $  15.98         717,628        7.8 years        $  14.04           65,250         $  12.93
         $  17.07    to $  26.39         688,795        9.1 years        $  22.18             --               --
                                    ---------------                                   ---------------
         $   9.86    to $  26.39       1,430,048        8.4 years        $  17.90           65,250         $  12.93
                                    ===============                                   ===============

Restricted stock awards: During 2001 and 2002, the committee granted restricted stock awards to certain officers and key employees. These awards vest over either a two-year or three-year period. We recorded unearned compensation for the market value of the stock at the date of grant, and we showed this as a reduction to stockholders' equity in the accompanying consolidated balance sheets. We are amortizing unearned compensation ratably to expense over the vesting period. Accordingly, we recognized compensation expense of $659,000, $326,000 and $350,000 in 2002, 2001 and 2000, respectively.

Nonqualified deferred compensation plan: In 2002, we entered into a rabbi trust agreement to protect the assets of the nonqualified deferred compensation plan for certain of our employees. Each participant's account is comprised of their contribution, our matching contribution and each participant's share of earnings or losses in the plan. In accordance with EITF No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Are Held in a Rabbi Trust and Invested," the accounts of the rabbi trust are reported in our consolidated financial statements. As of December 29, 2002, our consolidated balance sheet includes the investments in other assets and the offsetting obligation is included in other non-current liabilities. The deferred compensation plan investments are considered trading securities and are reported at fair value with the realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, recorded in operating income.

Employee retirement plans: During 1992, we established a profit sharing plan and trust in accordance with Section 401(k) of the Internal Revenue Code. We make matching contributions of 50% of employee contributions not to exceed 4.0% of an employee's compensation in any year. We make our contributions in shares of our common stock. Our contributions vest at the rate of 20% after the employee's second year of service, 60% after three years of service, 80% after four years of service and 100% after five years of service. During 1994, we established a non-qualified defined contribution retirement plan for key employees. In 2002, this plan was terminated and a new nonqualified deferred compensation plan was established (see nonqualified deferred compensation plan above). Our contributions under these plans were $1,697,000 in 2002, $1,441,000 in 2001 and $1,170,000 in 2000.

Employee stock purchase plan: During 1996, we established an employee stock purchase plan in accordance with Section 423 of the Internal Revenue Code. The plan was approved at the 1997 Annual Meeting of Stockholders. The plan allowed employees to purchase shares of our common stock at a 10% discount through payroll deductions through 2000. In 2001, the plan was amended to increase the discount to 15%. The Board has authorized 900,000 common shares under the plan. Employees purchased 117,932 shares under this plan during 2002, 93,810 during 2001 and 104,595 shares during 2000.

Employee stock ownership plan: Our Board of Directors approved an employee stock ownership plan in January 1997. We contributed to this plan completely at our discretion. Our contributions to the plan were $200,000 for 2000 and were made in shares of our common stock. During 2001, we terminated the employee stock ownership plan and did not make any contributions to the plan. The assets of this plan were transferred to the 401(k) plan.

15.      Related Party Transactions

We had a policy which allowed us to loan executives money to be used to invest in our stock to meet guidelines which require executives to own certain amounts of our stock. This policy was terminated in June of 2002 and no new loans will be granted. We had loans that were granted prior to the termination of this policy outstanding for a total of $99,000 as of December 29, 2002 to two officers and $615,000 to three officers as of December 30, 2001. These loans had interest rates ranging from 4.7% to 6.8% and are collateralized by the stock. These loans are reflected as a reduction to additional paid-in capital in our consolidated balance sheets.

As of December 29, 2002 and December 30, 2001, we had a loan outstanding with an interest rate of 5% to an officer for moving related assistance in the amount of $310,000. This officer made an interest and principal payment in March 2003. The remaining principal of $210,000, as well as accrued interest, is due in October 2004.

16.      Quarterly Results of Operations (Unaudited)

The following presents the unaudited consolidated quarterly results of operations for 2002 and 2001. During the fourth quarter of 2001, we incurred costs relating to the termination of interest rate swap agreements of $4,470,000 and a write-off of previously deferred financing costs related to the refinancing of our prior credit facilities of $1,976,000, which are reflected in other expense. All amounts, except per share amounts, are expressed in thousands.


                                                                                   2002
                                                      ---------------------------------------------------------------
                                                                           Fiscal Quarter Ended
                                                      ---------------------------------------------------------------
                                                        March 31,        June 30,       September 29,    December 29,
                                                          2002             2002             2002             2002
                                                      -------------    -------------    -------------   -------------
Revenues:
     Company restaurant sales.......................    $174,973         $178,893         $182,807        $187,943
     Franchise income...............................      24,840           25,484           26,033          25,823
                                                      -------------    -------------    -------------   -------------
        Total operating revenues....................     199,813          204,377          208,840         213,766
                                                      -------------    -------------    -------------   -------------
Cost of company restaurant sales:
     Food and beverage..............................      47,407           47,073           47,765          50,179
     Labor..........................................      57,457           58,881           60,054          61,874
     Direct and occupancy...........................      42,872           44,291           47,009          47,595
     Pre-opening expense............................         335              305              792             542
                                                      -------------    -------------    -------------   -------------
        Total cost of company restaurant sales......     148,071          150,550          155,620         160,190
                                                      -------------    -------------    -------------   -------------
General and administrative expenses.................      19,246           19,553           20,049          22,290
Amortization of intangible assets...................         138               52               95              96
Loss (gain) on disposition of restaurants
     and equipment..................................         294              727              458            (341)
                                                      -------------    -------------    -------------   -------------
Operating earnings..................................      32,064           33,495           32,618          31,531
                                                      -------------    -------------    -------------   -------------
Other income (expense):
     Investment income..............................         397              381              346             374
     Interest expense...............................        (633)            (555)            (414)           (566)
     Other income (expense).........................         101              482              513               2
                                                      -------------    -------------    -------------   -------------
        Total other income (expense)................        (135)             308              445            (190)
                                                      -------------    -------------    -------------   -------------
Earnings before income taxes........................      31,929           33,803           33,063          31,341
Income taxes........................................      11,654           12,338           12,068          11,049
                                                      -------------    -------------    -------------   -------------
Net earnings........................................    $ 20,275         $ 21,465         $ 20,995        $ 20,292
                                                      =============    =============    =============   =============

Basic net earnings per common share.................    $   0.36         $   0.38         $   0.38        $   0.37
                                                      =============    =============    =============   =============
Diluted net earnings per common share...............    $   0.35         $   0.37         $   0.37        $   0.36
                                                      =============    =============    =============   =============

Basic weighted average shares outstanding...........      55,878           55,872           55,654          55,212
                                                      =============    =============    =============   =============
Diluted weighted average shares outstanding.........      57,327           57,374           56,714          56,512
                                                      =============    =============    =============   =============





                                                                                   2001
                                                      ---------------------------------------------------------------
                                                                           Fiscal Quarter Ended
                                                      ---------------------------------------------------------------
                                                        April 1,          July 1,       September 30,    December 30,
                                                          2001             2001             2001             2001
                                                      -------------    -------------    -------------   -------------
Revenues:
     Company restaurant sales.......................    $160,143         $162,035         $164,238        $164,703
     Franchise income...............................      22,234           23,885           23,787          23,319
                                                      -------------    -------------    -------------   -------------
        Total operating revenues....................     182,377          185,920          188,025         188,022
                                                      -------------    -------------    -------------   -------------
Cost of company restaurant sales:
     Food and beverage..............................      43,305           43,633           44,489          44,550
     Labor..........................................      50,900           51,533           52,864          53,699
     Direct and occupancy...........................      40,759           41,104           41,459          41,643
     Pre-opening expense............................         135              132              632             802
                                                      -------------    -------------    -------------   -------------
        Total cost of company restaurant sales......     135,099          136,402          139,444         140,694
                                                      -------------    -------------    -------------   -------------
General and administrative expenses.................      17,166           18,085           19,197          18,487
Amortization of intangible assets...................       1,463            1,462            1,463           1,463
Loss on disposition of restaurants and equipment....         187              571              329             405
                                                      -------------    -------------    -------------   -------------
Operating earnings..................................      28,462           29,400           27,592          26,973
                                                      -------------    -------------    -------------   -------------
Other income (expense):
     Investment income..............................         357              415              479             399
     Interest expense...............................      (2,357)          (2,043)          (1,831)         (1,225)
     Other income (expense).........................          90              385              322          (5,517)
                                                      -------------    -------------    -------------   -------------
        Total other expense.........................      (1,910)          (1,243)          (1,030)         (6,343)
                                                      -------------    -------------    -------------   -------------
Earnings before income taxes........................      26,552           28,157           26,562          20,630
Income taxes........................................       9,771           10,361            9,776           7,592
                                                      -------------    -------------    -------------   -------------
Net earnings........................................    $ 16,781         $ 17,796         $ 16,786        $ 13,038
                                                      =============    =============    =============   =============

Basic net earnings per common share.................    $   0.30         $   0.32         $   0.30        $   0.23
                                                      =============    =============    =============   =============
Diluted net earnings per common share...............    $   0.30         $   0.31         $   0.30        $   0.23
                                                      =============    =============    =============   =============

Basic weighted average shares outstanding...........      55,674           55,371           55,366          55,636
                                                      =============    =============    =============   =============
Diluted weighted average shares outstanding.........      56,442           56,808           56,820          57,163
                                                      =============    =============    =============   =============


17.      Subsequent Event

On January 20, 2003, we reached an agreement with a franchisee to acquire the operations and assets of 11 Applebee's restaurants located in Illinois, Indiana, Kentucky and Missouri for $23,200,000 in cash at closing, subject to adjustment. The acquisition of the restaurants is anticipated to close late in the first quarter of 2003, subject to obtaining operating licenses and other third-party consents.

                         APPLEBEE'S INTERNATIONAL, INC.
                                  EXHIBIT INDEX

   Exhibit
    Number                           Description of Exhibit
---------------  ---------------------------------------------------------------

       3.1 Certificate of Incorporation, as amended, of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

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

       4.3 Amendment dated December 12, 2002 to Shareholder Rights Plan contained in Rights Agreement dated as of September 7, 1994, between Applebee's International, Inc. and Chemical Bank, as Rights Agent.

       4.4 Certificate of Adjustment of Shareholder Rights Plan contained in Rights Agreement dated as of September 7, 1994, between Applebee's International, Inc. and Chemical Bank, as Rights Agent, as amended (incorporated by reference to Exhibit 4.1 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2002).

       4.5 Certificate of the Voting Powers, Designations, Preferences and Relative Participating, Optional and Other Special Rights and Qualifications of Series A Participating Cumulative Preferred Stock of Applebee's International, Inc. (incorporated by reference to Exhibit 4.2 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 25, 1994).

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

   Exhibit
    Number                           Description of Exhibit
---------------  ---------------------------------------------------------------

       10.4 Form of Applebee's Franchise Agreement (incorporated by reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and
                 Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2001).

       10.5 Schedule of Applebee's Development and Franchise Agreements as of December 29, 2002.

       10.6 Revolving Credit Agreement dated as of November 5, 2001 (incorporated by reference to Exhibit 10.6 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 2001).

       10.7 Asset Purchase Agreement between Applebee's International, Inc. and Apple Capitol Group, LLC dated as of July 16, 2002 (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2002).

       10.8 Assignment Agreement between Lehman Brothers Holdings, Inc. and Applebee's International, Inc. dated as of October 1, 2002 (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2002).

                 Management Contracts and Compensatory Plans or Arrangements

       10.9      1995  Equity  Incentive  Plan,  as  amended   (incorporated  by
                 reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 2001).

       10.10 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.10 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Exhibit
                 10.2 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001 and Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2002).

       10.11 1999 Management and Executive Incentive Plan (incorporated by reference to Exhibit 10.13 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 26, 1999).

       10.12     Nonqualified Deferred Compensation Plan.

       10.13 1999 Employee Incentive Plan, as amended (incorporated by reference to Exhibit 10.11 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 2001).

       10.14 2001 Senior Executive Bonus Plan ___ (incorporated by reference to Exhibit 10.12 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 2001).

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

       10.18     Agreement  Regarding  Employment  (incorporated by reference to
                 Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001).

       10.19 Employment Agreement dated August 7, 2002, with Steven K. Lumpkin (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2002).

       10.20 Memorandum of Understanding dated October 5, 2002 with Louis A. Kaucic.

       10.21     Form of Indemnification Agreement (incorporated by reference to
                 Exhibit 10.29 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 25, 1994).

       10.22     Schedule of parties to Indemnification Agreement.

       10.23 Previous Form of Change in Control Agreement (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 1998) and schedule of parties thereto.

       10.24 Previous Form of Change in Control Agreement (incorporated by reference to Exhibit 10.23 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 27, 1998) and schedule of parties thereto.

       10.25 Current Form of Change in Control Agreement (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2001) and schedule of parties thereto.

       21        Subsidiaries of Applebee's International, Inc.

       23.1      Consent of Deloitte & Touche LLP.

       24        Power of Attorney (see page 29 of the Form 10-K).

       99.1 Certification of Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer.