Form 10-K/A
period 2002-12-29
APPLEBEES INTERNATIONAL INC
filed 2003-03-18
CIK 853665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A
                                    (Amendment 1)

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

                                EXPLANATORY NOTE

THIS AMENDMENT ON FORM 10-K/A IS BEING FILED SOLELY TO REPLACE THE CERTIFICATION OF OUR CHAIRMAN AND CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER FILED
AS EXHIBIT 99.1. ALL OTHER INFORMATION CONTAINED IN OUR ORIGINAL FORM 10-K REMAINS UNCHANGED.



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


By:  /s/   Lloyd L. Hill                           Date:     March 14, 2003
     --------------------------------------             ------------------------
     Lloyd L. Hill
      Director, Chairman of the Board and Chief
     Executive Officer
     (principal executive officer)

By:  /s/   Steven K. Lumpkin                       Date:     March 14, 2003
     --------------------------------------             ------------------------
     Steven K. Lumpkin
     Executive Vice President and Chief
     Financial Officer
     (principal financial officer)

By:  /s/   Beverly O. Elving                       Date:     March 14, 2003
     --------------------------------------             ------------------------
     Beverly O. Elving
     Vice President, Accounting
     (principal accounting officer)

By:  /s/   Erline Belton*                          Date:     March 14, 2003
     --------------------------------------             ------------------------
     Erline Belton
     Director


By:  /s/   Douglas R. Conant*                      Date:     March 14, 2003
     --------------------------------------             ------------------------
     Douglas R. Conant
     Director


By:  /s/   D. Patrick Curran*                      Date:     March 14, 2003
     --------------------------------------             ------------------------
     D. Patrick Curran
     Director


By:  /s/   Eric L. Hansen*                         Date:     March 14, 2003
     --------------------------------------             ------------------------
     Eric L. Hansen
     Director


By:  /s/   Mark S. Hansen*                         Date:     March 14, 2003
     --------------------------------------             ------------------------
     Mark S. Hansen
     Director


By:  /s/   Jack P. Helms*                          Date:     March 14, 2003
     --------------------------------------             ------------------------
     Jack P. Helms
     Director


By:  /s/   Burton M. Sack*                         Date:     March 14, 2003
     --------------------------------------             ------------------------
     Burton M. Sack
     Director

By:  /s/   George D. Shadid*                       Date:     March 14, 2003
     --------------------------------------             ------------------------
     George D. Shadid
     Director

*  Signed under Power of Attorney dated March 14, 2003.

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

       10.14     2001 Senior Executive Bonus Plan (incorporated by reference  to
                 Exhibit 10.12 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 2001).

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