Form 10-Q
period 2003-03-30
APPLEBEES INTERNATIONAL INC
filed 2003-05-01
CIK 853665

18
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 30, 2003
                               -------------------------------------------------

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
              -----------------------------------------------------
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

The number of shares of the registrant's common stock outstanding as of April 24, 2003 was 55,471,691.

                         APPLEBEE'S INTERNATIONAL, INC.
                                    FORM 10-Q
                       FISCAL QUARTER ENDED MARCH 30, 2003
                                      INDEX


                                                                                                               Page

Part I              Financial Information

Item 1.             Consolidated Financial Statements:

                    Consolidated Balance Sheets as of March 30, 2003
                       and December 29, 2002................................................................      3

                    Consolidated Statements of Earnings for the 13 Weeks
                       Ended March 30, 2003 and March 31, 2002..............................................      4

                    Consolidated Statement of Stockholders' Equity for the
                       13 Weeks Ended March 30, 2003........................................................      5

                    Consolidated Statements of Cash Flows for the 13 Weeks
                       Ended March 30, 2003 and March 31, 2002 .............................................      6

                    Notes to Consolidated Financial Statements..............................................      8

Item 2.             Management's Discussion and Analysis of
                       Financial Condition and Results of Operations........................................     13

Item 3.             Quantitative and Qualitative Disclosures About Market Risk..............................     22

Item 4.             Controls and Procedures.................................................................     22



Part II             Other Information

Item 1.             Legal Proceedings.......................................................................     23

Item 6.             Exhibits and Reports on Form 8-K........................................................     23


Signatures .................................................................................................     25

Certifications .............................................................................................     26

Exhibit Index...............................................................................................     28


                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      (in thousands, except share amounts)


                                                                                          March 30,         December 29,
                                                                                            2003               2002
                                                                                        --------------     -------------
                                     ASSETS

Current assets:
     Cash and cash equivalents........................................................   $    9,805         $   15,169
     Short-term investments, at market value (amortized cost of $428 in 2003 and
        $478 in 2002).................................................................          471                503
     Receivables (less allowance for bad debts of $4,309 in 2003 and $4,089 in 2002)..       29,469             26,092
     Receivables related to captive insurance subsidiary..............................       14,031              1,803
     Inventories......................................................................       19,852             11,504
     Prepaid income taxes.............................................................          --               5,002
     Prepaid and other current assets.................................................        7,489              9,506
                                                                                        --------------     -------------
        Total current assets..........................................................       81,117             69,579
Property and equipment, net...........................................................      390,143            383,002
Goodwill..............................................................................      105,326             88,715
Franchise interest and rights, net....................................................        1,385              1,468
Other assets..........................................................................       25,667             23,350
                                                                                        --------------     -------------
                                                                                         $  603,638         $  566,114
                                                                                        ==============     =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt................................................   $      497         $      377
     Accounts payable.................................................................       28,992             27,479
     Accrued expenses and other current liabilities...................................       72,836             82,204
     Accrued liabilities related to captive insurance subsidiary......................       14,009              1,803
     Accrued dividends................................................................          --               3,323
     Accrued income taxes.............................................................        6,809                --
                                                                                        --------------     -------------
        Total current liabilities.....................................................      123,143            115,186
                                                                                        --------------     -------------
Non-current liabilities:
     Long-term debt - less current portion............................................       58,789             52,186
     Other non-current liabilities....................................................        8,163              6,161
                                                                                        --------------     -------------
        Total non-current liabilities.................................................       66,952             58,347
                                                                                        --------------     -------------
        Total liabilities.............................................................      190,095            173,533
                                                                                        --------------     -------------
Commitments and contingencies (Note 3)
Stockholders' equity:
     Preferred stock - par value $0.01 per share:  authorized - 1,000,000 shares;
        no shares issued..............................................................          --                 --
     Common stock - par value $0.01 per share:  authorized - 125,000,000 shares;
        issued - 72,336,788 shares....................................................          723                723
     Additional paid-in capital.......................................................      191,830            187,523
     Retained earnings................................................................      459,223            434,621
     Accumulated other comprehensive income, net of income taxes......................           27                 16
                                                                                        --------------     -------------
                                                                                            651,803            622,883
     Treasury stock - 16,908,555 shares in 2003 and 16,948,371 shares in 2002, at
        cost..........................................................................     (238,260)          (230,302)
                                                                                        --------------     -------------
        Total stockholders' equity....................................................      413,543            392,581
                                                                                        --------------     -------------
                                                                                         $  603,638         $  566,114
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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                    (in thousands, except per share amounts)


                                                                                 13 Weeks Ended
                                                                         --------------------------------
                                                                           March 30,         March 31,
                                                                             2003              2002
                                                                         -------------     -------------
       Revenues:
            Company restaurant sales................................       $ 208,410         $ 174,973
            Franchise royalties and fees............................          27,163            24,840
            Other franchise income..................................           2,641               134
                                                                         -------------     -------------
               Total operating revenues.............................         238,214           199,947
                                                                         -------------     -------------
       Cost of company restaurant sales:
            Food and beverage.......................................          54,846            47,407
            Labor...................................................          68,364            57,457
            Direct and occupancy....................................          50,561            42,872
            Pre-opening expense.....................................             221               335
                                                                         -------------     -------------
               Total cost of company restaurant sales...............         173,992           148,071
                                                                         -------------     -------------
       Cost of other franchise income...............................           2,500                60
       General and administrative expenses..........................          22,620            19,320
       Amortization of intangible assets............................              99               138
       Loss on disposition of restaurants and equipment.............             467               294
                                                                         -------------     -------------
       Operating earnings...........................................          38,536            32,064
                                                                         -------------     -------------
       Other income (expense):
            Investment income.......................................             336               397
            Interest expense........................................            (521)             (633)
            Other income............................................             205               101
                                                                         -------------     -------------
               Total other income (expense).........................              20              (135)
                                                                         -------------     -------------
       Earnings before income taxes.................................          38,556            31,929
       Income taxes.................................................          13,954            11,654
                                                                         -------------     -------------
       Net earnings.................................................       $  24,602         $  20,275
                                                                         =============     =============

       Basic net earnings per common share..........................       $    0.45         $    0.36
                                                                         =============     =============
       Diluted net earnings per common share........................       $    0.43         $    0.35
                                                                         =============     =============

       Basic weighted average shares outstanding....................          55,272            55,878
                                                                         =============     =============
       Diluted weighted average shares outstanding..................          56,677            57,327
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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                      (in thousands, except share amounts)



                                                                                       Accumulated
                                           Common Stock        Additional                 Other                        Total
                                    -------------------------   Paid-In     Retained  Comprehensive   Treasury     Stockholders'
                                       Shares       Amount      Capital     Earnings  Income (Loss)     Stock         Equity
                                    -------------- ---------- ------------ ---------- ------------- ------------ ----------------

Balance, December 29, 2002........    72,336,788     $ 723     $ 187,523    $434,621     $     16    $(230,302)     $ 392,581

   Comprehensive income:
     Net earnings.................         --          --           --        24,602           --         --           24,602
     Change in unrealized gain on
       short-term investments,
       net of income taxes........         --          --           --          --             11         --               11
                                    -------------- ---------- ------------ ---------- ------------- ------------ ----------------

   Total comprehensive income.....         --          --           --        24,602           11         --           24,613
                                    -------------- ---------- ------------ ---------- ------------- ------------ ----------------

   Purchases of treasury stock....         --          --           --          --             --      (13,282)       (13,282)
   Stock options exercised and
     related tax benefit..........         --          --          3,477        --             --        4,019          7,496
   Shares issued under employee
     stock and 401(k) plans.......         --          --          1,116        --             --          736          1,852
   Restricted shares awarded
     under equity incentive plan..         --          --           (540)       --             --          569             29
   Unearned compensation relating
     to restricted shares.........         --          --            254        --             --         --              254
                                    -------------- ---------- ------------ ---------- ------------- ------------ ----------------

Balance, March 30, 2003...........    72,336,788     $ 723     $ 191,830    $459,223     $     27    $(238,260)     $ 413,543
                                    ============== ========== ============ ========== ============= ============ ================






                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                                            13 Weeks Ended
                                                                                    --------------------------------
                                                                                      March 30,          March 31,
                                                                                        2003               2002
                                                                                    --------------     -------------
       CASH FLOWS FROM OPERATING ACTIVITIES:
            Net earnings.......................................................       $  24,602          $  20,275
            Adjustments to reconcile net earnings to net
               cash provided by operating activities:
               Depreciation and amortization...................................           9,940              8,381
               Amortization of intangible assets...............................              99                138
               Amortization of deferred financing costs........................              48                 48
               Deferred income tax provision...................................             287                873
               Loss on disposition of restaurants and equipment................             467                294
               Income tax benefit from exercise of stock options...............           2,154                665
            Changes in assets and liabilities (exclusive of effects of acquisition):
               Receivables.....................................................          (3,022)              (254)
               Receivables related to captive insurance subsidiary.............         (12,228)               --
               Inventories.....................................................          (8,154)            (1,846)
               Prepaid income taxes............................................           5,002                --
               Prepaid and other current assets................................           1,201              1,760
               Accounts payable................................................           1,513              1,462
               Accrued expenses and other current liabilities..................          (9,082)           (11,566)
               Accrued liabilities related to captive insurance subsidiary.....          12,206                --
               Accrued income taxes............................................           6,809              7,007
               Other...........................................................            (610)               157
                                                                                    --------------     -------------
               NET CASH PROVIDED BY OPERATING ACTIVITIES.......................          31,232             27,394
                                                                                    --------------     -------------
       CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchases of property and equipment................................         (10,215)           (10,972)
            Acquisition of restaurants.........................................         (20,758)               --
            Purchases of short-term investments................................             --                 (50)
            Maturities and sales of short-term investments.....................              50                250
                                                                                    --------------     -------------
               NET CASH USED BY INVESTING ACTIVITIES...........................         (30,923)           (10,772)
                                                                                    --------------     -------------
       CASH FLOWS FROM FINANCING ACTIVITIES:
            Purchases of treasury stock........................................         (13,282)            (8,324)
            Dividends paid.....................................................          (3,323)            (2,977)
            Issuance of common stock upon exercise of stock options............           5,342              1,967
            Shares sold under employee stock purchase plan.....................             590                399
            Net proceeds from issuance of long-term debt.......................           5,000                --
            Proceeds from issuance of notes payable............................             --                 500
            Net payments on long-term debt.....................................             --             (20,000)
                                                                                    --------------     -------------
               NET CASH USED BY FINANCING ACTIVITIES...........................          (5,673)           (28,435)
                                                                                    --------------     -------------
       NET DECREASE IN CASH AND CASH EQUIVALENTS...............................          (5,364)           (11,813)
       CASH AND CASH EQUIVALENTS, beginning of period..........................          15,169             22,048
                                                                                    --------------     -------------
       CASH AND CASH EQUIVALENTS, end of period................................       $   9,805          $  10,235
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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                   (Unaudited)
                                 (in thousands)


                                                                                           13 Weeks Ended
                                                                                 ------------------------------------
                                                                                    March 30,           March 31,
                                                                                      2003                2002
                                                                                 ----------------    ----------------

Supplemental disclosures of cash flow information:
     Cash paid during the 13 week period for:
       Income taxes........................................................         $       201         $       203
                                                                                 ================    ================
       Interest............................................................         $       306         $       463
                                                                                 ================    ================

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

We issued restricted common stock of $1,666,000 and $256,000 for the thirteen weeks ended March 30, 2003 and March 31, 2002, respectively.

On March 24, 2003, we assumed a loan of approximately $1,400,000 in connection with the acquisition of 11 restaurants.


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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Basis of Presentation

Our consolidated financial statements included in this Form 10-Q have been prepared without audit (except that the balance sheet information as of December 29, 2002 has been derived from consolidated financial statements which were audited) in accordance with the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, we believe that the disclosures are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2002.

We believe that all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

We have made certain reclassifications to the consolidated financial statements to conform to the 2003 presentation.

2.  Stock-Based Compensation

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


                                                                             13 Weeks Ended
                                                                   ----------------------------------
                                                                      March 30,         March 31,
                                                                        2003              2002
                                                                   ----------------  ----------------
Net earnings, as reported........................................    $     24,602      $     20,275

Less: Total stock-based employee compensation expense
    determined under fair value based methods for all
    awards, net of related taxes.................................           2,363               998
                                                                   ----------------  ----------------

Pro forma net earnings...........................................    $     22,239      $     19,277
                                                                   ================  ================

Basic net earnings per common share, as reported.................    $       0.45      $       0.36
                                                                   ================  ================
Basic net earnings per common share, pro forma...................    $       0.40      $       0.34
                                                                   ================  ================

Diluted net earnings per common share, as reported...............    $       0.43      $       0.35
                                                                   ================  ================
Diluted net earnings per common share, pro forma.................    $       0.39      $       0.34
                                                                   ================  ================

3.  Commitments and Contingencies

Litigation, claims and disputes: We are involved in various legal actions which include, without limitation, employment law related matters, dram shop claims, personal injury claims and other such normal restaurant operational matters. In each instance, we believe that we have meritorious defenses to the allegations made and we are vigorously defending these claims.

While the resolution of the matters described above may have an impact on our financial results for the period in which they are resolved, we believe that the ultimate disposition of these matters will not, individually or in the aggregate, have a material adverse effect upon our business or consolidated financial position.

Lease guarantees: In connection with the sale of restaurants to franchisees and other parties, we have, in certain cases, remained contingently liable for the remaining lease payments. As of March 30, 2003, the aggregate amount of these lease payments totaled approximately $23,900,000. These leases expire at various times throughout the next several years with the final lease agreement expiring in 2018. The buyers have indemnified us from any losses related to these guarantees. We have not recorded a liability as of March 30, 2003 or December 29, 2002.

Severance agreements: We have severance and employment agreements with certain officers providing for severance payments to be made in the event the employee resigns or is terminated related to a change in control. The agreements define the circumstances which will constitute a change in control. If the severance payments had been due as of March 30, 2003, we would have been required to make payments totaling approximately $9,400,000. In addition, we have severance and employment agreements with certain officers which contain severance provisions not related to a change in control. Those provisions would have required aggregate payments of approximately $5,800,000 if such officers had been terminated as of March 30, 2003.

4.  Earnings Per Share

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

                                                                               13 Weeks Ended
                                                                ----------------------------------------------
                                                                      March 30,               March 31,
                                                                        2003                    2002
                                                                ----------------------  ----------------------
      Net earnings............................................      $     24,602            $     20,275
                                                                ======================  ======================

      Basic weighted average shares outstanding...............            55,272                  55,878
      Dilutive effect of stock options and
           equity-based compensation..........................             1,405                   1,449
                                                                ----------------------   ----------------------
      Diluted weighted average shares outstanding.............            56,677                  57,327
                                                                ======================  ======================

      Basic net earnings per common share.....................      $       0.45            $       0.36
                                                                ======================  ======================
      Diluted net earnings per common share...................      $       0.43            $       0.35
                                                                ======================  ======================

5.  Goodwill and Other Intangible Assets

Changes in goodwill are summarized below (in thousands):

                                                                      March 30,             December 29,
                                                                        2003                    2002
                                                                ----------------------  ----------------------
      Carrying amount, beginning of the year..................      $     88,715            $     78,614
      Goodwill acquired during the period.....................            16,611                  10,101
                                                                ----------------------  ----------------------
                                                                    $    105,326            $     88,715
                                                                ======================  ======================


Intangible assets subject to amortization pursuant to SFAS No. 142 consist of franchise interest and rights and are summarized below (in thousands):


                                                                 March 30,              December 29,
                                                                   2003                     2002
                                                            --------------------     -------------------
Gross carrying amount..................................       $      6,371             $       6,371
Less, accumulated amortization.........................              4,986                     4,903
                                                            --------------------     -------------------
Net....................................................       $      1,385             $       1,468
                                                            ====================     ===================

We expect annual amortization expense for all intangible assets for the next five fiscal years to range from approximately $280,000 to $380,000.

6.  Captive Insurance Subsidiary

On September 20, 2002, we formed Neighborhood Insurance, Inc., a Vermont corporation and a wholly-owned subsidiary, as a captive insurance company. Neighborhood Insurance, Inc. was established to provide Applebee's International, Inc. and qualified franchisees with workers' compensation and general liability insurance. Applebee's International, Inc. and covered franchisees make premium payments to the captive insurance company which pays administrative fees and insurance claims, subject to individual and aggregate maximum claim limits under the captive insurance company's reinsurance policies. Franchisee premium amounts billed by the captive insurance company were established based upon third-party actuarial estimates of settlement costs for incurred claims and administrative fees. The franchisee premiums are included in other franchise income ratably over the policy year. The related offsetting expenses are included in cost of other franchise income. Accordingly, we do not expect franchisee participation in the captive insurance company to have an impact on our net earnings. We have recognized approximately $2,400,000 in both revenues and expenses in the consolidated statements of earnings for the thirteen weeks ended March 30, 2003. Our third-party administrator is currently holding the cash received from franchisees and will remit the cash to our captive insurance company, as collected, once certain agreements have been finalized. A portion of these cash receipts will be restricted to the payment of insurance claims and fees.

7.  New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized only when the liability is incurred and measured at fair value. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The initial adoption of this Statement did not have a material impact on our results of operations or financial position.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 supersedes Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," and provides guidance to guarantors on the recognition and disclosure concerning obligations under certain guarantees in interim and annual financial statements. The initial recognition and measurement provisions of Interpretation No. 45 are effective for guarantees issued or modified after December 31, 2002, and are to be applied prospectively. The disclosure requirements were effective for financial statements for interim or annual periods ending after December 15, 2002. We adopted the initial recognition provisions of Interpretation No. 45 in January of 2003. The initial adoption of Interpretation No. 45 did not have a material impact on our results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This Statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in annual and interim financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions of this Statement were effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We have adopted the disclosure provisions of SFAS No. 148.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." This Interpretation provides clarification on the consolidation of certain entities in which equity investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Such entities are defined as variable interest entities ("VIEs"). This Interpretation requires that VIEs be consolidated by the entity considered to be the primary beneficiary of the VIE. The Interpretation is effective immediately for newly created VIEs after January 31, 2003 and effective in the second quarter 2003 for any VIEs created prior to February 1, 2003. We have evaluated our relationships with potential unconsolidated entities which may meet the consolidation requirements of this Interpretation, and we do not believe the adoption will have a material impact on our consolidated financial statements.

8.  Acquisitions

On November 7, 2002, we acquired the operations and assets of 21 Applebee's restaurants located in the Washington, D.C. area from a franchisee. Under the terms of the purchase agreement and the agreement with the franchisee's secured lender, the total purchase price of the acquisition was $34,250,000. The agreement also provides for additional consideration in July 2004 if the restaurants achieve cash flows in excess of historical levels. Our financial statements reflect the results of operations for these restaurants subsequent to the date of acquisition. The purchase price of $34,250,000 has been allocated to the fair value of property and equipment of $25,200,000, goodwill of $10,100,000 and other net current liabilities of $1,050,000.

On March 24, 2003, we acquired the operations and assets of 11 Applebee's restaurants located in Illinois, Indiana, Kentucky and Missouri for $21,800,000 in cash and $1,400,000 in assumed debt from a franchisee. The total cash payment includes $20,800,000 paid at closing, approximately $200,000 paid as a deposit in fiscal 2002 and approximately $800,000 to be paid when certain contractual conditions have been met. Our financial statements reflect the results of operations for these restaurants subsequent to the date of acquisition. The purchase price of $23,200,000 has been allocated to the fair value of property and equipment of $7,900,000, goodwill of $16,600,000, and other net liabilities of $1,300,000.

Actual company restaurant sales included in our consolidated financial statements for these restaurants were approximately $12,000,000 for the thirteen weeks ended March 30, 2003. Company restaurant sales for these restaurants would have been approximately $18,000,000 and $16,700,000 for the thirteen weeks ended March 30, 2003 and March 31, 2002, respectively, had the acquisitions occurred at the beginning of each respective period.

9.  Subsequent Event

On April 8, 2003, we announced that we have entered into an agreement to sell eight company-owned restaurants in the Atlanta, Georgia market to an affiliate of an existing franchisee for $8,000,000, subject to adjustment. The sale of these restaurants is expected to close late in the second quarter of 2003, subject to customary due diligence and third party approvals. We do not expect this transaction to have a significant impact on our net earnings for fiscal 2003, and no significant gain or loss on the sale is anticipated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Our revenues are generated from three primary sources:

o  Company restaurant sales (food and beverage sales)
o  Franchise royalties and fees
o  Other franchise income

Beverage sales include sales of alcoholic beverages, while non-alcoholic beverages are included in food sales. Franchise royalties are generally 4% of each franchise restaurant's monthly gross sales. Franchise fees typically range from $30,000 to $35,000 for each restaurant opened. Other franchise income includes insurance premiums from franchisee participation in our captive insurance company and revenue from information technology products and services provided to certain franchisees.

Certain expenses relate only to company operated restaurants. These include:

o Food and beverage costs
o Labor costs
o Direct and occupancy costs
o Pre-opening expenses

Cost of other franchise income includes the costs related to franchisee participation in our captive insurance company and costs related to information technology products and services provided to certain franchisees.

Other expenses, such as general and administrative and amortization expenses, relate to both company operated restaurants and franchise operations.

On September 20, 2002, we formed Neighborhood Insurance, Inc., a Vermont corporation and a wholly-owned subsidiary, as a captive insurance company. Neighborhood Insurance, Inc. was established to provide Applebee's International, Inc. and qualified franchisees with workers' compensation and general liability insurance. Applebee's International, Inc. and covered franchisees make premium payments to the captive insurance company which pays administrative fees and insurance claims, subject to individual and aggregate maximum claim limits under the captive insurance company's reinsurance policies. Franchisee premium amounts billed by the captive insurance company were established based upon third-party actuarial estimates of settlement costs for incurred claims and administrative fees. The franchisee premiums are included in other franchise income ratably over the policy year. The related offsetting expenses are included in cost of other franchise income. Accordingly, we do not expect franchisee participation in the captive insurance company to have an impact on our net earnings. We have recognized approximately $2,400,000 in both revenues and expenses in the consolidated statements of earnings for the thirteen weeks ended March 30, 2003. Our third-party administrator is currently holding the cash received from franchisees and will remit the cash to our captive insurance company, as collected, once certain agreements have been finalized. A portion of these cash receipts will be restricted to the payment of insurance claims and fees.

We operate on a 52 or 53 week fiscal year ending on the last Sunday in December. Our fiscal quarters ended March 30, 2003 and March 31, 2002 each contained 13 weeks and are referred to hereafter as the "2003 quarter" and the "2002 quarter," respectively.

Application of Critical Accounting Policies

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which were prepared in accordance with accounting principles generally accepted in the United States of America. These principles require us to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and notes thereto. Actual results may differ from these estimates, and such differences may be material to the consolidated financial statements. We believe that the following significant accounting policies involve a higher degree of judgement or complexity (see Note 2 of our Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 29, 2002 for a complete discussion of our significant accounting policies).

Franchise revenues: Franchise revenues consist of franchise royalties, franchise fees and other franchise income. We recognize royalties on a franchisee's sales in the period in which the sales occur. We also receive a franchise fee for each restaurant that a franchisee opens. Franchise fees are deferred until we have performed substantially all of our related obligations as franchisor, typically when the restaurant opens. Other franchise income includes insurance premiums from franchisee participation in our captive insurance company and revenue from information technology products and services provided to certain franchisees.

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

Legal and insurance reserves: We are periodically involved in various legal actions. We are required to assess the probability of any adverse judgments as well as the potential range of loss. We determine the required accruals after a review of the facts of each legal action.

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

Acquisitions

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

On March 24, 2003, we acquired the operations and assets of 11 Applebee's restaurants located in Illinois, Indiana, Kentucky and Missouri for $21,800,000 in cash and $1,400,000 in assumed debt from a franchisee. Our financial statements reflect the results of operations for these restaurants subsequent to the date of acquisition.

Actual company restaurant sales included in our consolidated financial statements for these restaurants were approximately $12,000,000 for the thirteen weeks ended March 30, 2003. Company restaurant sales for these restaurants would have been approximately $18,000,000 and $16,700,000 for the thirteen weeks ended March 30, 2003 and March 31, 2002, respectively, had the acquisitions occurred at the beginning of each respective period.

Results of Operations

The  following  table  contains   information   derived  from  our  consolidated
statements of earnings expressed as a percentage of total operating revenues, except where otherwise noted. Percentages may not add due to rounding.


                                                                                    13 Weeks Ended
                                                                           ----------------------------------
                                                                              March 30,         March 31,
                                                                                2003              2002
                                                                           ---------------   ---------------
        Revenues:
             Company restaurant sales....................................         87.5%             87.5%
             Franchise royalties and fees................................         11.4              12.4
             Other franchise income......................................          1.1               0.1
                                                                           ---------------   ---------------
                Total operating revenues.................................        100.0%            100.0%
                                                                           ===============   ===============
        Cost of sales (as a percentage of company restaurant sales):
             Food and beverage...........................................         26.3%             27.1%
             Labor.......................................................         32.8              32.8
             Direct and occupancy........................................         24.3              24.5
             Pre-opening expense.........................................          0.1               0.2
                                                                           ---------------   ---------------
                Total cost of sales......................................         83.5%             84.6%
                                                                           ===============   ===============

        Cost of other franchise income (as a percentage of other
             franchise income)...........................................         94.7%             44.8%
        General and administrative expenses..............................          9.5               9.7
        Amortization of intangible assets................................          --                0.1
        Loss on disposition of restaurants and equipment.................          0.2               0.1
                                                                           ---------------   ---------------
        Operating earnings...............................................         16.2              16.0
                                                                           ---------------   ---------------
        Other income (expense):
             Investment income...........................................          0.1               0.2
             Interest expense............................................         (0.2)             (0.3)
             Other income................................................          0.1               0.1
                                                                           ---------------   ---------------
                Total other income (expense).............................          --               (0.1)
                                                                           ---------------   ---------------
        Earnings before income taxes.....................................         16.2              16.0
        Income taxes.....................................................          5.9               5.8
                                                                           ---------------   ---------------
        Net earnings.....................................................         10.3%             10.1%
                                                                           ===============   ===============

The following table sets forth certain unaudited financial information and other restaurant data relating to company and franchise restaurants, as reported to us by franchisees:


                                                                                        13 Weeks Ended
                                                                           -----------------------------------------
                                                                                March 30,              March 31,
                                                                                  2003                   2002
                                                                           -------------------    -------------------
   Number of restaurants:
        Company:
            Beginning of period........................................               357                    310
            Restaurant openings........................................                 3                      4
            Restaurants acquired from franchisees......................                11                    --
                                                                           -------------------    -------------------
            End of period..............................................               371                    314
                                                                           -------------------    -------------------
        Franchise:
            Beginning of period........................................             1,139                  1,082
            Restaurant openings........................................                16                      9
            Restaurant closings........................................                (2)                    (1)
            Restaurants acquired from franchisees......................               (11)                    --
                                                                           -------------------    -------------------
            End of period..............................................             1,142                  1,090
                                                                           -------------------    -------------------
        Total:
            Beginning of period........................................             1,496                  1,392
            Restaurant openings........................................                19                     13
            Restaurant closings........................................                (2)                    (1)
                                                                           -------------------    -------------------
            End of period..............................................             1,513                  1,404
                                                                           ===================    ===================
   Weighted average weekly sales per restaurant:
            Company....................................................       $    44,666           $     43,235
            Franchise..................................................       $    45,424           $     44,088
            Total......................................................       $    45,243           $     43,897
   Change in comparable restaurant sales:(1)
            Company....................................................               4.6%                   1.5%
            Franchise..................................................               2.9%                   4.1%
            Total......................................................               3.3%                   3.5%

   Total system sales (in thousands)...................................       $   884,722           $    795,065




--------
(1) When computing comparable restaurant sales, restaurants open for at least 18 months are compared from period to period.

Company Restaurant Sales. Total company restaurant sales increased $33,437,000 (19%) from $174,973,000 in the 2002 quarter to $208,410,000 in the 2003 quarter.
Company restaurant openings contributed approximately 8% of the 19% increase in total company restaurant sales. The remaining increase was due to the acquisitions of 21 franchise restaurants in the Washington, D.C. area in November 2002 and 11 restaurants in Illinois, Indiana, Kentucky and Missouri in late March 2003 as well as increases in weighted average weekly sales.

Comparable restaurant sales at company restaurants increased by 4.6% in the 2003 quarter. Weighted average weekly sales at company restaurants increased 3.3% from $43,235 in the 2002 quarter to $44,666 in the 2003 quarter. These increases were due primarily to increases in guest traffic and in the average guest check resulting from our food promotions. In addition, a portion of the increase resulted from the implementation of our To Go initiative and menu price increases of approximately 1.5% in the 2003 quarter. To Go sales mix increased from 4.5% of company restaurant sales in the 2002 quarter to 6.8% of company restaurant sales in the 2003 quarter.

Franchise Royalties and Fees. Franchise royalties and fees increased $2,323,000 (9%) from $24,840,000 in the 2002 quarter to $27,163,000 in the 2003 quarter.
The increased number of franchise restaurants operating during the 2003 quarter as compared to the 2002 quarter contributed approximately 6% of the 9% total increase in franchise royalties and fees, net of our restaurant acquisitions. The remaining increase was due primarily to increases in weighted average weekly sales. Comparable restaurant sales and weighted average weekly sales for franchise restaurants increased 2.9% and 3.0%, respectively, in the 2003 quarter.

Other Franchise Income. Other franchise income increased from $134,000 in the 2002 quarter to $2,641,000 in the 2003 quarter due primarily to revenues recognized related to the franchisee premium amounts billed by the captive insurance company which was formed in September 2002. Franchisee premiums are included in other franchise income ratably over the policy year.

Cost of Company Restaurant Sales. Food and beverage costs decreased from 27.1% in the 2002 quarter to 26.3% in the 2003 quarter, due primarily to lower beef usage related to our menu promotions and operational improvements resulting from our supply chain management initiatives.

Labor costs were 32.8% in both the 2002 quarter and the 2003 quarter. The 2003 quarter was favorably impacted by lower incentive compensation which was offset by higher workers' compensation and health insurance costs.

Direct and occupancy costs decreased from 24.5% in the 2002 quarter to 24.3% in the 2003 quarter due primarily to a decrease in advertising costs, as a percentage of sales, which was partially offset by higher packaging costs relating to our To Go initiative.

Cost of Other Franchise Income. Cost of other franchise income increased from $60,000 in the 2002 quarter to $2,500,000 in the 2003 quarter due primarily to the costs related to the operation of our captive insurance company which was formed in September 2002.

General and Administrative Expenses. General and administrative expenses decreased in the 2003 quarter to 9.5% from 9.7% in the 2002 quarter, due primarily to lower legal fees and expenses during the 2003 quarter and the absorption of general and administrative expenses over a larger revenue base.

Income Taxes. The effective income tax rate, as a percentage of earnings before income taxes, decreased from 36.5% in the 2002 quarter to 36.2% in the 2003 quarter due to lower state and local income taxes.

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

Capital expenditures were $64,874,000 in fiscal year 2002 (excluding $34,250,000 related to the acquisition of 21 restaurants in the Washington, D.C. area) and $10,215,000 in the 2003 quarter (excluding the acquisition of 11 restaurants on March 24, 2003). We currently expect to open approximately 25 company restaurants, and capital expenditures excluding acquisitions are expected to be between $65,000,000 and $75,000,000 in 2003. These expenditures will primarily be for the development of new restaurants, refurbishment and capital replacement for existing restaurants, and the enhancement of information systems. Because we expect to continue to purchase a portion of our sites, the amount of actual capital expenditures will be dependent upon, among other things, the proportion of leased versus owned properties. In addition, if we open more restaurants than we currently anticipate or acquire additional restaurants, our capital requirements will increase accordingly.

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

On March 24, 2003, we acquired the operations and assets of 11 Applebee's restaurants located in Illinois, Indiana, Kentucky and Missouri for $21,800,000 in cash and $1,400,000 in assumed debt from a franchisee. The total cash payment includes $20,800,000 paid at closing, approximately $200,000 paid as a deposit in fiscal 2002 and approximately $800,000 to be paid when certain contractual conditions have been met. Our financial statements reflect the results of operations for these restaurants subsequent to the date of acquisition.

Our bank credit agreement provides for a $150,000,000 three-year unsecured revolving credit facility, of which $25,000,000 may be used for the issuance of letters of credit. The facility is subject to various covenants and restrictions which, among other things, require the maintenance of stipulated fixed charge, leverage and indebtedness to capitalization ratios, as defined, and limit additional indebtedness and capital expenditures in excess of specified amounts. Cash dividends are limited to $10,000,000 annually. The facility is subject to standard other terms, conditions, covenants, and fees. We are currently in compliance with the covenants contained in our credit agreement. As of March 30, 2003, we had borrowings of $53,000,000 and standby letters of credit of $9,116,000 outstanding under our revolving credit facility. We also had a standby letter of credit for $827,000 outstanding with another financial institution.

In May 2002, our Board of Directors authorized an additional repurchase of $75,000,000 of our common stock through May 2005. During the 2003 quarter, we repurchased 545,000 shares at an average cost of $24.37 for an aggregate cost of $13,300,000. As of March 30, 2003, we had $56,200,000 remaining under the 2002 authorization.

As of March 30, 2003, our liquid assets totaled $10,276,000. These assets consisted of cash and cash equivalents in the amount of $9,805,000 and short-term investments in the amount of $471,000. The working capital deficit decreased from $45,607,000 as of December 29, 2002 to $42,026,000 as of March 30, 2003. This decrease was due primarily to the redemption of gift certificates in the 2003 quarter sold in 2002 and were partially offset by decreases in cash and cash equivalents due to the acquisition of 11 restaurants in Illinois, Indiana, Kentucky and Missouri and repurchases of our common stock.

We believe that our liquid assets and cash generated from operations, combined with borrowings available under our credit facilities, will provide sufficient funds for our operating, capital and other requirements for the foreseeable future.

The following table shows our debt amortization schedule, our future capital lease commitments (including principal and interest payments) and our future operating lease commitments as of March 30, 2003 (in thousands):


                                                                    Payments due by period
                                             -----------------------------------------------------------------------
                 Certain                                     Less than 1       1-3          3-5       More than 5
         Contractual Obligations                 Total          year          years        years         years
-------------------------------------------  -------------- ------------- ------------- ----------- ----------------
Long-term Debt (excluding capital
       lease obligations)................      $   55,053      $     441     $  53,235    $    173     $   1,204
Capital Lease Obligations................      $   10,363      $     722     $   1,542    $  1,625     $   6,474
Operating Leases.........................      $  216,362      $  18,292     $  34,411    $ 32,874     $ 130,785


In addition, we have outstanding lease guarantees of approximately $23,900,000 as of March 30, 2003 (see Note 3 to our Consolidated Financial Statements).

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

New Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized only when the liability is incurred and measured at fair value. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The initial adoption of this Statement did not have a material impact on our results of operations or financial position.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 supersedes Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," and provides guidance to guarantors on the recognition and disclosure concerning obligations under certain guarantees in interim and annual financial statements. The initial recognition and measurement provisions of Interpretation No. 45 are effective for guarantees issued or modified after December 31, 2002, and are to be applied prospectively. The disclosure requirements were effective for financial statements for interim or annual periods ending after December 15, 2002. We adopted the initial recognition provisions of Interpretation No. 45 in January of 2003. The initial adoption of Interpretation No. 45 did not have a material impact on our results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This Statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in annual and interim financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions of this Statement were effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We have adopted the disclosure provisions of SFAS No. 148.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." This Interpretation provides clarification on the consolidation of certain entities in which equity investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Such entities are defined as variable interest entities ("VIEs"). This Interpretation requires that VIEs be consolidated by the entity considered to be the primary beneficiary of the VIE. The Interpretation is effective immediately for newly created VIEs after January 31, 2003 and effective in the second quarter 2003 for any VIEs created prior to February 1, 2003. We have evaluated our relationships with potential unconsolidated entities which may meet the consolidation requirements of this Interpretation, and we do not believe the adoption will have a material impact on our consolidated financial statements.

Forward-Looking Statements

The statements contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section regarding restaurant development, capital expenditures and financial commitments are forward-looking and based on current expectations. There are several risks and uncertainties that could cause actual results to differ materially from those described. These risks include but are not limited to our ability and the ability of our franchisees to open and operate additional restaurants profitably, the ability of our franchisees to obtain financing, the continued growth of our franchisees, our ability to attract and retain qualified franchisees, the impact of intense competition in the casual dining segment of the restaurant industry, and our ability to control restaurant operating costs which are impacted by market changes, minimum wage and other employment laws, food costs and inflation. For a more detailed discussion of the principal factors that could cause actual results to be materially different, you should read our current report on Form 8-K which we filed with the Securities and Exchange Commission on February 12, 2003. We disclaim any obligation to update forward-looking statements.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from fluctuations in interest rates and changes in commodity prices. Our revolving credit facility bears interest at either the bank's prime rate or LIBOR plus 1.0%, at our option. As of March 30, 2003, the total amount of debt subject to interest rate fluctuations was $53,000,000 which was outstanding on our revolving credit facility. A 1% change in interest rates would result in an increase or decrease in interest expense of $530,000 per year. We may from time to time enter into interest rate swap agreements to manage the impact of interest rate changes on our earnings. Many of the food products we purchase are subject to price volatility due to factors that are outside of our control such as weather and seasonality. As part of our strategy to moderate this volatility, we have entered into fixed price purchase commitments.

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

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

We are involved in various legal actions which include, without limitation, employment law related matters, dram shop claims, personal injury claims and other such normal restaurant operational matters. In each instance, we believe that we have meritorious defenses to the allegations made and we are vigorously defending these claims.

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

            (b) We filed a report on Form 8-K on January 8, 2003 announcing the approval by our Board of Directors of an amendment of our Shareholder Rights Plan.

                  We  furnished  a  report  on  Form  8-K on  January  10,  2003
                  announcing   our   presentation   at  the  SG  Cowen  Consumer
                  Conference.

                  We filed a report on Form 8-K on January 13, 2003 reporting December comparable sales and updating fourth quarter earnings guidance and our 2003 outlook.

                  We filed a report on Form 8-K on January 23, 2003 announcing an agreement to acquire 11 franchise restaurants.

                  We filed a report on Form 8-K on January 28, 2003 reporting January comparable sales and announcing the webcast of our fourth quarter earnings conference call over the Internet.

                  We filed a report on Form 8-K on February 12, 2003 reporting fourth quarter earnings per share and full year 2002 earnings per share.

                  We filed a report on Form 8-K on February 12, 2003 in accordance with the Private Securities Litigation Reform Act of 1995 as it relates to a safe harbor for companies making forward-looking statements. The factors listed in the report are important factors that could cause actual results to differ materially from those we project in forward-looking statements.

                  We furnished a report on Form 8-K on February 21, 2003 announcing our presentation at the Bear Stearns Ninth Annual Retail, Restaurants & Apparel Conference.

                  We filed a report on Form 8-K on February 25, 2003 reporting February comparable sales.

                  We furnished a report on Form 8-K on February 28, 2003 announcing our presentation at the Raymond James Institutional Investors Conference.

                  We filed a report on Form 8-K on March 25, 2003 announcing the completion of our acquisition of 11 franchise restaurants.

                  We furnished a report on Form 8-K on March 28, 2003 announcing our presentation at the Banc of America Securities Consumer Conference.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    APPLEBEE'S INTERNATIONAL, INC.
                                    (Registrant)



Date:  April 30, 2003               By:  /s/    Lloyd L. Hill
     --------------------              ---------------------------------------
                                       Lloyd L. Hill
                                       Chairman and Chief Executive Officer
                                       (principal executive officer)

Date:  April 30, 2003               By:  /s/    Steven K. Lumpkin
     --------------------              ---------------------------------------
                                       Steven K. Lumpkin
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (principal financial officer)

Date:  April 30, 2003               By:  /s/    Beverly O. Elving
     --------------------              ---------------------------------------
                                       Beverly O. Elving
                                       Vice President, Accounting
                                       (principal accounting officer)

                            CERTIFICATION PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Lloyd L. Hill, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Applebee's International, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 30, 2003                By:  /s/    Lloyd L. Hill
     --------------------              ---------------------------------------
                                       Lloyd L. Hill
                                       Chairman and Chief Executive Officer
                                       (principal executive officer)

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Steven K. Lumpkin, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Applebee's International, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 30, 2003                By:  /s/    Steven K. Lumpkin
     ---------------------             ---------------------------------------
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