Form 10-Q
period 2003-06-29
APPLEBEES INTERNATIONAL INC
filed 2003-07-31
CIK 853665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 29, 2003
                              --------------------------------------------------

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

          4551 W. 107th Street, Suite 100, Overland Park, Kansas 66207
--------------------------------------------------------------------------------
              (Address of principal executive offices and zip code)

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

The number of shares of the registrant's common stock outstanding as of July 24, 2003 was 55,838,740.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                       FISCAL QUARTER ENDED JUNE 29, 2003
                                      INDEX


                                                                                                               Page
Part I              Financial Information

Item 1.             Consolidated Financial Statements:

                    Consolidated Balance Sheets as of June 29, 2003
                       and December 29, 2002................................................................      3

                    Consolidated Statements of Earnings for the 13 Weeks and 26 Weeks
                       Ended June 29, 2003 and June 30, 2002................................................      4

                    Consolidated Statement of Stockholders' Equity for the
                       26 Weeks Ended June 29, 2003.........................................................      5

                    Consolidated Statements of Cash Flows for the 26 Weeks
                       Ended June 29, 2003 and June 30, 2002 ...............................................      6

                    Notes to Consolidated Financial Statements..............................................      8

Item 2.             Management's Discussion and Analysis of
                       Financial Condition and Results of Operations........................................     14

Item 3.             Quantitative and Qualitative Disclosures About Market Risk..............................     23

Item 4.             Controls and Procedures.................................................................     24


Part II             Other Information

Item 1.             Legal Proceedings.......................................................................     25

Item 4.             Submission of Matters to a Vote of Security Holders.....................................     25

Item 6.             Exhibits and Reports on Form 8-K........................................................     26

Signatures .................................................................................................     27

Exhibit Index...............................................................................................     28




                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      (in thousands, except share amounts)


                                                                                             June 29,           December 29,
                                                                                               2003                 2002
                                                                                          ----------------     ---------------

                                       ASSETS
Current assets:
     Cash and cash equivalents........................................................      $     4,535          $    15,169
     Short-term investments, at market value (amortized cost of $478 in 2002).........               26                  503
     Receivables (less allowance for bad debts of $3,955 in 2003 and $4,089 in 2002)..           31,824               26,092
     Receivables related to captive insurance subsidiary..............................            6,162                1,803
     Inventories......................................................................           19,717               11,504
     Prepaid income taxes.............................................................            3,122                5,002
     Prepaid and other current assets.................................................            8,976                9,506
                                                                                          ----------------     ---------------
         Total current assets.........................................................           74,362               69,579
Property and equipment, net...........................................................          397,923              383,002
Goodwill..............................................................................          105,326               88,715
Franchise interest and rights, net....................................................            1,302                1,468
Other assets, net.....................................................................           18,973               23,350
                                                                                          ----------------     ---------------
                                                                                            $   597,886          $   566,114
                                                                                          ================     ===============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt................................................      $       501          $       377
     Accounts payable.................................................................           30,026               27,479
     Accrued expenses and other current liabilities...................................           74,563               82,204
     Loss reserve and unearned premiums related to captive insurance subsidiary.......           10,013                1,803
     Accrued dividends................................................................             --                  3,323
                                                                                          ----------------     ---------------
         Total current liabilities....................................................          115,103              115,186
                                                                                          ----------------     ---------------
Non-current liabilities:
     Long-term debt - less current portion............................................           34,751               52,186
     Other non-current liabilities....................................................            8,380                6,161
                                                                                          ----------------     ---------------
         Total non-current liabilities................................................           43,131               58,347
                                                                                          ----------------     ---------------
         Total liabilities............................................................          158,234              173,533
                                                                                          ----------------     ---------------
Commitments and contingencies (Note 3)
Stockholders' equity:
     Preferred stock - par value $0.01 per share:  authorized - 1,000,000 shares;
       no shares issued...............................................................             --                   --
     Common stock - par value $0.01 per share:  authorized - 125,000,000 shares;
       issued - 72,336,788 shares.....................................................              723                  723
     Additional paid-in capital.......................................................          194,628              187,523
     Retained earnings................................................................          479,408              434,621
     Accumulated other comprehensive income, net of income taxes......................             --                     16
                                                                                          ----------------     ---------------
                                                                                                674,759              622,883
     Treasury stock - 16,579,329 shares in 2003 and 16,948,371 shares in 2002, at
       cost...........................................................................         (235,107)            (230,302)
                                                                                          ----------------     ---------------
         Total stockholders' equity...................................................          439,652              392,581
                                                                                          ----------------     ---------------
                                                                                            $   597,886          $   566,114
                                                                                          ================     ===============

                 See notes to consolidated financial statements.



                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                    (in thousands, except per share amounts)


                                                                  13 Weeks Ended                         26 Weeks Ended
                                                        --------------- -- ----------------    -----------------------------------
                                                           June 29,           June 30,            June 29,            June 30,
                                                             2003               2002                2003                2002
                                                        ---------------    ----------------    ----------------    ---------------
Revenues:
     Company restaurant sales .......................     $   220,107        $   178,893         $   428,517         $   353,866
     Franchise royalties and fees....................          27,331             25,484              54,494              50,324
     Other franchise income..........................           3,268                463               5,909                 597
                                                        ---------------    ----------------    ----------------    ---------------
         Total operating revenues....................         250,706            204,840             488,920             404,787
                                                        ---------------    ----------------    ----------------    ---------------
Cost of company restaurant sales:
     Food and beverage...............................          57,040             47,073             111,886              94,480
     Labor...........................................          71,804             58,881             140,168             116,338
     Direct and occupancy............................          54,386             44,291             104,947              87,163
     Pre-opening expense.............................             334                305                 555                 640
                                                        ---------------    ----------------    ----------------    ---------------
         Total cost of company restaurant sales......         183,564            150,550             357,556             298,621
                                                        ---------------    ----------------    ----------------    ---------------
Cost of other franchise income.......................           3,173                 93               5,673                 153
General and administrative expenses..................          22,887             19,923              45,507              39,243
Amortization of intangible assets....................              92                 52                 191                 190
Loss on disposition of restaurants and equipment.....             731                727               1,198               1,021
                                                        ---------------    ----------------    ----------------    ---------------
Operating earnings...................................          40,259             33,495              78,795              65,559
                                                        ---------------    ----------------    ----------------    ---------------
Other income (expense):
     Investment income...............................             485                381                 821                 778
     Interest expense................................            (518)              (555)             (1,039)             (1,188)
     Impairment of Chevys note receivable (Note 6)...          (8,803)               --               (8,803)                --
     Other income....................................               1                482                 206                 583
                                                        ---------------    ----------------    ----------------    ---------------
         Total other income (expense)................          (8,835)               308              (8,815)                173
                                                        ---------------    ----------------    ----------------    ---------------
Earnings before income taxes.........................          31,424             33,803              69,980              65,732
Income taxes.........................................          11,239             12,338              25,193              23,992
                                                        ---------------    ----------------    ----------------    ---------------
Net earnings.........................................     $    20,185        $    21,465         $    44,787         $    41,740
                                                        ===============    ================    ================    ===============

Basic net earnings per common share..................     $      0.36        $      0.38         $      0.81         $      0.75
                                                        ===============    ================    ================    ===============
Diluted net earnings per common share................     $      0.35        $      0.37         $      0.79         $      0.73
                                                        ===============    ================    ================    ===============

Basic weighted average shares outstanding............          55,435             55,872              55,354              55,874
                                                        ===============    ================    ================    ===============
Diluted weighted average shares outstanding..........          57,032             57,374              56,869              57,352
                                                        ===============    ================    ================    ===============


                 See notes to consolidated financial statements.


                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                      (in thousands, except share amounts)




                                                                                       Accumulated
                                          Common Stock         Additional                  Other                       Total
                                   -------------------------    Paid-In      Retained  Comprehensive   Treasury     Stockholders'
                                      Shares       Amount       Capital      Earnings  Income (Loss)    Stock          Equity
                                   ------------ ------------ -------------- ---------- ------------- ------------ -----------------

Balance, December 29, 2002........  72,336,788    $   723      $  187,523   $ 434,621    $     16     $(230,302)    $    392,581

   Comprehensive income:
     Net earnings.................       --           --             --        44,787          --          --             44,787
     Change in unrealized gain on
       short-term investments,
       net of income taxes........       --           --             --           --          (16)         --                (16)
                                   ------------ ------------ -------------- ---------- ------------- ------------ -----------------

   Total comprehensive income.....       --           --             --        44,787         (16)         --             44,771
                                   ------------ ------------ -------------- ---------- ------------- ------------ -----------------

   Purchases of treasury stock....       --           --             --           --           --       (13,282)         (13,282)
   Stock options exercised and
     related tax benefit..........       --           --            5,441         --           --         6,756           12,197
   Shares issued under employee
     stock and 401(k) plans.......       --           --            1,619         --           --         1,152            2,771
   Restricted shares awarded
     under equity incentive plan..       --           --             (540)        --           --           569               29
   Unearned compensation relating
     to restricted shares.........       --           --              539         --           --          --                539
   Repayments of notes receivable
     from officers for stock sales       --           --               46         --           --          --                 46
                                   ------------ ------------ -------------- ---------- ------------- ------------ -----------------

Balance, June 29, 2003............  72,336,788    $   723      $  194,628   $ 479,408    $     --     $(235,107)    $    439,652
                                   ============ ============ ============== ========== ============= ============ =================


                 See notes to consolidated financial statements.


                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                                                26 Weeks Ended
                                                                                      ------------------------------------
                                                                                          June 29,             June 30,
                                                                                            2003                 2002
                                                                                      ----------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings....................................................................   $    44,787          $    41,740
     Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization...............................................        19,943               16,953
         Amortization of intangible assets...........................................           191                  190
         Amortization of deferred financing costs....................................            97                   96
         Deferred income tax provision (benefit).....................................          (734)                 617
         Gain on sale of investments.................................................           (24)                 --
         Loss on disposition of restaurants and equipment............................         1,198                1,021
         Impairment of Chevys note receivable........................................         8,803                  --
         Income tax benefit from exercise of stock options...........................         3,879                1,359
     Changes in assets and liabilities (exclusive of effects of acquisition):
         Receivables.................................................................        (5,377)                (879)
         Receivables related to captive insurance subsidiary.........................        (4,359)                 --
         Inventories.................................................................        (8,019)                (488)
         Prepaid income taxes........................................................         1,880                  --
         Prepaid and other current assets............................................           316                2,016
         Accounts payable............................................................         2,547                3,392
         Accrued expenses and other current liabilities..............................        (6,693)              (8,336)
         Loss reserve and unearned premiums related to captive insurance subsidiary..         8,210                  --
         Accrued income taxes........................................................          --                  5,567
         Other.......................................................................        (1,375)                 544
                                                                                      ----------------     ---------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES...................................        65,270               63,792
                                                                                      ----------------     ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment.............................................       (28,964)             (29,545)
     Acquisition of restaurants......................................................       (21,557)                 --
     Proceeds from sale of restaurants and equipment.................................            35                    3
     Purchases of short-term investments.............................................          --                   (100)
     Maturities and sales of short-term investments..................................           480                  300
                                                                                      ----------------     ---------------
         NET CASH USED BY INVESTING ACTIVITIES.......................................       (50,006)             (29,342)
                                                                                      ----------------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchases of treasury stock.....................................................       (13,282)              (8,324)
     Dividends paid..................................................................        (3,323)              (3,010)
     Issuance of common stock upon exercise of stock options.........................         8,318                3,630
     Shares sold under employee stock purchase plan..................................         1,418                  984
     Net payments on long-term debt..................................................       (19,029)             (42,000)
                                                                                      ----------------     ---------------
         NET CASH USED BY FINANCING ACTIVITIES.......................................       (25,898)             (48,720)
                                                                                      ----------------     ---------------
NET DECREASE IN CASH AND CASH EQUIVALENTS............................................       (10,634)             (14,270)
CASH AND CASH EQUIVALENTS, beginning of period.......................................        15,169               22,048
                                                                                      ----------------     ---------------
CASH AND CASH EQUIVALENTS, end of period.............................................   $     4,535          $     7,778
                                                                                      ================     ===============


                 See notes to consolidated financial statements.


                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                   (Unaudited)
                                 (in thousands)


                                                                                                26 Weeks Ended
                                                                                      ------------------------------------
                                                                                         June 29,             June 30,
                                                                                           2003                 2002
                                                                                      ----------------     ---------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the 26 week period for:
         Income taxes............................................................       $    20,746          $    13,534
                                                                                      ================     ===============
         Interest................................................................       $       709          $       891
                                                                                      ================     ===============


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

We issued restricted common stock of $1,666,000 and $256,000 for the 26 weeks ended June 29, 2003 and June 30, 2002, respectively.

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

2.  Stock-Based Compensation

We have adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." The Statement requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We account for stock-based compensation awards under the intrinsic method of Accounting Principles Board Opinion No. 25. Opinion No. 25 requires compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. All options awarded under all of our plans are granted with an exercise price equal to the fair market value on the date of the grant. The following table presents the effect on our net earnings and earnings per share had we adopted the fair value method of accounting for stock-based compensation under SFAS No. 123, "Accounting for Stock-Based Compensation" (in thousands, except for per share amounts).




                                                               13 Weeks Ended                  26 Weeks Ended
                                                       ------------------------------- -------------------------------
                                                           June 29,       June 30,        June 29,        June 30,
                                                             2003           2002            2003            2002
                                                       --------------- --------------- --------------- ---------------

Net earnings, as reported............................    $  20,185       $  21,465       $  44,787       $  41,740
Less: Total stock-based employee
    compensation expense determined under
    fair value based methods for all awards,
    net of related taxes.............................        2,106           1,647           4,469           2,646
                                                       --------------- --------------- --------------- ---------------
Pro forma net earnings...............................    $  18,079       $  19,818       $  40,318       $  39,094
                                                       =============== =============== =============== ===============
Basic net earnings per common share,
    as reported......................................    $    0.36       $    0.38       $    0.81       $    0.75
                                                       =============== =============== =============== ===============
Basic net earnings per common share,
    pro forma........................................    $    0.33       $    0.35       $    0.73       $    0.70
                                                       =============== =============== =============== ===============
Diluted net earnings per common share,
    as reported......................................    $    0.35       $    0.37       $    0.79       $    0.73
                                                       =============== =============== =============== ===============
Diluted net earnings per common share,
    pro forma........................................    $    0.32       $    0.35       $    0.71       $    0.68
                                                       =============== =============== =============== ===============

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

Lease guarantees: In connection with the sale of restaurants to franchisees and other parties, we have, in certain cases, remained contingently liable for the remaining lease payments. As of June 29, 2003, the aggregate amount of these lease payments totaled approximately $23,700,000. These leases expire at various times throughout the next several years with the final lease agreement expiring in 2018. The buyers have indemnified us from any losses related to these guarantees. We have not recorded a liability as of June 29, 2003 or December 29, 2002.

Severance agreements: We have severance and employment agreements with certain officers providing for severance payments to be made in the event the employee resigns or is terminated related to a change in control. The agreements define the circumstances which will constitute a change in control. If the severance payments had been due as of June 29, 2003, we would have been required to make payments totaling approximately $10,000,000. In addition, we have severance and employment agreements with certain officers which contain severance provisions not related to a change in control. Those provisions would have required aggregate payments of approximately $5,800,000 if such officers had been terminated as of June 29, 2003.

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

                                                               13 Weeks Ended                  26 Weeks Ended
                                                       ------------------------------- -------------------------------
                                                          June 29,        June 30,        June 29,        June 30,
                                                            2003            2002            2003            2002
                                                       --------------- --------------- --------------- ---------------

Net earnings.........................................    $  20,185       $  21,465       $  44,787       $  41,740
                                                       =============== =============== =============== ===============

Basic weighted average shares outstanding............       55,435          55,872          55,354          55,874
Dilutive effect of stock options and
  equity-based compensation..........................        1,597           1,502           1,515           1,478
                                                       --------------- --------------- --------------- ---------------
Diluted weighted average shares outstanding..........       57,032          57,374          56,869          57,352
                                                       =============== =============== =============== ===============

Basic net earnings per common share..................    $    0.36       $    0.38       $    0.81       $    0.75
                                                       =============== =============== =============== ===============
Diluted net earnings per common share................    $    0.35       $    0.37       $    0.79       $    0.73
                                                       =============== =============== =============== ===============

5.  Acquisitions

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

On March 24, 2003, we acquired the operations and assets of 11 Applebee's restaurants located in Illinois, Indiana, Kentucky and Missouri for $21,800,000 in cash and $1,400,000 in assumed debt from a franchisee. The total cash payment included $20,800,000 paid at closing, approximately $200,000 paid as a deposit in fiscal 2002 and approximately $800,000 paid in the second quarter of 2003. Our financial statements reflect the results of operations for these restaurants subsequent to the date of acquisition. The purchase price of $23,200,000 has been allocated to the fair value of property and equipment of $7,900,000, goodwill of $16,600,000, and other net liabilities of $1,300,000.

The following table is comprised of actual company restaurant sales included in our consolidated financial statements for each period presented and pro forma company restaurant sales assuming the acquisitions occurred at the beginning of each respective period (in thousands):

                                                               13 Weeks Ended                  26 Weeks Ended
                                                       ------------------------------- -------------------------------
                                                          June 29,        June 30,        June 29,        June 30,
                                                            2003            2002            2003            2002
                                                       --------------- --------------- --------------- ---------------

Actual company restaurant sales......................    $  18,700       $     --        $  30,700       $     --
                                                       =============== =============== =============== ===============


Pro forma company restaurant sales...................    $  18,700       $  17,100       $  36,700       $  33,800
                                                       =============== =============== =============== ===============

6.  Impairment of Chevys Note Receivable

In 1999, we received a $6,000,000, 8% subordinated note in connection with the sale of the Rio Bravo concept to Chevys Holdings, Inc ("Chevys") due in 2009. The note receivable balance of approximately $8,800,000 and $8,600,000 as of June 29, 2003 and December 29, 2002, respectively, is included in other assets in our consolidated balance sheets. In June 2003, Chevys announced the sale of the majority of its restaurants. Subsequent to the announcement, we received Chevys' audited financial statements for the fiscal year ended December 31, 2002. Based upon this information, we believe that the note is impaired. We have fully reserved the principal and accrued interest by recording an allowance of approximately $8,800,000 as of June 29, 2003. A charge for the impairment of this note is included in our consolidated statements of earnings. We will no longer accrue interest receivable on this note and will record future interest income on this note only upon the receipt of any related cash payments.

7.  Goodwill and Other Intangible Assets

Changes in goodwill are summarized below (in thousands):

                                                                 June 29,             December 29,
                                                                   2003                   2002
                                                           ---------------------  -------------------
Carrying amount, beginning of the year..................       $     88,715           $     78,614
Goodwill acquired during the period.....................             16,611                 10,101
                                                           ---------------------  -------------------
                                                               $    105,326           $     88,715
                                                           =====================  ===================

Intangible assets subject to amortization pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets," consist of franchise interest and rights and are summarized below (in thousands):

                                                                 June 29,             December 29,
                                                                   2003                   2002
                                                           ---------------------  -------------------
Gross carrying amount..................................        $      6,371           $      6,371
Less, accumulated amortization.........................               5,069                  4,903
                                                           ---------------------  -------------------
Net....................................................        $      1,302           $      1,468
                                                           =====================  ===================

We expect annual amortization expense for all intangible assets for the next five fiscal years to range from approximately $280,000 to $380,000.

8.  Captive Insurance Subsidiary

On September 20, 2002, we formed Neighborhood Insurance, Inc., a Vermont corporation and a wholly-owned subsidiary, as a captive insurance company. Neighborhood Insurance, Inc. was established to provide Applebee's International, Inc. and qualified franchisees with workers' compensation and general liability insurance. Applebee's International, Inc. and covered franchisees make premium payments to the captive insurance company which pays administrative fees and insurance claims, subject to individual and aggregate maximum claim limits under the captive insurance company's reinsurance policies. Franchisee premium amounts billed by the captive insurance company were established based upon third-party actuarial estimates of ultimate settlement costs for incurred claims and administrative fees. The franchisee premiums are included in other franchise income ratably over the policy year. The related offsetting expenses are included in cost of other franchise income. Accordingly, we do not expect franchisee participation in the captive insurance company to have an impact on our net earnings.

As of June 29, 2003 we have included approximately $2,000,000 in deferred policy acquisition costs in prepaid and other current assets and approximately $1,600,000 of investments in other assets in our consolidated balance sheet related to the captive insurance company.

9.  New Accounting Pronouncements

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." This Interpretation provides clarification on the consolidation of certain entities in which equity investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Such entities are defined as variable interest entities ("VIEs"). This Interpretation requires that VIEs be consolidated by the entity considered to be the primary beneficiary of the VIE. The Interpretation is effective for newly created VIEs after January 31, 2003 and effective in the second quarter 2003 for any VIEs created prior to February 1, 2003. We have evaluated our relationships with potential unconsolidated entities which may meet the consolidation requirements of this Interpretation, and the initial adoption did not have any impact on our consolidated financial statements.

10. Subsequent Event

On July 20, 2003, we completed the sale of eight company restaurants in the Atlanta, Georgia market to an affiliate of an existing franchisee for $8,000,000. We do not expect this transaction to have a significant impact on our net earnings for fiscal 2003, and no significant gain or loss on the sale is anticipated. Actual company restaurant sales included in our consolidated financial statements for these restaurants were approximately $4,300,000 in both the 13 weeks ended June 29, 2003 and June 30, 2002 and were approximately
$8,800,000 in both the 26 weeks ended June 29, 2003 and June 30, 2002. In connection with this sale, we closed one restaurant in the Atlanta market in June 2003.

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

We operate on a 52 or 53 week fiscal year ending on the last Sunday in December. Our fiscal quarters ended June 29, 2003 and June 30, 2002 each contained 13 weeks and are referred to hereafter as the "2003 quarter" and the "2002 quarter," respectively. Our 26 week periods ended June 29, 2003 and June 30, 2002 are referred to hereafter as the "2003 year-to-date period" and the "2002 year-to-date period," respectively.

On September 20, 2002, we formed Neighborhood Insurance, Inc., a Vermont corporation and a wholly-owned subsidiary, as a captive insurance company. Neighborhood Insurance, Inc. was established to provide Applebee's International, Inc. and qualified franchisees with workers' compensation and general liability insurance. Applebee's International, Inc. and covered franchisees make premium payments to the captive insurance company which pays administrative fees and insurance claims, subject to individual and aggregate maximum claim limits under the captive insurance company's reinsurance policies. Franchisee premium amounts billed by the captive insurance company were established based upon third-party actuarial estimates of ultimate settlement costs for incurred claims and administrative fees. The franchisee premiums are included in other franchise income ratably over the policy year. The related offsetting expenses are included in cost of other franchise income. Accordingly, we do not expect franchisee participation in the captive insurance company to have an impact on our net earnings.

As of June 29, 2003 we have included approximately $2,000,000 in deferred policy acquisition costs in prepaid and other current assets and approximately $1,600,000 of investments in other assets in our consolidated balance sheet related to the captive insurance company.

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

On March 24, 2003, we acquired the operations and assets of 11 Applebee's restaurants located in Illinois, Indiana, Kentucky and Missouri for $21,800,000 in cash and $1,400,000 in assumed debt from a franchisee. The total cash payment included $20,800,000 paid at closing, approximately $200,000 paid as a deposit in fiscal 2002 and approximately $800,000 paid in the second quarter of 2003. Our financial statements reflect the results of operations for these restaurants subsequent to the date of acquisition.

The following table is comprised of actual company restaurant sales included in our consolidated financial statements for each period presented and pro forma company restaurant sales assuming the acquisitions occurred at the beginning of each respective period (in thousands):


                                                               13 Weeks Ended                  26 Weeks Ended
                                                       ------------------------------- -------------------------------
                                                          June 29,        June 30,        June 29,        June 30,
                                                            2003            2002            2003            2002
                                                       --------------- --------------- --------------- ---------------

Actual company restaurant sales......................    $  18,700       $     --        $  30,700       $     --
                                                       =============== =============== =============== ===============

Pro forma company restaurant sales...................    $  18,700       $  17,100       $  36,700       $  33,800
                                                       =============== =============== =============== ===============

Results of Operations

The  following  table  contains   information   derived  from  our  consolidated
statements of earnings expressed as a percentage of total operating revenues, except where otherwise noted. Percentages may not add due to rounding.

                                                                     13 Weeks Ended            26 Weeks Ended
                                                                ------------------------- --------------------------
                                                                 June 29,     June 30,      June 29,     June 30,
                                                                   2003         2002          2003         2002
                                                                ------------ ------------  ------------ ------------
Revenues:
     Company restaurant sales................................       87.8%        87.3%         87.6%        87.4%
     Franchise royalties and fees............................       10.9         12.4          11.1         12.4
     Other franchise income..................................        1.3          0.2           1.2          0.1
                                                                ------------ ------------  ------------ ------------
        Total operating revenues.............................      100.0%       100.0%        100.0%       100.0%
                                                                ============ ============  ============ ============
Cost of sales (as a percentage of company restaurant sales):
     Food and beverage.......................................       25.9%        26.3%         26.1%        26.7%
     Labor...................................................       32.6         32.9          32.7         32.9
     Direct and occupancy....................................       24.7         24.8          24.5         24.6
     Pre-opening expense.....................................        0.2          0.2           0.1          0.2
                                                                ------------ ------------  ------------ ------------
        Total cost of sales..................................       83.4%        84.2%         83.4%        84.4%
                                                                ============ ============  ============ ============
Cost of other franchise income (as a percentage of other
     franchise income).......................................       97.1%        20.1%         96.0%        25.6%
General and administrative expenses..........................        9.1          9.7           9.3          9.7
Amortization of intangible assets............................        --           --            --           --
Loss on disposition of restaurants and equipment.............        0.3          0.4           0.2          0.3
                                                                ------------ ------------  ------------ ------------
Operating earnings...........................................       16.1         16.4          16.1         16.2
                                                                ------------ ------------  ------------ ------------
Other income (expense):
     Investment income.......................................        0.2          0.2           0.2          0.2
     Interest expense........................................       (0.2)        (0.3)         (0.2)        (0.3)
     Impairment of Chevys note receivable....................       (3.5)         --           (1.8)         --
     Other income............................................        --           0.2           --           0.1
                                                                ------------ ------------  ------------ ------------
        Total other income (expense).........................       (3.5)         0.2          (1.8)         --
                                                                ------------ ------------  ------------ ------------
Earnings before income taxes.................................       12.5         16.5          14.3         16.2
Income taxes.................................................        4.5          6.0           5.2          5.9
                                                                ------------ ------------  ------------ ------------
Net earnings.................................................        8.1%        10.5%          9.2%        10.3%
                                                                ============ ============  ============ ============


The following table sets forth certain unaudited financial information and other restaurant data relating to company and franchise restaurants, as reported to us by franchisees:

                                                               13 Weeks Ended                     26 Weeks Ended
                                                       -------------------------------     -------------------------------
                                                         June 29,          June 30,           June 29,          June 30,
                                                           2003              2002               2003              2002
                                                       -------------     -------------     --------------    --------------
Number of restaurants:
     Company:
         Beginning of period.......................           371               314                 357               310
         Restaurant openings.......................             4                 4                   7                 8
         Restaurants closed........................            (2)               --                  (2)               --
         Restaurants acquired from franchisee......            --                --                  11                --
                                                       -------------     -------------     --------------    --------------
         End of period.............................           373               318                 373               318
                                                       -------------     -------------     --------------    --------------
     Franchise:
         Beginning of period.......................         1,142             1,090               1,139             1,082
         Restaurant openings.......................            13                15                  29                24
         Restaurants closed........................            --                (2)                 (2)               (3)
         Restaurants acquired from franchisee......            --                --                 (11)               --
                                                       -------------     -------------     --------------    --------------
         End of period.............................         1,155             1,103               1,155             1,103
                                                       -------------     -------------     --------------    --------------
     Total:
         Beginning of period.......................         1,513             1,404               1,496             1,392
         Restaurant openings.......................            17                19                  36                32
         Restaurants closed........................            (2)               (2)                 (4)               (3)
                                                       -------------     -------------     --------------    --------------
         End of period.............................         1,528             1,421               1,528             1,421
                                                       =============     =============     ==============    ==============

Weighted average weekly sales per restaurant:
     Company.......................................     $  45,402         $  43,558         $    45,041       $    43,398
     Franchise.....................................     $  45,940         $  44,566         $    45,682       $    44,328
     Total.........................................     $  45,807         $  44,340         $    45,526       $    44,120
Change in comparable restaurant sales: (1)
     Company.......................................          5.1%              1.4%                4.9%              1.5%
     Franchise.....................................          3.2%              3.7%                3.0%              3.9%
     Total.........................................          3.6%              3.2%                3.5%              3.3%
Total system sales (in thousands)..................     $ 904,238         $ 812,707         $ 1,788,960       $ 1,607,772












--------
(1) When computing comparable restaurant sales, restaurants open for at least 18 months are compared from period to period.

Company Restaurant Sales. Total company restaurant sales increased $41,214,000 (23%) from $178,893,000 in the 2002 quarter to $220,107,000 in the 2003 quarter and  increased  $74,651,000  (21%) from  $353,866,000  in the 2002  year-to-date period to $428,517,000 in the 2003 year-to-date period. Company restaurant openings contributed approximately 8% of the increase in total company restaurant sales in both the 2003 quarter and the 2003 year-to-date period. The remaining increase in both periods was due to the acquisition of 21 franchise restaurants in the Washington, D.C. area in November 2002 and 11 restaurants in Illinois, Indiana, Kentucky, and Missouri in late March 2003 as well as increases in weighted average weekly sales.

Comparable restaurant sales at company restaurants increased by 5.1% and 4.9% in the 2003 quarter and the 2003 year-to-date period, respectively. Weighted average weekly sales at company restaurants increased 4.2% from $43,558 in the 2002 quarter to $45,402 in the 2003 quarter and increased 3.8% from $43,398 in the 2002 year-to-date period to $45,041 in the 2003 year-to-date period. These increases were due primarily to increases in guest traffic and in the average guest check resulting from our food promotions. In addition, a portion of the increase resulted from the implementation of our To Go initiative and menu price increases of approximately 1.5% in fiscal 2003. To Go sales mix increased from 4.6% of company restaurant sales in the 2002 quarter to 6.8% of company restaurant sales in the 2003 quarter.

Franchise Royalties and Fees. Overall franchise income increased $1,847,000 (7%) from $25,484,000 in the 2002 quarter to $27,331,000 in the 2003 quarter and increased $4,170,000 (8%) from $50,324,000 in the 2002 year-to-date period to $54,494,000 in the 2003 year-to-date period. These increases were due primarily to the increased number of franchise restaurants operating during the 2003 quarter and 2003 year-to-date period and increases in comparable restaurant sales. Weighted average weekly sales at franchise restaurants increased 3.1% in both the 2003 quarter and 2003 year-to-date period, respectively, and franchise comparable restaurant sales increased 3.2% and 3.0% in the 2003 quarter and 2003 year-to-date period, respectively.

Other Franchise Income. Other franchise income increased from $463,000 in the 2002 quarter to $3,268,000 in the 2003 quarter and increased from $597,000 in the 2002 year-to-date period to $5,909,000 in the 2003 year-to-date period due primarily to revenues recognized related to the franchise premium amounts billed by the captive insurance company which was formed in September 2002. Franchise premiums are included in other franchise income ratably over the policy year.

Cost of Company Restaurant Sales. Food and beverage costs decreased from 26.3% in the 2002 quarter to 25.9% in the 2003 quarter and decreased from 26.7% in the 2002 year-to-date period to 26.1% in the 2003 year-to-date period. The decreases in both the 2003 quarter and 2003 year-to-date period were due to menu price increases and operational improvements resulting from our supply chain management initiatives. The decrease in the 2003 year-to-date period was also due to lower beef usage related to our menu promotions.

Labor  costs  decreased  from  32.9%  in both  the  2002  quarter  and the  2002 year-to-date  period  to  32.6%  in the  2003  quarter  and  32.7%  in the  2003 year-to-date period. These decreases were due to lower hourly and management costs due to higher sales volumes at company restaurants, lower staffing levels and lower incentive compensation which were partially offset by higher workers' compensation costs.

Direct and occupancy costs decreased from 24.8% in the 2002 quarter and 24.6% in the 2002 year-to-date period to 24.7% in the 2003 quarter and 24.5% in the 2003 year-to-date period. Higher sales volumes at company restaurants during the 2003 quarter and the 2003 year-to-date period resulted in lower depreciation expense, as a percentage of sales, due to its relatively fixed nature. Decreases in both periods were partially offset by higher packaging costs relating to our To Go initiative. Advertising costs, as a percentage of sales, were higher in the 2003 quarter but lower in the 2003 year-to-date period due to the timing of our menu promotions.

Cost of Other Franchise Income. Cost of other franchise income increased from $93,000 in the 2002 quarter to $3,173,000 in the 2003 quarter and increased from $153,000 in the 2002 year-to-date period to $5,673,000 in the 2003 year-to-date due primarily to the costs related to the operation of our captive insurance company, which was formed in September 2002.

General and Administrative Expenses. General and administrative expenses decreased from 9.7% in both the 2002 quarter and the 2002 year-to-date period to 9.1% in the 2003 quarter and 9.3% in the 2003 year-to-date period. General and administrative expenses were lower in both the 2003 quarter and 2003 year-to-date period due to the absorption of general and administrative expenses over a larger revenue base and a reduction in bad debt expense. Decreases in both periods were partially offset by higher depreciation expense related to our new information systems and increased compensation due to staffing levels.

Impairment of Chevys Note Receivable. In June 2003, Chevys announced the sale of the majority of its restaurants. Subsequent to the announcement, we received Chevys' audited financial statements for the fiscal year ended December 31, 2002. Based upon this information, we believe that the note is impaired. We have fully reserved the principal and accrued interest by recording an allowance of approximately $8,800,000 as of June 29, 2003.

Income Taxes. The effective income tax rate, as a percentage of earnings before income taxes, decreased from 36.5% in both the 2002 quarter and 2002 year-to-date  period  to  35.8%  in the  2003  quarter  and  36.0%  in the  2003 year-to-date period due to a reduction in state and local income taxes and the discontinuation of goodwill amortization required under SFAS No. 142.

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

Capital expenditures were $64,874,000 in fiscal year 2002 (excluding the acquisition of 21 restaurants) and $28,964,000 in the 2003 year-to-date period (excluding the acquisition of 11 restaurants). We currently expect to open approximately 25 company restaurants, and capital expenditures excluding acquisitions are expected to be between $70,000,000 and $80,000,000 in 2003. These expenditures will primarily be for the development of new restaurants, refurbishment and capital replacement for existing restaurants, and the enhancement of information systems. Because we expect to continue to purchase a portion of our sites, the amount of actual capital expenditures will be dependent upon, among other things, the proportion of leased versus owned properties. In addition, if we open more restaurants than we currently anticipate or acquire additional restaurants, our capital requirements will increase accordingly.

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

On March 24, 2003, we acquired the operations and assets of 11 Applebee's restaurants located in Illinois, Indiana, Kentucky and Missouri for $21,800,000 in cash and $1,400,000 in assumed debt from a franchisee. The total cash payment included $20,800,000 paid at closing, approximately $200,000 paid as a deposit in fiscal 2002 and approximately $800,000 paid in the second quarter of 2003. Our financial statements reflect the results of operations for these restaurants subsequent to the date of acquisition.

Our bank credit agreement provides for a $150,000,000 three-year unsecured revolving credit facility, of which $25,000,000 may be used for the issuance of letters of credit. The facility is subject to various covenants and restrictions which, among other things, require the maintenance of stipulated fixed charge, leverage and indebtedness to capitalization ratios, as defined, and limit additional indebtedness and capital expenditures in excess of specified amounts. Cash dividends are limited to $10,000,000 annually. The facility is subject to standard other terms, conditions, covenants, and fees. We are currently in compliance with the covenants contained in our credit agreement. As of June 29, 2003, we had borrowings of $29,000,000 and standby letters of credit of $11,939,000 outstanding under our revolving credit facility.

In May 2002, our Board of Directors authorized an additional repurchase of $75,000,000 of our common stock through May 2005. During the 2003 year-to-date period, we repurchased 545,000 shares at an average cost of $24.37 for an aggregate cost of $13,300,000. As of June 29, 2003, we had $56,200,000 remaining under the 2002 authorization.

As of June 29, 2003, our liquid assets totaled $4,561,000. These assets consisted of cash and cash equivalents in the amount of $4,535,000 and short-term investments in the amount of $26,000. The working capital deficit decreased from $45,607,000 as of December 29, 2002 to $40,741,000 as of June 29, 2003. This decrease was due primarily to the redemption of gift certificates in the 2003 year-to-date period sold in 2002 and an increase in inventory and were partially offset by decreases in cash and cash equivalents due to the acquisition of 11 restaurants in Illinois, Indiana, Kentucky and Missouri, repurchases of our common stock and the repayment of debt.

We believe that our liquid assets and cash generated from operations, combined with borrowings available under our credit facilities, will provide sufficient funds for our operating, capital and other requirements for the foreseeable future.

The following table shows our debt amortization schedule, our future capital lease commitments (including principal and interest payments) and our future operating lease commitments as of June 29, 2003 (in thousands):


                                                                    Payments due by period
                                             -----------------------------------------------------------------------
                 Certain                                    Less than 1       1-3           3-5       More than 5
         Contractual Obligations                 Total          year         years         years         years
-------------------------------------------  -------------- ------------- ------------- ------------ ---------------
Long-term Debt (excluding capital
  lease obligations).....................     $     31,024   $       441   $    29,236   $       153  $      1,194
Capital Lease Obligations................     $     10,186   $       729   $     1,534   $     1,644  $      6,279
Operating Leases.........................     $    215,630   $    18,550   $    34,642   $    33,274  $    129,164


In addition, we have outstanding lease guarantees of approximately $23,700,000 as of June 29, 2003 (see Note 3 to our Consolidated Financial Statements).

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." This Interpretation provides clarification on the consolidation of certain entities in which equity investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Such entities are defined as variable interest entities ("VIEs"). This Interpretation requires that VIEs be consolidated by the entity considered to be the primary beneficiary of the VIE. The Interpretation is effective for newly created VIEs after January 31, 2003 and effective in the second quarter 2003 for any VIEs created prior to February 1, 2003. We have evaluated our relationships with potential unconsolidated entities which may meet the consolidation requirements of this Interpretation, and we do not believe the adoption will have a material impact on our consolidated financial statements.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from fluctuations in interest rates and changes in commodity prices. Our revolving credit facility bears interest at either the bank's prime rate or LIBOR plus 1.0%, at our option. As of June 29, 2003, the total amount of debt subject to interest rate fluctuations was $29,000,000 which was outstanding on our revolving credit facility. A 1% change in interest rates would result in an increase or decrease in interest expense of $290,000 per year. We may from time to time enter into interest rate swap agreements to manage the impact of interest rate changes on our earnings. Many of the food products we purchase are subject to price volatility due to factors that are outside of our control such as weather and seasonality. As part of our strategy to moderate this volatility, we have entered into fixed price purchase commitments.

Item 4.       Controls and Procedures

As of the end of the period covered by this report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

Item 4.     Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on May 8, 2003. The stockholders voted on the following matters:

         Proposal I.    Elect  Douglas  R.  Conant  and  D.  Patrick  Curran  as
                        directors to serve three-year terms expiring in 2006.

         Proposal II.   Approve an  amendment  to the  Applebee's International,
                        Inc. 1995 Equity Incentive Plan.

         Proposal III.  Approve an amendment  to the  Applebee's  International,
                        Inc. Certificate of Incorporation.

         Proposal IV.   Ratify Deloitte & Touche LLP as our independent auditors
                        for the 2003 fiscal year.

         Proposal V.    Act on a Shareholder  Proposal to  require us to issue a
                        report relating to genetically engineered ingredients.

The results of the voting were as follows:

                                 Affirmative             Negative                                         Broker
        Proposal                    Votes                  Votes                 Abstentions            Non-Votes
--------------------------     ----------------     --------------------     --------------------    -----------------
       I (Conant)                49,924,641                1,552,887                  --                     --
       I (Curran)                37,393,989               14,083,539                  --                     --
           II                    34,979,717               16,294,398                   77,672             125,741
           III                   11,662,859               32,767,059                   73,208           7,014,402
           IV                    32,892,023               18,425,756                   34,008             125,741
            V                     2,740,750               40,200,587                1,521,783           7,014,408

Proposals I, II and IV received the required affirmative votes and were affirmatively adopted by the Stockholders. Proposals III and V did not receive the required affirmative votes.


Item 6.     Exhibits and Reports on Form 8-K

            (a) The Exhibits listed on the accompanying Exhibit Index are filed as part of this report.

            (b)   We furnished a report on Form 8-K on April 3, 2003  announcing
                  our   presentation   at   the   SunTrust   Robinson   Humphrey
                  Institutional Investor Conference.

                  We filed a report on Form 8-K on April 8, 2003 announcing  the
                  sale  of  eight   restaurants  in  the  Atlanta  market  to  a
                  franchisee.

                  We furnished a report on Form 8-K on April 24, 2003 announcing the webcast of our first quarter earnings conference call over the Internet.

                  We furnished a report on Form 8-K on May 1, 2003 reporting first quarter diluted earnings per share.

                  We filed a report on Form 8-K on May 22, 2003 announcing the establishment of a plan to manage the exercise and sale of certain stock options by our Chairman and Chief Executive Officer.

                  We filed a report on Form 8-K on May 28, 2003 reporting May comparable sales.

                  We furnished a  report on  Form 8-K on May 29, 2003 announcing
                  our   presentation  at  the  Goldman  Sachs  Lodging,  Gaming,
                  Restaurants, and Leisure Conference.

                  We furnished a report on Form 8-K on June 6, 2003 announcing our presentation at two Investment Conferences in June.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     APPLEBEE'S INTERNATIONAL, INC.
                                     (Registrant)



Date:  July 30, 2003               By:  /s/    Lloyd L. Hill
     --------------------               ----------------------------------------
                                        Lloyd L. Hill
                                        Chairman and Chief Executive Officer
                                        (principal executive officer)

Date:  July 30, 2003               By:  /s/    Steven K. Lumpkin
     --------------------               ----------------------------------------
                                        Steven K. Lumpkin
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (principal financial officer)

Date:  July 30, 2003               By:  /s/    Beverly O. Elving
     --------------------               ----------------------------------------
                                        Beverly O. Elving
                                        Vice President, Accounting
                                        (principal accounting officer)

                         APPLEBEE'S INTERNATIONAL, INC.
                                  EXHIBIT INDEX


  Exhibit
   Number                           Description of Exhibit
------------- ------------------------------------------------------------------

      99.1 Certification of Chairman and Chief Executive Officer Pursuant to SEC Rule 13a-14

      99.2    Certification  of Chief  Financial Officer  Pursuant to  SEC  Rule
              13a-14

      99.3 Certification of Chairman and Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350