Form 10-Q/A
period 2003-06-29
APPLEBEES INTERNATIONAL INC
filed 2003-08-14
CIK 853665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

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

                               EXPLANATORY NOTE

THIS AMENDMENT ON FORM 10-Q/A IS BEING FILED SOLELY TO REVISE THE EXHIBIT NUMBERS FOR THE CERTIFICATION OF OUR CHAIRMAN AND CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SEC RULE 13a-14 AND THE CERTIFICATION OF OUR CHAIRMAN AND CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350. ALL OTHER INFORMATION CONTAINED IN OUR ORIGINAL FORM 10-Q REMAINS UNCHANGED. FOR THE CONVENIENCE OF THE READER, WE HAVE INCLUDED OUR ENTIRE QUARTERLY REPORT ON FORM 10-Q.

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



Date:  August 14, 2003             By:  /s/    Lloyd L. Hill
     --------------------               ----------------------------------------
                                        Lloyd L. Hill
                                        Chairman and Chief Executive Officer
                                        (principal executive officer)

Date:  August 14, 2003             By:  /s/    Steven K. Lumpkin
     --------------------               ----------------------------------------
                                        Steven K. Lumpkin
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (principal financial officer)

Date:  August 14, 2003             By:  /s/    Beverly O. Elving
     --------------------               ----------------------------------------
                                        Beverly O. Elving
                                        Vice President, Accounting
                                        (principal accounting officer)

                         APPLEBEE'S INTERNATIONAL, INC.
                                  EXHIBIT INDEX


  Exhibit
   Number                           Description of Exhibit
------------- ------------------------------------------------------------------

      31.1 Certification of Chairman and Chief Executive Officer Pursuant to SEC Rule 13a-14

      31.2    Certification  of Chief  Financial Officer  Pursuant to  SEC  Rule
              13a-14

        32 Certification of Chairman and Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350