Form 10-Q
period 2003-09-28
APPLEBEES INTERNATIONAL INC
filed 2003-10-30
CIK 853665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                September 28, 2003
                              --------------------------------------------------

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

The number of shares of the registrant's common stock outstanding as of October 27, 2003 was 54,976,791.

                         APPLEBEE'S INTERNATIONAL, INC.
                                    FORM 10-Q
                     FISCAL QUARTER ENDED SEPTEMBER 28, 2003
                                      INDEX


                                                                                                                Page

Part I              Financial Information

Item 1.             Consolidated Financial Statements:

                    Consolidated Balance Sheets as of September 28, 2003
                       and December 29, 2002................................................................      3

                    Consolidated Statements of Earnings for the 13 Weeks and 39 Weeks
                       Ended September 28, 2003 and September 29, 2002......................................      4

                    Consolidated Statement of Stockholders' Equity for the
                       39 Weeks Ended September 28, 2003....................................................      5

                    Consolidated Statements of Cash Flows for the 39 Weeks
                       Ended September 28, 2003 and September 29, 2002......................................      6

                    Notes to Consolidated Financial Statements..............................................      8

Item 2.             Management's Discussion and Analysis of
                       Financial Condition and Results of Operations........................................     14

Item 3.             Quantitative and Qualitative Disclosures About Market Risk..............................     24

Item 4.             Controls and Procedures.................................................................     24


Part II             Other Information

Item 1.             Legal Proceedings.......................................................................     25

Item 6.             Exhibits and Reports on Form 8-K........................................................     25


Signatures .................................................................................................     26

Exhibit Index...............................................................................................     27



                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      (in thousands, except share amounts)


                                                                                          September 28,        December 29,
                                                                                              2003                 2002
                                                                                         ----------------     ---------------
                                       ASSETS
Current assets:
     Cash and cash equivalents........................................................     $     3,359          $    15,169
     Short-term investments, at market value (amortized cost of $478 in 2002).........              26                  503
     Receivables (less allowance for bad debts of $4,096 in 2003 and $4,089 in 2002)..          31,778               26,092
     Receivables related to captive insurance subsidiary..............................           2,093                1,803
     Inventories......................................................................          14,114               11,504
     Prepaid income taxes.............................................................            --                  5,002
     Prepaid and other current assets.................................................           9,729                9,506
                                                                                         ----------------     ---------------
         Total current assets.........................................................          61,099               69,579
Property and equipment, net...........................................................         405,141              383,002
Goodwill..............................................................................         105,326               88,715
Franchise interest and rights, net....................................................           1,220                1,468
Restricted assets related to captive insurance subsidiary.............................           8,830                 --
Other assets, net.....................................................................          18,201               23,350
                                                                                         ----------------     ---------------
                                                                                           $   599,817          $   566,114
                                                                                         ================     ===============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt................................................     $       186          $       377
     Notes payable....................................................................           4,800                 --
     Accounts payable.................................................................          34,700               27,479
     Accrued expenses and other current liabilities...................................          79,478               82,204
     Loss reserve and unearned premiums related to captive insurance subsidiary.......          11,876                1,803
     Accrued dividends................................................................            --                  3,323
     Accrued income taxes.............................................................             457                 --
                                                                                         ----------------     ---------------
         Total current liabilities....................................................         131,497              115,186
                                                                                         ----------------     ---------------
Non-current liabilities:
     Long-term debt - less current portion............................................          23,714               52,186
     Other non-current liabilities....................................................          10,188                6,161
                                                                                         ----------------     ---------------
         Total non-current liabilities................................................          33,902               58,347
                                                                                         ----------------     ---------------
         Total liabilities............................................................         165,399              173,533
                                                                                         ----------------     ---------------
Commitments and contingencies (Note 3)
Stockholders' equity:
     Preferred stock - par value $0.01 per share: authorized - 1,000,000 shares;
       no shares issued...............................................................            --                  --
     Common stock - par value $0.01 per share:  authorized - 125,000,000 shares;
       issued - 72,336,788 shares.....................................................             723                  723
     Additional paid-in capital.......................................................         197,611              187,523
     Retained earnings................................................................         505,005              434,621
     Accumulated other comprehensive income, net of income taxes......................            --                     16
                                                                                         ----------------     ---------------
                                                                                               703,339              622,883
     Treasury stock - 17,432,947 shares in 2003 and 16,948,371 shares in 2002, at
       cost...........................................................................        (268,921)            (230,302)
                                                                                         ----------------     ---------------
         Total stockholders' equity...................................................         434,418              392,581
                                                                                         ----------------     ---------------
                                                                                           $   599,817          $   566,114
                                                                                         ================     ===============

                 See notes to consolidated financial statements.


                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                                13 Weeks Ended                    39 Weeks Ended
                                                         ------------------------------    -----------------------------
                                                         September 28,    September 29,    September 28,   September 29,
                                                             2003             2002              2003            2002
                                                         -------------    -------------    -------------   -------------
Revenues:
     Company restaurant sales........................      $ 222,429        $ 182,807        $ 650,946       $ 536,673
     Franchise royalties and fees....................         27,594           26,033           82,088          76,357
     Other franchise income..........................          2,972              168            8,881             765
                                                         -------------    -------------    -------------   -------------
        Total operating revenues.....................        252,995          209,008          741,915         613,795
                                                         -------------    -------------    -------------   -------------
Cost of company restaurant sales:
     Food and beverage...............................         57,200           47,765          169,086         142,245
     Labor...........................................         73,018           60,054          213,186         176,392
     Direct and occupancy............................         55,869           47,009          160,816         134,172
     Pre-opening expense.............................            576              792            1,131           1,432
                                                         -------------    -------------    -------------   -------------
        Total cost of company restaurant sales.......        186,663          155,620          544,219         454,241
                                                         -------------    -------------    -------------   -------------
Cost of other franchise income.......................          2,837               99            8,510             252
General and administrative expenses..................         23,589           20,118           69,096          59,361
Amortization of intangible assets....................             87               95              278             285
Loss on disposition of restaurants and equipment.....            116              458            1,314           1,479
                                                         -------------    -------------    -------------   -------------
Operating earnings...................................         39,703           32,618          118,498          98,177
                                                         -------------    -------------    -------------   -------------
Other income (expense):
     Investment income...............................            227              346            1,048           1,124
     Interest expense................................           (330)            (414)          (1,369)         (1,602)
     Impairment of Chevys note receivable (Note 7)...            --               --            (8,803)            --
     Other income....................................            395              513              601           1,096
                                                         -------------    -------------    -------------   -------------
        Total other income (expense).................            292              445           (8,523)            618
                                                         -------------    -------------    -------------   -------------
Earnings before income taxes.........................         39,995           33,063          109,975          98,795
Income taxes.........................................         14,398           12,068           39,591          36,060
                                                         -------------    -------------    -------------   -------------
Net earnings.........................................      $  25,597        $  20,995        $  70,384       $  62,735
                                                         =============    =============    =============   =============

Basic net earnings per common share..................      $    0.46        $    0.38        $    1.27       $    1.12
                                                         =============    =============    =============   =============
Diluted net earnings per common share................      $    0.45        $    0.37        $    1.24       $    1.10
                                                         =============    =============    =============   =============

Basic weighted average shares outstanding............        55,556            55,654           55,421          55,801
                                                         =============    =============    =============   =============
Diluted weighted average shares outstanding..........        57,184            56,714           56,988          57,119
                                                         =============    =============    =============   =============





                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                      (in thousands, except share amounts)



                                                                                             Accumulated
                                               Common Stock         Additional                  Other                     Total
                                        --------------------------    Paid-In    Retained   Comprehensive   Treasury   Stockholders'
                                            Shares        Amount     Capital     Earnings   Income (Loss)    Stock        Equity
                                        --------------- ---------- ------------ ----------- ------------- ------------ -------------

Balance, December 29, 2002.............   72,336,788      $ 723     $ 187,523    $ 434,621     $     16    $(230,302)    $ 392,581

   Comprehensive income:
     Net earnings......................         --          --           --         70,384           --         --          70,384
     Change in unrealized gain on
       short-term investments,
       net of income taxes.............         --          --           --           --            (16)        --             (16)
                                        --------------- ---------- ------------ ----------- ------------- ------------ -------------

   Total comprehensive income..........         --          --           --         70,384          (16)        --          70,368
                                        --------------- ---------- ------------ ----------- ------------- ------------ -------------

   Purchases of treasury stock.........         --          --           --           --             --      (49,757)      (49,757)
   Stock options exercised and
     related tax benefit...............         --          --          7,701         --             --        9,104        16,805
   Shares issued under employee
     stock and 401(k) plans............         --          --          2,046         --             --        1,440         3,486
   Restricted shares awarded under
     equity incentive plan, net of
     cancellations.....................         --          --           (543)        --             --          594            51
   Unearned compensation relating
     to restricted shares..............         --          --            785         --             --         --             785
   Repayments of notes receivable from
     officers for stock sales..........         --          --             99         --             --         --              99
                                        --------------- ---------- ------------ ----------- ------------- ------------ -------------

Balance, September 28, 2003............   72,336,788      $ 723     $ 197,611    $ 505,005     $     --    $(268,921)    $ 434,418
                                        =============== ========== ============ =========== ============= ============ =============



                 See notes to consolidated financial statements.



                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                                 39 Weeks Ended
                                                                                        -----------------------------------
                                                                                         September 28,       September 29,
                                                                                             2003                2002
                                                                                        ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings....................................................................     $    70,384         $    62,735
     Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation and amortization................................................          30,091              25,812
        Amortization of intangible assets............................................             278                 285
        Amortization of deferred financing costs.....................................             146                 145
        Deferred income tax provision (benefit)......................................            (541)                635
        Gain on sale of investments..................................................             (24)               --
        Loss on disposition of restaurants and equipment.............................           1,314               1,479
        Impairment of Chevys note receivable.........................................           8,803                --
        Income tax benefit from exercise of options..................................           5,536               1,397
     Changes in assets and liabilities (exclusive of effects of acquisitions or dispositions):
        Receivables..................................................................          (5,890)             (2,380)
        Receivables related to captive insurance subsidiary..........................            (290)               --
        Inventories..................................................................          (2,454)              3,095
        Prepaid income taxes.........................................................           5,002                --
        Prepaid and other current assets.............................................             420              (1,574)
        Restricted assets related to captive insurance subsidiary....................          (8,830)               --
        Accounts payable.............................................................           7,300               5,910
        Accrued expenses and other current liabilities...............................          (1,798)             (5,263)
        Loss reserve and unearned premiums related to captive insurance subsidiary...          10,073                --
        Accrued income taxes.........................................................             457                 940
        Other........................................................................             853               1,038
                                                                                        ---------------     ---------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES....................................         120,830              94,254
                                                                                        ---------------     ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment.............................................         (54,893)            (49,680)
     Acquisition of restaurants......................................................         (21,557)               --
     Proceeds from sale of restaurants and equipment.................................           8,579                   3
     Purchases of short-term investments.............................................            --                  (150)
     Maturities and sales of short-term investments..................................             480                 350
                                                                                        ---------------     ---------------
        NET CASH USED BY INVESTING ACTIVITIES........................................         (67,391)            (49,477)
                                                                                        ---------------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchases of treasury stock.....................................................         (49,757)            (26,113)
     Dividends paid..................................................................          (3,323)             (3,010)
     Issuance of common stock upon exercise of stock options.........................          11,269               3,791
     Shares sold under employee stock purchase plan..................................           2,134               1,529
     Proceeds from issuance of notes payable.........................................           4,800               3,500
     Net payments on long-term debt..................................................         (30,372)            (39,000)
                                                                                        ---------------     ---------------
        NET CASH USED BY FINANCING ACTIVITIES........................................         (65,249)            (59,303)
                                                                                        ---------------     ---------------
NET DECREASE IN CASH AND CASH EQUIVALENTS............................................         (11,810)            (14,526)
CASH AND CASH EQUIVALENTS, beginning of period.......................................          15,169              22,048
                                                                                        ---------------     ---------------
CASH AND CASH EQUIVALENTS, end of period.............................................     $     3,359         $     7,522
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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                   (Unaudited)
                                 (in thousands)


                                                                                                    39 Weeks Ended
                                                                                         -------------------------------------
                                                                                           September 28,       September 29,
                                                                                               2003                2002
                                                                                         -----------------   -----------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the 39 week period for:
       Income taxes..................................................................       $   29,494          $   30,172
                                                                                         =================   =================
       Interest......................................................................       $      887          $    1,159
                                                                                         =================   =================

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

We issued restricted common stock of $1,836,000 and $757,000 for the 39 weeks ended September 28, 2003 and September 29, 2002, respectively.

On March 24, 2003, we assumed a loan of approximately $1,400,000 in connection with the acquisition of 11 restaurants.

As of September 28, 2003, we have recorded a receivable of $1,125,000 in connection with the sale of a restaurant.

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


                                                               13 Weeks Ended                  39 Weeks Ended
                                                       ------------------------------- -------------------------------
                                                        September 28,   September 29,   September 28,   September 29,
                                                            2003            2002            2003            2002
                                                       --------------- --------------- --------------- ---------------

Net earnings, as reported............................    $  25,597       $  20,995       $  70,384       $  62,735
Less: Total stock-based employee
    compensation expense determined under
    fair value based methods for all awards,
    net of related taxes.............................        1,884           1,683           6,197           4,329
                                                       --------------- --------------- --------------- ---------------
Pro forma net earnings...............................    $  23,713       $  19,312       $  64,187       $  58,406
                                                       =============== =============== =============== ===============
Basic net earnings per common share,
    as reported......................................    $    0.46       $    0.38       $    1.27       $    1.12
                                                       =============== =============== =============== ===============
Basic net earnings per common share,
    pro forma........................................    $    0.43       $    0.35       $    1.16       $    1.05
                                                       =============== =============== =============== ===============
Diluted net earnings per common share,
    as reported......................................    $    0.45       $    0.37       $    1.24       $    1.10
                                                       =============== =============== =============== ===============
Diluted net earnings per common share,
    pro forma........................................    $    0.41       $    0.34       $    1.13       $    1.02
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

Lease guarantees: In connection with the sale of restaurants to franchisees and other parties, we have, in certain cases, remained contingently liable for the remaining lease payments. As of September 28, 2003, the aggregate amount of these lease payments totaled approximately $25,100,000. These leases expire at various times throughout the next several years with the final lease agreement expiring in 2025. The buyers have indemnified us from any losses related to these guarantees. We do not consider our exposure under these guarantees to be material.

Severance agreements: We have severance and employment agreements with certain officers providing for severance payments to be made in the event the employee resigns or is terminated related to a change in control. The agreements define the circumstances which will constitute a change in control. If the severance payments had been due as of September 28, 2003, we would have been required to make payments totaling approximately $10,000,000. In addition, we have severance and employment agreements with certain officers which contain severance provisions not related to a change in control. Those provisions would have required aggregate payments of approximately $5,800,000 if such officers had been terminated as of September 28, 2003.

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


                                                               13 Weeks Ended                  39 Weeks Ended
                                                       ------------------------------- -------------------------------
                                                        September 28,   September 29,   September 28,   September 29,
                                                            2003            2002            2003            2002
                                                       --------------- --------------- --------------- ---------------

Net earnings.........................................     $  25,597       $  20,995       $  70,384       $  62,735
                                                       =============== =============== =============== ===============

Basic weighted average shares outstanding............        55,556          55,654          55,421          55,801
Dilutive effect of stock options and
  equity-based compensation..........................         1,628           1,060           1,567           1,318
                                                       --------------- --------------- --------------- ---------------
Diluted weighted average shares outstanding..........        57,184          56,714          56,988          57,119
                                                       =============== =============== =============== ===============

Basic net earnings per common share..................     $    0.46       $    0.38       $    1.27       $    1.12
                                                       =============== =============== =============== ===============
Diluted net earnings per common share................     $    0.45       $    0.37       $    1.24       $    1.10
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

The following table is comprised of actual company restaurant sales included in our consolidated financial statements for each period presented and pro forma company restaurant sales assuming the acquisitions occurred at the beginning of each respective period (in thousands):

                                                               13 Weeks Ended                  39 Weeks Ended
                                                       ------------------------------- -------------------------------
                                                        September 28,   September 29,   September 28,   September 29,
                                                            2003            2002            2003            2002
                                                       --------------- --------------- --------------- ---------------
Actual company restaurant sales
    for acquired restaurants.........................     $  18,400       $     --        $  49,100       $     --
                                                       =============== =============== =============== ===============

Pro forma company restaurant sales
    for acquired restaurants.........................     $  18,400       $  17,500       $  55,100       $  52,500
                                                       =============== =============== =============== ===============

6.  Dispositions

On July 20, 2003, we completed the sale of eight company restaurants in the Atlanta, Georgia market to an affiliate of an existing franchisee for $8,000,000 and recognized an immaterial gain in our consolidated statements of earnings. In connection with the sale of these restaurants, we closed one restaurant in the Atlanta market in June 2003. We do not expect this transaction to have a significant impact on our net earnings for fiscal 2003. Actual company restaurant sales included in our consolidated financial statements for the nine restaurants were approximately $900,000 and $4,500,000 in the 13 weeks ended September 28, 2003 and September 29, 2002, respectively, and were approximately $10,300,000 and $14,000,000 in the 39 weeks ended September 28, 2003 and
September 29, 2002, respectively.

7.  Impairment of Chevys Note Receivable

In 1999, we received a $6,000,000, 8% subordinated note in connection with the sale of the Rio Bravo concept to Chevys Holdings, Inc ("Chevys") due in 2009. The note receivable balance of approximately $8,800,000 and $8,600,000 as of September 28, 2003 and December 29, 2002, respectively, is included in other assets in our consolidated balance sheets. In June 2003, Chevys announced the sale of the majority of its restaurants. Subsequent to the announcement, we received Chevys' audited financial statements for the fiscal year ended December 31, 2002. Based upon this information, we believe that the note is impaired. During the fiscal quarter ended June 29, 2003, we fully reserved the principal by recording an allowance of approximately $8,800,000. A charge for the impairment of this note is included in our consolidated statements of earnings for the thirty-nine weeks ended September 28, 2003. We no longer accrue interest receivable on this note and will record future interest income on this note only upon the receipt of any related cash payments. In October 2003, Chevys Inc. filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code.

8.  Goodwill and Other Intangible Assets

Changes in goodwill are summarized below (in thousands):

                                                               September 28,            December 29,
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
                                                           ======================  ======================

Intangible assets subject to amortization pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets," consist of franchise interest and rights and are summarized below (in thousands):

                                                               September 28,            December 29,
                                                                   2003                     2002
                                                           ----------------------  ----------------------
Gross carrying amount...................................       $      6,371            $      6,371
Less accumulated amortization...........................              5,151                   4,903
                                                           ----------------------  ----------------------
Net......................................................      $      1,220            $      1,468
                                                           ======================  ======================

We expect annual amortization expense for all intangible assets for the next five fiscal years to range from approximately $40,000 to $330,000.

9.  Captive Insurance Subsidiary

On September 20, 2002, we formed Neighborhood Insurance, Inc., a Vermont corporation and a wholly-owned subsidiary, as a captive insurance company. Neighborhood Insurance, Inc. was established to provide Applebee's International, Inc. and qualified franchisees with workers' compensation and general liability insurance. Applebee's International, Inc. and covered franchisees make premium payments to the captive insurance company which pays administrative fees and insurance claims, subject to individual and aggregate maximum claim limits under the captive insurance company's reinsurance policies. Franchisee premium amounts billed by the captive insurance company are established based upon third-party actuarial estimates of ultimate settlement costs for incurred claims and administrative fees. The franchisee premiums are included in other franchise income ratably over the policy year. The related offsetting expenses are included in cost of other franchise income. Accordingly, we do not expect franchisee participation in the captive insurance company to have a material impact on our net earnings.

As of September 28, 2003 we have included in our consolidated balance sheet approximately $1,100,000 in deferred policy acquisition costs in prepaid and other current assets and approximately $8,800,000 of restricted assets restricted for the payment of claims, held primarily in cash equivalent investments. In addition, we have recorded current liabilities of approximately $11,900,000 in loss and premium reserves related to the captive insurance subsidiary.

10. New Accounting Pronouncements

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." This Interpretation provides clarification on the consolidation of certain entities in which equity investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Such entities are defined as variable interest entities ("VIEs"). This Interpretation requires that VIEs be consolidated by the entity considered to be the primary beneficiary of the VIE. The Interpretation was effective for newly created VIEs after January 31, 2003. We have concluded that we have not created or obtained any VIEs subsequent to January 31, 2003 that would require consolidation and the initial adoption did not have any impact on our consolidated financial statements.

FASB Staff Position No. 46-6 "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities," deferred the effective date for applying the provisions of the Interpretation for VIEs created before February 1, 2003 to the first interim or annual period ending after December 15, 2003, if certain conditions are met. We will implement the provisions of Interpretation 46 for any VIEs created prior to February 1, 2003 in our consolidated financial statements for the fiscal year ending December 28, 2003.

As of the date of this filing, the FASB is deliberating certain FASB Staff Positions ("FSPs") and may issue additional FSPs prior to our fiscal year ending December 28, 2003. These FSPs, when finalized, may impact the accounting under this Interpretation. We are currently assessing Interpretation No. 46 and, although we have not completed our analysis, we do not expect the adoption to have a material impact on our consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Our revenues are generated from three primary sources:

o Company restaurant sales (food and beverage sales)
o Franchise royalties and fees
o Other franchise income

Beverage sales consist of sales of alcoholic beverages, while non-alcoholic beverages are included in food sales. Franchise royalties are generally 4% of each franchise restaurant's monthly gross sales. Franchise fees typically range from $30,000 to $35,000 for each restaurant opened. Other franchise income includes insurance premiums from franchisee participation in our captive insurance company and revenue from information technology products and services provided to certain franchisees.

Comparable restaurant sales are based upon those restaurants open for at least 18 months and are compared from period to period.

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

We operate on a 52 or 53 week fiscal year ending on the last Sunday in December. Our fiscal quarters ended September 28, 2003 and September 29, 2002 each contained 13 weeks and are referred to hereafter as the "2003 quarter" and the "2002 quarter," respectively. Our 39 week periods ended September 28, 2003 and September 29, 2002 are referred to hereafter as the "2003 year-to-date period" and the "2002 year-to-date period," respectively.

On September 20, 2002, we formed Neighborhood Insurance, Inc., a Vermont corporation and a wholly-owned subsidiary, as a captive insurance company. Neighborhood Insurance, Inc. was established to provide Applebee's International, Inc. and qualified franchisees with workers' compensation and general liability insurance. Applebee's International, Inc. and covered franchisees make premium payments to the captive insurance company which pays administrative fees and insurance claims, subject to individual and aggregate maximum claim limits under the captive insurance company's reinsurance policies. Franchisee premium amounts billed by the captive insurance company are established based upon third-party actuarial estimates of ultimate settlement costs for incurred claims and administrative fees. The franchisee premiums are included in other franchise income ratably over the policy year. The related offsetting expenses are included in cost of other franchise income. Accordingly, we do not expect franchisee participation in the captive insurance company to have a material impact on our net earnings.

As of September 28, 2003 we have included in our consolidated balance sheet approximately $1,100,000 in deferred policy acquisition costs in prepaid and other current assets and approximately $8,800,000 of restricted assets restricted for the payment of claims, held primarily in cash equivalent investments. In addition, we have recorded current liabilities of approximately $11,900,000 in loss and premium reserves related to the captive insurance subsidiary.

Application of Critical Accounting Policies

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which were prepared in accordance with accounting principles generally accepted in the United States of America. These principles require us to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and notes thereto. Actual results may differ from these estimates, and such differences may be material to the consolidated financial statements. We believe that the following significant accounting policies involve a higher degree of judgment or complexity (see Note 2 of our Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 29, 2002 for a complete discussion of our significant accounting policies).

Franchise revenues: Franchise revenues consist of franchise royalties, franchise fees and other franchise income. We recognize royalties on a franchisee's sales in the period in which the sales are reported to have occurred. We also receive a franchise fee for each restaurant that a franchisee opens. The recognition of franchise fees is deferred until we have performed substantially all of our related obligations as franchisor, typically when the restaurant opens. Other franchise income includes insurance premiums from franchisee participation in our captive insurance company and revenue from information technology products and services provided to certain franchisees.

Property and equipment: Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets. The useful lives of the assets are based upon management's expectations. We periodically review the assets for changes in circumstances which may impact their useful lives.

Impairment of long-lived assets: We periodically review property and equipment for impairment on a restaurant by restaurant basis using historical cash flows as well as current estimates of future cash flows and/or appraisals. This assessment process requires the use of estimates and assumptions which are subject to a significant degree of judgment. In addition, we periodically assess the recoverability of goodwill and other intangible assets, which requires us to make assumptions regarding the future cash flows and other factors to determine the fair value of the assets. If these assumptions change in the future, we may be required to record impairment charges for these assets.

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

We periodically reassess our assumptions and judgments and make adjustments when significant facts and circumstances dictate. A change in any of the above estimates could impact our consolidated statements of earnings and the related asset or liability recorded in the consolidated balance sheets would be adjusted accordingly. Historically, actual results have not been materially different than the estimates that are described above.

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

The following table is comprised of actual company restaurant sales included in our consolidated financial statements for each period presented and pro forma company restaurant sales assuming the acquisitions occurred at the beginning of each respective period (in thousands):

                                                               13 Weeks Ended                  39 Weeks Ended
                                                       ------------------------------- -------------------------------
                                                        September 28,   September 29,   September 28,   September 29,
                                                            2003            2002            2003            2002
                                                       --------------- --------------- --------------- ---------------
Actual company restaurant sales
    for acquired restaurants.........................     $  18,400       $     --        $  49,100       $     --
                                                       =============== =============== =============== ===============

Pro forma company restaurant sales
    for acquired restaurants.........................     $  18,400       $  17,500       $  55,100       $  52,500
                                                       =============== =============== =============== ===============

Dispositions

On July 20, 2003, we completed the sale of eight company restaurants in the Atlanta, Georgia market to an affiliate of an existing franchisee for $8,000,000 and recognized an immaterial gain in our consolidated statements of earnings. In connection with the sale of these restaurants, we closed one restaurant in the Atlanta market in June 2003. We do not expect this transaction to have a significant impact on our net earnings for fiscal 2003. Actual company restaurant sales included in our consolidated financial statements for the nine restaurants were approximately $900,000 and $4,500,000 in the 13 weeks ended September 28, 2003 and September 29, 2002, respectively, and were approximately $10,300,000 and $14,000,000 in the 39 weeks ended September 28, 2003 and
September 29, 2002, respectively.

Results of Operations

The  following  table  contains   information   derived  from  our  consolidated
statements of earnings expressed as a percentage of total operating revenues, except where otherwise noted. Percentages may not add due to rounding.

                                                                13 Weeks Ended                          39 Weeks Ended
                                                      ------------------------------------    -----------------------------------
                                                       September 28,       September 29,      September 28,       September 29,
                                                           2003                2002                2003               2002
                                                      ----------------    ----------------    ---------------    ----------------
Revenues:
     Company restaurant sales.....................           87.9%               87.5%               87.7%              87.4%
     Franchise royalties and fees.................           10.9                12.5                11.1               12.4
     Other franchise income.......................            1.2                 0.1                 1.2                0.1
                                                      ----------------    ----------------    ---------------    ----------------
        Total operating revenues..................          100.0%              100.0%              100.0%             100.0%
                                                      ================    ================    ===============    ================
Cost of sales (as a percentage of company
   restaurant sales):
     Food and beverage............................           25.7%               26.1%               26.0%              26.5%
     Labor........................................           32.8                32.9                32.8               32.9
     Direct and occupancy.........................           25.1                25.7                24.7               25.0
     Pre-opening expense..........................            0.3                 0.4                 0.2                0.3
                                                      ----------------    ----------------    ---------------    ----------------
        Total cost of sales.......................           83.9%               85.1%               83.6%              84.6%
                                                      ================    ================    ===============    ================
Cost of other franchise income (as a percentage
   of other franchise income).....................           95.5%               58.9%               95.8%              32.9%
General and administrative expenses...............            9.3                 9.6                 9.3                9.7
Amortization of intangible assets.................             --                  --                  --                 --
Loss on disposition of restaurants and equipment..             --                 0.2                 0.2                0.2
                                                      ----------------    ----------------    ---------------    ----------------
Operating earnings................................           15.7                15.6                16.0               16.0
                                                      ----------------    ----------------    ---------------    ----------------
Other income (expense):
     Investment income............................            0.1                 0.2                 0.1                0.2
     Interest expense.............................           (0.1)               (0.2)               (0.2)              (0.3)
     Impairment of Chevys note receivable.........             --                  --                (1.2)                --
     Other income.................................            0.2                 0.2                 0.1                0.2
                                                      ----------------    ----------------    ---------------    ----------------
        Total other income (expense)..............            0.1                 0.2                (1.1)               0.1
                                                      ----------------    ----------------    ---------------    ----------------
Earnings before income taxes......................           15.8                15.8                14.8               16.1
Income taxes......................................            5.7                 5.8                 5.3                5.9
                                                      ----------------    ----------------    ---------------    ----------------
Net earnings......................................           10.1%               10.1%                9.5%              10.2%
                                                      ================    ================    ===============    ================



The following table sets forth certain unaudited financial information and other restaurant data relating to company and franchise restaurants, as reported to us by franchisees:

                                                           13 Weeks Ended                   39 Weeks Ended
                                                    -------------------------------  --------------------------------
                                                     September 28,    September 29,   September 28,    September 29,
                                                          2003            2002            2003             2002
                                                    ---------------  --------------  ---------------  ---------------
 Number of restaurants:
      Company:
          Beginning of period.....................          373             318              357              310
          Restaurant openings.....................            8              11               15               19
          Restaurants closed......................           --              --               (2)              --
          Restaurants acquired from franchisee....           --              --               11               --
          Restaurants acquired by franchisee......           (9)             --               (9)              --
                                                    ---------------  --------------  ---------------  ---------------
          End of period...........................          372             329              372              329
                                                    ---------------  --------------  ---------------  ---------------
      Franchise:
          Beginning of period.....................        1,155           1,103            1,139            1,082
          Restaurant openings.....................           12              26               41               50
          Restaurants closed......................           (5)             --               (7)              (3)
          Restaurants acquired from franchisee....           --              --              (11)              --
          Restaurants acquired by franchisee......            9              --                9               --
                                                    ---------------  --------------  ---------------  ---------------
          End of period...........................        1,171           1,129            1,171            1,129
                                                    ---------------  --------------  ---------------  ---------------
      Total:
          Beginning of period.....................        1,528           1,421            1,496            1,392
          Restaurant openings.....................           20              37               56               69
          Restaurants closed......................           (5)             --               (9)              (3)
                                                    ---------------  --------------  ---------------  ---------------
          End of period...........................        1,543           1,458            1,543            1,458
                                                    ===============  ==============  ===============  ===============

 Weighted average weekly sales per restaurant:
          Company.................................   $   45,976       $  43,474       $   45,356       $   43,424
          Franchise...............................   $   45,760       $  44,105       $   45,637       $   44,252
          Total...................................   $   45,812       $  43,963       $   45,569       $   44,067
 Change in comparable restaurant sales:(1)
          Company.................................         5.9%            1.7%             5.2%             1.5%
          Franchise...............................         4.4%            3.1%             3.5%             3.6%
          Total...................................         4.8%            2.8%             3.9%             3.1%

 System-wide sales (in thousands):(2)
 Company..........................................   $  222,429       $ 182,807       $  650,946       $  536,673
 Franchise........................................   $  687,292       $ 639,833       $2,047,735       $1,893,739
 Total............................................   $  909,721       $ 822,640       $2,698,681       $2,430,412



--------

(1) When computing comparable restaurant sales, restaurants open for at least 18 months are compared from period to period.

(2) System-wide sales are a non-GAAP financial measure that includes sales at all company and franchisee Applebee's restaurants, as reported by franchisees. We believe that system-wide sales information is useful in analyzing Applebee's market share and growth, and because franchisees pay royalties and contribute to the national advertising pool based on a percentage of their sales.



Company Restaurant Sales. Total company restaurant sales increased $39,622,000 (22%) from $182,807,000 in the 2002 quarter to $222,429,000 in the 2003 quarter and increased  $114,273,000  (21%) from  $536,673,000  in the 2002  year-to-date period to $650,946,000 in the 2003 year-to-date period. Company restaurant openings contributed approximately 8% of the increase in total company restaurant sales in both the 2003 quarter and the 2003 year-to-date period. The remaining increase in both periods was due to the acquisition of 21 franchise restaurants in the Washington D.C. area in November 2002 and 11 restaurants in Illinois, Indiana, Kentucky, and Missouri in late March 2003 as well as increases in weighted average weekly sales. The increase in both periods was partially offset by the sale of 8 restaurants in the Atlanta, Georgia market in July 2003.

Comparable restaurant sales at company restaurants increased by 5.9% and 5.2% in the 2003 quarter and the 2003 year-to-date period, respectively. Weighted average weekly sales at company restaurants increased 5.8% from $43,474 in the 2002 quarter to $45,976 in the 2003 quarter and also increased 4.4% from $43,424 in the 2002 year-to-date period to $45,356 in the 2003 year-to-date period. These increases were due primarily to increases in guest traffic and in the average guest check resulting from our food promotions. In addition, a portion of the increase resulted from the implementation of our To Go initiative and menu price increases of approximately 1.5% in fiscal 2003. To Go sales mix increased from 4.9% of company restaurant sales in the 2002 quarter to 6.9% of company restaurant sales in the 2003 quarter.

Franchise Royalties and Fees. Overall franchise royalties and fees increased $1,561,000 (6%) from $26,033,000 in the 2002 quarter to $27,594,000 in the 2003 quarter and increased $5,731,000 (8%) from $76,357,000 in the 2002 year-to-date period to $82,088,000 in the 2003 year-to-date period. These increases were due primarily to the increased number of franchise Applebee's restaurants operating during the 2003 quarter and 2003 year-to-date period and increases in comparable restaurant sales. Weighted average weekly sales at franchise restaurants increased 3.8% and 3.1% in the 2003 quarter and 2003 year-to-date period, respectively and franchise comparable restaurant sales increased 4.4% and 3.5% in the 2003 quarter and 2003 year-to-date periods, respectively.

Other Franchise Income. Other franchise income increased from $168,000 in the 2002 quarter to $2,972,000 in the 2003 quarter and increased from $765,000 in the 2002 year-to-date period to $8,881,000 in the 2003 year-to-date period due primarily to revenues recognized related to the franchise premium amounts billed by the captive insurance company which was formed in September 2002. Franchise premiums are included in other franchise income ratably over the policy year.

Cost of Company Restaurant Sales. Food and beverage costs decreased from 26.1% in the 2002 quarter to 25.7% in the 2003 quarter and decreased from 26.5% in the 2002 year-to-date period to 26.0% in the 2003 year-to-date period. The decreases in both the 2003 quarter and the 2003 year-to-date period were due to menu price increases and operational improvements resulting from our supply chain management initiatives.

Labor  costs  decreased  from  32.9%  in both  the  2002  quarter  and the  2002 year-to-date period to 32.8% in both the 2003 quarter and 2003 year-to-date period. These decreases were due to lower hourly costs due to higher sales volume at company restaurants and were partially offset by higher costs related to the addition of dedicated To Go hourly labor at most of our restaurants during the 2003 quarter and workers compensation costs. In addition, the 2003 quarter was impacted by higher management incentive compensation.

Direct and occupancy costs decreased from 25.7% in the 2002 quarter to 25.1% in the 2003 quarter and from 25.0% in the 2002 year-to-date period to 24.7% in the 2003 year-to-date period. The decrease in both periods was due primarily to a decrease in advertising costs, as a percentage of sales, due to the timing of our menu promotions and was partially offset by higher insurance costs and higher packaging costs relating to our To Go initiative. In addition, higher sales volume at company restaurants during both periods resulted in lower depreciation expense, as a percentage of sales, due to its relatively fixed nature.

Cost of Other Franchise Income. Cost of other franchise income increased from $99,000 in the 2002 quarter to $2,837,000 in the 2003 quarter and increased from $252,000 in the 2002 year-to-date period to $8,510,000 in the 2003 year-to-date due primarily to the costs related to the operation of our captive insurance company, which was formed in September 2002.

General and Administrative Expenses. General and administrative expenses decreased from 9.6% in the 2002 quarter and 9.7% in the 2002 year-to-date period to 9.3% in both the 2003 quarter and 2003 year-to-date period. General and administrative expenses were lower in both the 2003 quarter and 2003 year-to-date period as a result of the absorption of general and administrative expenses over a larger revenue base. Decreases in both periods were partially offset by a higher depreciation expense related to our new information systems and increased incentive compensation.

Impairment of Chevys Note Receivable. In June 2003, Chevys announced the sale of the majority of its restaurants. Subsequent to the announcement, we received Chevys' audited financial statements for the fiscal year ended December 31, 2002. Based upon this information, we believe that the note is impaired. During the fiscal quarter ended June 29, 2003, we fully reserved the principal and accrued interest by recording an allowance of approximately $8,800,000 as of September 28, 2003. In October 2003, Chevys Inc. filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code.

Income Taxes. The effective income tax rate, as a percentage of earnings before income taxes, decreased from 36.5% in both the 2002 quarter and 2002 year-to-date period to 36.0% in both the 2003 quarter and the 2003 year-to-date period due to a reduction in state and local income taxes and the discontinuation of goodwill amortization required under SFAS No. 142.

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

Capital expenditures were $64,874,000 in fiscal year 2002 (excluding the acquisition of 21 restaurants) and $54,893,000 in the 2003 year-to-date period (excluding the acquisition of 11 restaurants). We currently expect to open approximately 25 company restaurants, and capital expenditures excluding acquisitions are expected to be between $70,000,000 and $80,000,000 in 2003. These expenditures will primarily be for the development of new restaurants, refurbishment and capital replacement for existing restaurants, and the enhancement of information systems. Because we expect to continue to purchase a portion of our sites, the amount of actual capital expenditures will be dependent upon, among other things, the proportion of leased versus owned properties. In addition, if we open more restaurants than we currently anticipate or acquire additional restaurants, our capital requirements will increase accordingly.

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

On July 20, 2003, we completed the sale of eight company restaurants in the Atlanta, Georgia market to an affiliate of an existing franchisee for $8,000,000 and recognized an immaterial gain in our consolidated statements of earnings. In connection with the sale of these restaurants, we closed one restaurant in the Atlanta market in June 2003. We do not expect this transaction to have a significant impact on our net earnings for fiscal 2003.

Our bank credit agreement provides for a $150,000,000 three-year unsecured revolving credit facility, of which $25,000,000 may be used for the issuance of letters of credit. The facility is subject to various covenants and restrictions which, among other things, require the maintenance of stipulated fixed charge, leverage and indebtedness to capitalization ratios, as defined, and limit additional indebtedness and capital expenditures in excess of specified amounts. Cash dividends are limited to $10,000,000 annually. The facility is subject to standard other terms, conditions, covenants, and fees. We are currently in compliance with the covenants contained in our credit agreement. As of September 28, 2003, we had borrowings of $22,800,000 and standby letters of credit of $11,892,000 outstanding under our revolving credit facility.

In May 2002, our Board of Directors authorized an additional repurchase of $75,000,000 of our common stock through May 2005. During the 2003 year-to-date period, we repurchased 1,679,500 shares at an average cost of $29.63 for an aggregate cost of $49,800,000. As of September 28, 2003, we had $19,800,000 remaining under the 2002 authorization.

As of September 28, 2003, our liquid assets totaled $3,385,000. These assets consisted of cash and cash equivalents in the amount of $3,359,000 and short-term investments in the amount of $26,000. The working capital deficit increased from $45,607,000 as of December 29, 2002 to $70,398,000 as of September 28, 2003. This increase was due primarily to decreases in cash and cash equivalents due to the acquisition of 11 restaurants in Illinois, Indiana, Kentucky and Missouri, repurchases of our common stock and the repayment of debt and was partially offset by the redemption of gift certificates in the 2003 year-to-date period sold in 2002.

We believe that our liquid assets and cash generated from operations, combined with borrowings available under our credit facilities, will provide sufficient funds for our operating, capital and other requirements for the foreseeable future.

The following table shows our debt amortization schedule, our future capital lease commitments (including principal and interest payments) and our future operating lease commitments as of September 28, 2003 (in thousands):

                                                                    Payments due by period
                                             -----------------------------------------------------------------------
                 Certain                                    Less than 1       1-3           3-5        More than 5
         Contractual Obligations                 Total          year         years         years         years
-------------------------------------------  -------------- ------------- ------------- ------------ ---------------
Long-term Debt (excluding capital
  lease obligations).....................      $   24,480     $    4,919    $   18,242    $     136    $     1,183
Capital Lease Obligations................      $   10,005     $      735    $    1,548    $   1,635    $     6,087
Operating Leases.........................      $  211,122     $   18,349    $   34,381    $  33,336    $   125,056

In addition, we have outstanding lease guarantees of approximately $25,100,000 as of September 28, 2003 (see Note 3 to our Consolidated Financial Statements).

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." This Interpretation provides clarification on the consolidation of certain entities in which equity investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Such entities are defined as variable interest entities ("VIEs"). This Interpretation requires that VIEs be consolidated by the entity considered to be the primary beneficiary of the VIE. The Interpretation was effective for newly created VIEs after January 31, 2003. We have concluded that we have not created or obtained any VIEs subsequent to January 31, 2003 that would require consolidation and the initial adoption did not have any impact on our consolidated financial statements.

FASB Staff Position No. 46-6 "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities," deferred the effective date for applying the provisions of the Interpretation for VIEs created before February 1, 2003 to the first interim or annual period ending after December 15, 2003, if certain conditions are met. We will implement the provisions of Interpretation 46 for any VIEs created prior to February 1, 2003 in our consolidated financial statements for the fiscal year ending December 28, 2003.

As of the date of this filing, the FASB is deliberating certain FASB Staff Positions ("FSPs") and may issue additional FSPs prior to our fiscal year ending December 28, 2003. These FSPs, when finalized, may impact the accounting under this Interpretation. We are currently assessing Interpretation No. 46 and, although we have not completed our analysis, we do not expect the adoption to have a material impact on our consolidated financial statements.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from fluctuations in interest rates and changes in commodity prices. Our revolving credit facility bears interest at either the bank's prime rate or LIBOR plus 1.0%, at our option. As of September 28, 2003, the total amount of debt subject to interest rate fluctuations was $24,500,000. A 1% change in interest rates would result in an increase or decrease in interest expense of $245,000 per year. We may from time to time enter into interest rate swap agreements to manage the impact of interest rate changes on our earnings. Many of the food products we purchase are subject to price volatility due to factors that are outside of our control such as weather and seasonality. As part of our strategy to moderate this volatility, we have entered into fixed price purchase commitments.

Item 4.       Controls and Procedures

As of the end of the period covered by this report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective. During our most recent fiscal quarter, there have been no changes in our internal control over financial reporting that occurred that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

            (b) We furnished a report on Form 8-K on July 2, 2003 announcing our presentation at the CIBC World Markets Consumer Growth Conference.

                 We furnished a report on Form 8-K on July 23, 2003 announcing our broadcast of the second quarter 2003 earnings conference call over the Internet.

                 We  furnished a report on Form 8-K on July 25, 2003  announcing
                 plans  to   co-develop   a  new  menu  with   Weight   Watchers
                 International, Inc.

                 We furnished a report on Form 8-K on July 25, 2003 announcing the temporary suspension of trading under an employee benefit plan.

                 We filed a report on Form 8-K on July 31, 2003 reporting second quarter earnings.

                 We filed a report on Form 8-K on August 26, 2003 reporting August comparable sales.

                 We furnished a report on Form 8-K on September 10, 2003 announcing our presentation at the Banc of America Securities Investment Conference.

                 We furnished a report on Form 8-K on September 24, 2003 announcing our presentation at the RBC Capital Markets Consumer Conference.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         APPLEBEE'S INTERNATIONAL, INC.
                                                     (Registrant)



Date:   October 29, 2003            By:  /s/    Lloyd L. Hill
     -----------------------           -----------------------------------------
                                       Lloyd L. Hill
                                       Chairman and Chief Executive Officer
                                       (principal executive officer)

Date:   October 29, 2003            By:  /s/    Steven K. Lumpkin
     -----------------------           -----------------------------------------
                                       Steven K. Lumpkin
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (principal financial officer)

Date:   October 29, 2003            By:  /s/    Beverly O. Elving
     -----------------------           -----------------------------------------
                                       Beverly O. Elving
                                       Vice President, Accounting
                                       (principal accounting officer)

                         APPLEBEE'S INTERNATIONAL, INC.
                                  EXHIBIT INDEX




  Exhibit
   Number                           Description of Exhibit
------------- ------------------------------------------------------------------

      10.1    Memorandum of  Understanding  dated  May 12, 2003  with  Robert T.
              Steinkamp

      10.2 Confidentiality, Non-Solicitation and Non-Competition Agreement dated May 12, 2003 with Robert T. Steinkamp

      31.1 Certification of Chairman and Chief Executive Officer Pursuant to SEC Rule 13a-14

      31.2    Certification  of Chief  Financial  Officer  Pursuant  to SEC Rule
              13a-14

        32 Certification of Chairman and Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350