Form 10-K
period 2003-12-28
APPLEBEES INTERNATIONAL INC
filed 2004-03-12
CIK 853665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended              December 28, 2003
                          ------------------------------------------------------

                                       OR

[   ]    TRANSITION REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                         to
                              -------------------------  -----------------------

Commission File Number:         000-17962
                       --------------------------

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

                4551 W. 107th Street, Overland Park, Kansas 66207
--------------------------------------------------------------------------------
              (Address of principal executive offices and zip code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).
                                       Yes  X     No
                                          -----     -----

The aggregate market value of the voting and non-voting common stock equity held by non-affiliates of the registrant as of the last day of the second fiscal quarter ended June 29, 2003 was $1,744,093,318 based on the closing sale price on June 27, 2003.

The number of shares of the registrant's common stock outstanding as of March 8, 2004 was 54,567,964.

                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 is incorporated into Part III hereof.

                         APPLEBEE'S INTERNATIONAL, INC.
                                    FORM 10-K
                       FISCAL YEAR ENDED DECEMBER 28, 2003
                                      INDEX

                                                                                                             Page
PART I

Item 1.         Business................................................................................        3

Item 2.         Properties..............................................................................       13

Item 3.         Legal Proceedings.......................................................................       15

Item 4.         Submission of Matters to a Vote of Security Holders.....................................       15

PART II

Item 5.         Market for Registrant's Common Equity and
                      Related Stockholder Matters.......................................................       16

Item 6.         Selected Financial Data.................................................................       17

Item 7.         Management's Discussion and Analysis of
                      Financial Condition and Results of Operations.....................................       18

Item 8.         Financial Statements and Supplementary Data.............................................       28

Item 9.         Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure............................................       28

PART III

Item 10.        Directors and Executive Officers of the Registrant......................................       29

Item 11.        Executive Compensation..................................................................       29

Item 12.        Security Ownership of Certain Beneficial Owners and Management..........................       29

Item 13.        Certain Relationships and Related Transactions..........................................       29

Item 14.        Principal Accounting Fees and Services..................................................       29

PART IV

Item 15.        Exhibits and Reports on Form 8-K........................................................       30

Signatures..............................................................................................       31


                                     PART I

Item 1.  Business

General

References  to  "Applebee's,"  "we,"  "us,"  and  "our"  in  this  document  are references to Applebee's International, Inc. and its subsidiaries and any predecessor companies of Applebee's International, Inc. We develop, franchise and operate casual dining restaurants under the name "Applebee's Neighborhood Grill & Bar." With nearly 1,600 restaurants as of the fiscal year ended December 28, 2003, Applebee's Neighborhood Grill & Bar is the largest casual dining concept in America, in terms of number of restaurants and market share. Applebee's International, Inc. maintains an Internet website address at www.applebees.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as they are reasonably available after these materials are electronically filed with or furnished to the Securities and Exchange Commission.

We opened our first restaurant in 1986. We initially developed and operated six restaurants as a franchisee of the Applebee's Neighborhood Grill & Bar Division of an indirect subsidiary of W.R. Grace & Co. In March 1988, we acquired substantially all the assets of our franchisor. When we acquired the Applebee's Division, it operated 13 restaurants and had ten franchisees, including us, operating 41 franchise restaurants.

As of December 28, 2003, there were 1,585 Applebee's restaurants. Franchisees operated 1,202 of these restaurants and 383 restaurants were company operated. The restaurants were located in 49 states and nine international countries. During 2003, 100 new restaurants were opened, including 74 franchise restaurants and 26 company restaurants.

We acquired the Rio Bravo Cantina chain of Mexican casual dining restaurants and four specialty restaurants in March 1995. In April 1999, we completed the sale of the Rio Bravo Cantina concept and our four specialty restaurants. At the time of divestiture, we operated 40 Rio Bravo restaurants and franchisees operated the remaining 25 restaurants.

Although we may acquire a new concept in the future, our current strategy is to focus on the Applebee's concept. We currently expect that the Applebee's system will encompass at least 2,300 restaurants in the United States with additional restaurant potential internationally.

The following table sets forth certain unaudited financial information and other restaurant data relating to company and franchise restaurants, as reported to us by franchisees:

                                                                             Fiscal Year Ended
                                                            ----------------------------------------------------
                                                              December 28,      December 29,      December 30,
                                                                  2003               2002             2001
                                                            ----------------  ----------------  ----------------
   Number of restaurants:
       Company:
           Beginning of year...........................              357               310                285
           Restaurant openings.........................               26                26                 25
           Restaurant closings.........................               (2)              --                 --
           Restaurants acquired from franchisees.......               11                21                --
           Restaurants acquired by franchisees.........               (9)              --                 --
                                                           -----------------  ----------------  -----------------
           End of year.................................              383               357                310
                                                           -----------------  ----------------  -----------------
       Franchise:
           Beginning of year...........................            1,139             1,082              1,001
           Restaurant openings.........................               74                81                 84
           Restaurant closings.........................               (9)               (3)                (3)
           Restaurants acquired from franchisees.......              (11)              (21)               --
           Restaurants acquired by franchisees.........                9               --                 --
                                                           -----------------  ----------------  -----------------
           End of year.................................            1,202             1,139              1,082
                                                          -----------------  ----------------  -----------------
        Total:
           Beginning of year...........................            1,496             1,392              1,286
           Restaurant openings.........................              100               107                109
           Restaurant closings.........................              (11)               (3)                (3)
                                                           -----------------  ----------------  -----------------
           End of year.................................            1,585             1,496              1,392
                                                           =================  ================  =================

   Weighted average weekly sales per restaurant:
           Company.....................................        $  45,000         $  43,019          $  42,660
           Franchise...................................        $  45,271         $  43,823          $  42,241
           Total.......................................        $  45,205         $  43,641          $  42,334
   Change in comparable restaurant sales(1):
           Company.....................................              5.2%              1.8%               2.5%
           Franchise...................................              3.7%              3.6%               3.0%
           Total.......................................              4.1%              3.2%               2.9%
   Total operating revenues (in thousands):
           Company restaurant sales....................        $ 867,158         $ 724,616          $ 651,119
           Franchise royalties and fees(2).............          109,833           102,180             93,225
           Other franchise income(3)...................           13,147             2,688                --
                                                           -----------------  ----------------  -----------------
           Total.......................................        $ 990,138         $ 829,484          $ 744,344
                                                           =================  ================  =================



(1) When computing comparable restaurant sales, restaurants open for at least 18 months are compared from period to period.
(2) Franchise royalties are generally 4% of each franchise restaurant's reported monthly gross sales. Reported franchise sales, in thousands, were $2,725,179, $2,519,373 and $2,275,169 in fiscal 2003, 2002 and 2001, respectively. Franchise fees typically range from $30,000 to $35,000 for each restaurant opened.
(3) Other franchise income includes insurance premiums from franchisee participation in our captive insurance company and revenue from information technology products and services provided to certain franchisees.

The Applebee's System

Concept. Each Applebee's restaurant is designed as an attractive, friendly, neighborhood establishment featuring moderately priced, high quality food and beverage items, table service and a comfortable atmosphere. Our restaurants appeal to a wide range of customers including young adults, senior citizens and families with young children.

Applebee's also offers its customers the convenience of carry-out service. In 2002, we initiated phase one of a new two phase "To Go" program. Phase one included the use of standardized state-of-the-art packaging, interior and exterior signage and a focused training program. Phase two of the program features the additional convenience of our Carside To Go(TM) initiative in which customers place their orders by telephone, park in designated spots at our restaurants and servers deliver their orders to their vehicles. In November 2003, we completed the implementation of the Carside To Go(TM) service at all company-owned restaurants where practicable. The implementation of this service will be substantially complete by the end of 2004 in our franchise restaurants.

We have set certain specifications for the design of our restaurants. Our restaurants are primarily located in free-standing buildings, end caps of strip shopping centers, and shopping malls. Each restaurant has a bar, and many restaurants offer patio seating. The decor of each restaurant incorporates artifacts and memorabilia such as old movie posters, musical instruments and sports equipment. Restaurants also frequently display photographs, magazine and newspaper articles highlighting local history and personalities. These items give each restaurant an individual, neighborhood identity. In addition, we require that each restaurant be remodeled every six to seven years to embody the design elements of the current prototype.

Menu. Each restaurant offers a diverse menu of high quality, moderately priced food and beverage items consisting of traditional favorites and signature dishes. The restaurants feature a broad selection of entrees, including beef, chicken, pork, seafood and pasta items prepared in a variety of cuisines, as well as appetizers, salads, sandwiches, specialty drinks and desserts. Substantially all restaurants offer beer, wine, liquor and premium specialty drinks. During 2003, alcoholic beverages accounted for 13.1% of company owned restaurant sales.

Restaurant Operations. We and our franchisees operate restaurants in accordance with uniform operating standards and specifications. These standards pertain to the quality and preparation of menu items, selection of menu items, maintenance and handling of food, maintenance and cleanliness of premises and employee conduct. Our quality assurance department is responsible for establishing and monitoring our food safety programs. We develop all standards and specifications with input from franchisees, and they are applied on a system-wide basis.

Training. We have a comprehensive training program for restaurant associates and managers. The training programs utilize a combination of on-the-job training, video, computer and print-based materials. Program materials are routinely revised to reflect the most recent operational procedures and standards.

Restaurant associates are provided with a structured orientation and five-day training program upon hire. This training is provided by restaurant trainers who have completed an extensive certification process to become a trainer. In addition, associates receive ongoing training to further develop their job skills and knowledge.

Restaurant managers complete a 12-week training and orientation process upon hire. The program is executed at certified training restaurants located throughout the Applebee's system. The training program provides skill and knowledge training for key operations and management processes. In addition, ongoing training and development programs are offered for experienced managers regarding leadership and operations management.

When opening new restaurants, a six-day training program is provided for all new associates. The training is conducted by certified, experienced trainers from Applebee's restaurants located throughout the system. Upon the opening of the restaurant, the training team remains for an additional six days to provide support and coaching of the new associates.

Advertising. We have historically concentrated our advertising and marketing efforts primarily on food-specific promotions. We advertise on a national, regional and local basis, utilizing primarily television, radio and print media. In 2003, approximately 4.0% of sales for company restaurants was spent on advertising. This amount includes contributions to the national advertising pool which develops and funds the specific national promotions. We focus the remainder of our advertising expenditures on local advertising in areas with company owned restaurants.

Purchasing. Maintaining high food quality and system-wide consistency is a central focus of our purchasing program. We mandate quality standards for all products used in the restaurants, and we maintain a limited list of approved suppliers from which we and our franchisees must select. We have negotiated purchasing agreements with most of our approved suppliers which result in volume discounts for us and our franchisees. Additionally, we purchase and maintain inventories of certain specialty products to assure sufficient supplies for the system. In 2001, we began a multi-year supply chain management initiative designed to leverage our size, improve sourcing of products and optimize distribution.

We are committed to providing our customers with products that meet or exceed regulatory and industry standards for food safety as well as our high quality standards. Our quality assurance department establishes and monitors our food safety programs, including supplier and distributor audits, food safety and sanitation monitoring and product testing.

Company Restaurants

Company Restaurant Openings and Acquisitions. Our expansion strategy is to cluster restaurants in targeted markets, thereby increasing consumer awareness and convenience, and enabling us to take advantage of operational, distribution and advertising efficiencies. Our development experience indicates that when we open multiple restaurants within a particular market, our market share increases.

In order to maximize overall system growth, our expansion strategy through 1992 emphasized franchise arrangements with experienced, successful and financially capable restaurant operators. We continue to expand the Applebee's system across the United States through franchise operations, but beginning in 1992, our growth strategy also included increasing the number of company owned restaurants. We have tried to achieve this goal in two ways. First, we have developed strategic territories. Second, when franchises are available for purchase under acceptable financial terms, we have selectively acquired existing franchise restaurants and terminated the selling franchisee's related development rights. Using this strategy, we have opened 286 new restaurants and acquired 113 franchise restaurants over the last eleven years and have expanded from a total of 31 company owned or operated restaurants as of December 27, 1992 to a total of 383 as of December 28, 2003. In addition, as part of our portfolio management strategy, we have sold 35 restaurants to franchisees during this eleven-year period.

We opened 26 new company Applebee's restaurants in 2003 and anticipate opening at least 28 new company Applebee's restaurants in 2004. We may open more or fewer restaurants depending upon the availability of appropriate new sites. The following table shows the areas where our company restaurants were located as of December 28, 2003:

                                                Area
               -----------------------------------------------------------------------
               Detroit/Southern Michigan..............................................            60
               New England (includes Maine, Massachusetts, New Hampshire, New York,
                 Rhode Island and Vermont)............................................            60
               Minneapolis/St. Paul, Minnesota........................................            56
               North/Central Texas....................................................            42
               St. Louis, Missouri/Illinois...........................................            41
               Virginia...............................................................            39
               Kansas City, Missouri/Kansas...........................................            28
               Washington, D.C. (Maryland, Virginia)..................................            27
               Las Vegas/Reno, Nevada.................................................            15
               Albuquerque, New Mexico................................................             8
               San Diego/Southern California..........................................             7
                                                                                      -------------------
                                                                                                  383
                                                                                      ===================

Restaurant Operations. The staff for a typical restaurant consists of one general manager, one kitchen manager, two or three managers and approximately 60 hourly employees. All managers of company owned restaurants receive a salary and performance bonus based on restaurant sales, profits and adherence to our standards. As of December 28, 2003, we employed 12 Regional Vice Presidents of Operations/Directors of Operations and 58 Area Directors. The Area Directors' duties include regular restaurant visits and inspections which ensure the ongoing maintenance of our standards of quality, service, cleanliness, value, and courtesy. In addition to providing a significant contribution to revenues and operating earnings, we use company owned restaurants for many purposes which are integral to the development of the entire system, including testing of new menu items and training of franchise restaurant managers and operating personnel.

The Applebee's Franchise System

Franchise Territory and Restaurant Openings. We currently have exclusive franchise arrangements with 70 franchise groups, including 20 international franchisees. We have generally selected franchisees that are experienced multi-unit restaurant operators who have been involved with other restaurant concepts. Our franchisees operate Applebee's restaurants in 42 states and nine international countries. We have assigned the vast majority of all domestic territories in all states except Hawaii or have designated them for company development.

As of December 28, 2003, there were 1,202 franchise restaurants. Franchisees opened 84 restaurants in 2001, 81 restaurants in 2002, and 74 restaurants in 2003. We anticipate between 70 to 80 franchise restaurant openings in 2004.

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

Domestic Franchise Arrangements. Generally, franchise arrangements consist of a development agreement and separate franchise agreements. Development agreements grant the exclusive right to develop a number of restaurants in a designated geographical area. The term of a domestic development agreement is generally 20 years. The franchisee enters into a separate franchise agreement for the operation of each restaurant. Each agreement has a term of 20 years and permits renewal for up to an additional 20 years in accordance with the terms contained in the then current franchise agreement (including the then current royalty rates and advertising fees) and upon payment of an additional franchise fee.

For each restaurant developed, a franchisee is currently obligated to pay an initial franchisee fee (which typically ranges from $30,000 to $35,000) and a royalty fee equal to 4% of the restaurant's monthly gross sales. We have previously executed agreements with a majority of our franchisees which maintain the existing royalty fees of 4% and extend the current franchise and development agreements until January 1, 2020. The revised agreements establish new restaurant development obligations over the next several years. These revised agreements contain provisions which allow for the continued development of the Applebee's concept and support our long-term expectation of at least 2,300 restaurants in the United States. The terms, royalties and advertising fees under a limited number of franchise agreements and the franchise fees under older development agreements vary from the currently offered arrangements.

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

Training and Support. We provide ongoing advice and assistance to franchisees in connection with the operation and management of each restaurant through training sessions, meetings, seminars, on-premises visits, and by written or other material. We also assist franchisees with business planning, restaurant development, technology and human resource efforts.

Operations Quality Control. We continuously monitor franchise restaurant operations, principally through our full-time franchise consultants (27 as of December 28, 2003). We make both scheduled and unannounced inspections of restaurants to ensure that only approved products are in use and that our prescribed operations practices and procedures are being followed. During 2003, representatives made an average of approximately two visits to each of our franchise restaurants during which they conducted an inspection and consultation in the restaurant. We have the right to terminate a franchise if a franchisee does not operate and maintain a restaurant in accordance with our requirements.

Franchise Business Council. We maintain a Franchise Business Council which provides us with advice about operations, marketing, product development and other aspects of restaurant operations for the purpose of improving the franchise system. As of December 28, 2003, the Franchise Business Council consisted of eight franchisee representatives and three members of our senior management. Two franchisee representatives are permanent members and one franchisee representative must be a franchisee with five or less restaurants. Franchisees elect the remaining franchisee representatives annually.

International Franchise Arrangements. We continue to pursue international franchising of the Applebee's concept under a long-term strategy of controlled expansion. This strategy includes seeking qualified franchisees with the resources to open multiple restaurants in each territory and those with familiarity with the specific local business environment. We are currently focusing on international franchising in Canada, Mexico, Central and South

America and the Mediterranean/Middle East. In this regard, we currently have development agreements with 20 international franchisees. Franchisees operated 47 international restaurants as of December 28, 2003. The success of further international expansion will depend on, among other things, local acceptance of the Applebee's concept and our ability to attract qualified franchisees and operating personnel. We must also comply with the regulatory requirements of the local jurisdictions, and supervise international franchisee operations effectively.

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

In 2003, we arranged for a lease financing company to provide capital to qualified franchisees for investments in certain sales and technology initiatives over a three-year period ending in September 2006 under standard leasing terms and conditions. Under the terms of the arrangement, we do not guarantee any portion of the financing.

In November 2003, we arranged for a financing company to provide up to $75 million to qualified franchisees for short-term loans to fund remodel investments. Under the terms of this financing program, we will provide a limited guarantee pool for the loans advanced during the three-year period ending December 2006. There were no loans outstanding under this program as of December 28, 2003.

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

Service Marks

We own the rights to the "Applebee's Neighborhood Grill & Bar(R)" service mark and certain variations thereof and to other service marks used in our system in the United States and in various foreign countries. We are aware of names and marks similar to our service marks used by third parties in certain limited geographical areas. We intend to protect our service marks by appropriate legal action where and when necessary.

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

We are subject to various federal and state environmental regulations, but these regulations have not had a material adverse effect on our operations. New environmental requirements and regulations could delay or prevent development of new restaurants in particular locations.

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

Employees

As of December 28, 2003, we employed approximately 26,900 full and part-time employees. Of those, approximately 520 were corporate personnel, 1,630 were restaurant managers or managers in training and 24,750 were employed in non-management full and part-time restaurant positions. Of the 520 corporate employees, approximately 180 were in management positions and 340 were general office employees, including part-time employees.

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

Executive and Other Senior Officers of the Registrant

Our executive and other senior officers as of December 28, 2003 are shown below.

                 Name                Age                                       Position
    ------------------------------- -----   -------------------------------------------------------------------------------
    Lloyd L. Hill....................  59   Chairman  of the  Board of  Directors,  Chief  Executive  Officer  and
                                               President
    Steven K. Lumpkin................  49   Executive Vice President, Chief Financial Officer and Treasurer (Member of the
                                               Board  of Directors effective January 2004)
    David L. Goebel..................  53   Executive Vice President of Operations (Chief Operating Officer effective
                                               January 2004)
    Louis A. Kaucic..................  52   Executive Vice President and Chief People Officer
    John C. Cywinski.................  41   Senior Vice  President (Executive  Vice President  effective  January  2004)
                                               and Chief Marketing Officer
    Larry A. Cates...................  55   President of International Division
    Philip R. Crimmins...............  52   Senior Vice President of Development
    Kurt Hankins.....................  43   Senior Vice President of Menu Development and Innovation
    David R. Parsley.................  57   Senior Vice President of Supply Chain Management
    Carin L. Stutz...................  47   Senior Vice President of Company Operations
    Beverly O. Elving................  50   Vice President of Accounting
    Janell E. Jones..................  42   Vice President of Performance Systems
    Robert T. Steinkamp..............  58   Vice President, Secretary and General Counsel

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

Steven K. Lumpkin was employed by Applebee's in May 1995 as Vice President of Administration. In January 1996, he was promoted to Senior Vice President of Administration. In November 1997, he assumed the position of Senior Vice President of Strategic Development and in January 1998 was promoted to Executive Vice President of Strategic Development. He was named Chief Development Officer in March 2001. In March 2002, Mr. Lumpkin assumed the position of Chief Financial Officer and Treasurer. In January 2004, he was appointed to the Board of Directors. Prior to joining Applebee's, Mr. Lumpkin was a Senior Vice President of a division of the Olsten Corporation, Kimberly Quality Care, from July 1993 until January 1995. From June 1990 until July 1993, Mr. Lumpkin was an Executive Vice President and a member of the board of directors of Kimberly Quality Care. From January 1978 until June 1990, Mr. Lumpkin was employed by Price Waterhouse LLP, where he served as a management consulting partner and certified public accountant.

David L. Goebel was employed by Applebee's in February 2001 as Senior Vice President of Franchise Operations and was promoted to the position of Executive Vice President of Operations in December 2002. In January 2004, Mr. Goebel was promoted to Chief Operating Officer. Prior to joining Applebee's, Mr. Goebel headed a management company that provided consulting and strategic planning services to various businesses from April 1998 to February 2001. Prior to 1998, he was a franchise principal with an early developer group of the Boston Market concept. Mr. Goebel's business experience also includes positions as Vice President of Business Development for Rent-a-Center (a subsidiary of Thorn, EMI) and Vice President of Operations for Ground Round restaurants.

Louis A. Kaucic was employed by Applebee's in October 1997 as Senior Vice President of Human Resources. He was named Chief People Officer in March 2001 and Executive Vice President in March 2003. Prior to joining Applebee's, Mr. Kaucic was Vice President of Human Resources and later promoted to Senior Vice President of Human Resources with Unique Casual Restaurants, Inc., which operated several restaurant concepts, from July 1992 until October 1997. From 1982 to 1992, he was employed by Pizza Hut, Inc. in a variety of positions, including Director of Employee Relations. From 1978 to 1982, Mr. Kaucic was employed by Kellogg's as an Industrial Relations Manager.

John C. Cywinski was employed by Applebee's in July 2001 as Senior Vice President and Chief Marketing Officer and he was promoted to Executive Vice President in January 2004. Prior to joining Applebee's, Mr. Cywinski was employed as Vice President of Brand Strategy for McDonald's Corporation from April 1999 to July 2001. From October 1996 to April 1999, he was President of Buena Vista Pictures Marketing, the motion picture division of The Walt Disney Company. Prior to The Walt Disney Company, Mr. Cywinski was Vice President of U.S. Marketing for Burger King Corporation, where he held various positions of increasing responsibility from 1989 to 1996. He started his career with the Leo Burnett Advertising Agency in 1984.

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

Philip R. Crimmins was employed by Applebee's in August 2002 as Vice President of Operations Excellence. In September 2003, Mr. Crimmins was promoted to Senior Vice President of Development. Prior to joining Applebee's, he was employed by Pizza Hut, Inc. for 27 years, most recently as Vice President of Service Strategies. While at Pizza Hut, Inc., Mr. Crimmins held several other positions of increasing responsibility, including senior leadership positions in research and development, concept development, customer satisfaction, field training, and restaurant operations.

Kurt Hankins was employed by Applebee's in August 2001 as Vice President of Research and Development. In December 2003, Mr. Hankins was promoted to Senior Vice President of Menu Development and Innovation. Prior to joining Applebee's, he served as Vice President of Food and Beverage for Darden Restaurants, Inc. from July 1999 through July 2001. From August 1994 to July 1999, he served as Director of Food Research and Development for Darden Restaurants, Inc. Prior to his employment with Darden Restaurants, Inc., he held various positions in food and beverage research and development within the restaurant industry.

David R. Parsley was employed by Applebee's in April 2000 as Senior Vice President of Purchasing and Distribution. In January 2003, Mr. Parsley was named Senior Vice President of Supply Chain Management. Prior to joining Applebee's, Mr. Parsley held several positions with Prandium, Inc., operator of El Torito, Chi-Chi's and Koo Koo Roo, from November 1996 to April 2000, most recently as Senior Vice President of Quality and Supply Chain Management. He has also held purchasing positions with The Panda Management Company, Carl Karcher Enterprises, Proficient Food Company, Inc., and Baxter Healthcare Corporation.

Carin L. Stutz was employed by Applebee's in November 1999 as Senior Vice President of Company Operations. Prior to joining Applebee's, Ms. Stutz was Division Vice President with Wendy's International from July 1994 to November 1999. From 1993 to 1994, she was Regional Operations Vice President for Sodexho, USA. From 1990 to 1993, Ms. Stutz was employed by Nutri/System, Inc. as Vice President of Corporate Operations. Prior to 1990, Ms. Stutz was employed for 12 years with Wendy's International.

Beverly  O.  Elving was  employed  by  Applebee's  in June 1998 as  Director  of
Corporate Accounting. In September 2002, Ms. Elving was promoted to Vice President of Accounting. Prior to joining Applebee's, she was Chief Financial Officer from 1996 to 1998 for Integrated Medical Resources, a publicly-held management services company. From 1990 to 1996, Ms. Elving was employed by the Federal Deposit Insurance Corporation as Director of Financial Operations and was later promoted to Vice President of Financial Operations & Accounting. Ms. Elving, a certified public accountant, was also employed by Arthur Andersen & Co.

Janell E. Jones was employed by Applebee's in February 2000 as Vice President of Performance Systems. Prior to joining Applebee's, Ms. Jones was Regional Market Leader of the Hay Group, a nationally recognized independent compensation consulting firm. From 1993 to 1998, she was a Regional Director with the Hay Group. Ms. Jones has also held several management positions relating to compensation and employee benefits with several other companies. Ms. Jones resigned from Applebee's effective December 31, 2003.

Robert T. Steinkamp was employed by Applebee's in January 1990 as General Counsel. In March 1991, he was promoted to Vice President and General Counsel. Prior to joining Applebee's, Mr. Steinkamp was a partner in the law firm of Beckett & Steinkamp. Mr. Steinkamp resigned from Applebee's effective January 5, 2004.

Item 2.  Properties

As of December 28, 2003, we owned and operated 383 restaurants. Of these, we leased the land and building for 63 sites, owned the building and leased the land for 165 sites, and owned the land and building for 155 sites. In addition, as of December 28, 2003, we owned 6 sites for future development of restaurants and had entered into 18 lease agreements for restaurant sites we plan to open during 2004. Our leases generally have an initial term of 15 to 20 years, with renewal terms of 5 to 20 years, and provide for a fixed rental plus, in certain instances, percentage rentals based on gross sales.

We own an 80,000 square foot office building and lease a 23,000 square foot office building in Overland Park, Kansas, located in the Kansas City metropolitan area, in which our corporate offices are headquartered. We also lease office space in certain regions in which we operate restaurants.

Under our franchise agreements, we have certain rights to gain control of a restaurant site in the event of default under the lease or the franchise agreement.

The following table sets forth the 49 states and the nine international countries in which Applebee's are located and the number of restaurants operating in each state or country as of December 28, 2003:

                                                                 Number of Restaurants
                                                  -----------------------------------------------------
                    State or Country                 Company            Franchise         Total System
            ----------------------------------    --------------      -------------      --------------

            Domestic:
            Alabama........................                  --                 28                  28
            Alaska.........................                  --                  2                   2
            Arizona........................                  --                 25                  25
            Arkansas.......................                  --                  7                   7
            California.....................                   8                 78                  86
            Colorado.......................                  --                 30                  30
            Connecticut....................                  --                 10                  10
            Delaware.......................                   2                  5                   7
            Florida........................                  --                 89                  89
            Georgia........................                  --                 67                  67
            Idaho..........................                  --                  9                   9
            Illinois.......................                  10                 46                  56
            Indiana........................                   3                 56                  59
            Iowa...........................                  --                 23                  23
            Kansas.........................                  13                 17                  30
            Kentucky.......................                   4                 28                  32
            Louisiana......................                  --                 17                  17
            Maine..........................                   7                 --                   7
            Maryland.......................                   9                 11                  20
            Massachusetts..................                  30                 --                  30
            Michigan.......................                  60                 14                  74
            Minnesota......................                  52                  2                  54
            Mississippi....................                  --                 14                  14
            Missouri.......................                  39                  9                  48
            Montana........................                  --                  7                   7
            Nebraska.......................                  --                 17                  17
            Nevada.........................                  14                 --                  14
            New Hampshire..................                  12                 --                  12
            New Jersey.....................                  --                 34                  34
            New Mexico.....................                   8                  6                  14
            New York.......................                   1                 82                  83
            North Carolina.................                   1                 49                  50
            North Dakota...................                  --                  9                   9
            Ohio...........................                  --                 80                  80
            Oklahoma.......................                  --                 15                  15
            Oregon.........................                  --                 15                  15
            Pennsylvania...................                   1                 49                  50
            Rhode Island...................                   7                 --                   7
            South Carolina.................                  --                 42                  42
            South Dakota...................                  --                  4                   4
            Tennessee......................                  --                 46                  46
            Texas..........................                  42                 30                  72
            Utah...........................                  --                 12                  12
            Vermont........................                   3                 --                   3
            Virginia.......................                  52                 --                  52
            Washington.....................                  --                 21                  21
            West Virginia..................                   1                 12                  13
            Wisconsin......................                   4                 34                  38
            Wyoming........................                  --                  4                   4
                                                  --------------      -------------      --------------
            Total Domestic.................                 383              1,155               1,538
                                                  --------------      -------------      --------------



                                                                  Number of Restaurants
                                                  -----------------------------------------------------
                     State or Country                Company            Franchise         Total System
            ----------------------------------    --------------      --------------     --------------

            International:
            Bahrain........................                  --                  1                   1
            Canada.........................                  --                 17                  17
            Egypt..........................                  --                  1                   1
            Greece.........................                  --                  5                   5
            Honduras.......................                  --                  2                   2
            Kuwait.........................                  --                  2                   2
            Mexico.........................                  --                 17                  17
            Qatar..........................                  --                  1                   1
            Saudi Arabia...................                  --                  1                   1
                                                  --------------      --------------     --------------
            Total International............                  --                 47                  47
                                                  --------------      --------------     --------------
                                                            383              1,202               1,585
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

While the resolution of the matters described above may have an impact on our financial results for the period in which they are resolved, we believe that the ultimate disposition of these matters will not, individually or in the aggregate, have a material adverse effect upon our business or consolidated financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

1.  Our common stock trades on The Nasdaq Stock Market(R) under the symbol APPB.

    The table below sets forth for the fiscal quarters indicated the reported high and low sale prices of our common stock, as reported on The Nasdaq Stock Market.

                                                       2003                              2002
                                          -------------------------------   -------------------------------
                                               High            Low               High            Low
                                          --------------- ---------------   --------------- ---------------
                First Quarter               $     28.30     $     23.09       $     25.41     $     21.20
                Second Quarter              $     31.75     $     26.75       $     27.67     $     22.26
                Third Quarter               $     33.47     $     29.74       $     23.50     $     19.13
                Fourth Quarter              $     40.19     $     30.80       $     26.35     $     19.03

2.  Number of stockholders of record at December 28, 2003: 1,349

3. We declared an annual dividend of $0.07 per common share on December 11, 2003 for stockholders of record on December 26, 2003, and the dividend was paid on January 23, 2004. We declared an annual dividend of $0.06 per common share on December 12, 2002 for stockholders of record on December 27, 2002, and the dividend was paid on January 30, 2003.

    We presently anticipate continuing the payment of cash dividends based upon our annual net income. The actual amount of such dividends will depend upon future earnings, results of operations, capital requirements, our financial condition and certain other factors. There can be no assurance as to the amount of net income that we will generate in 2004 or future years and, accordingly, there can be no assurance as to the amount that will be available for the declaration of dividends, if any.

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


                                                                          Fiscal Year Ended
                                           -------------------------------------------------------------------------------
                                             December 28,    December 29,    December 30,    December 31,    December 26,
                                                 2003            2002            2001            2000            1999
                                           --------------- --------------- --------------- --------------- ---------------
                                                               (in thousands, except per share amounts)
STATEMENT OF EARNINGS DATA:
Company restaurant sales.................     $  867,158      $  724,616      $  651,119      $  605,414      $  596,754
Franchise royalties and fees.............        109,833         102,180          93,225          84,738          72,830
Other franchise income...................         13,147           2,688             --              --              --
                                           --------------- --------------- --------------- --------------- ---------------
    Total operating revenues.............     $  990,138      $  829,484      $  744,344      $  690,152      $  669,584
                                           =============== =============== =============== =============== ===============
Operating earnings.......................     $  153,647      $  129,708      $  112,427      $  107,207      $   94,910
Net earnings.............................     $   93,558      $   83,027      $   64,401      $   63,161      $   54,198
Basic net earnings per share.............     $     1.69      $     1.49      $     1.16      $     1.07      $     0.85
Diluted net earnings per share...........     $     1.64      $     1.46      $     1.13      $     1.07      $     0.84
Dividends declared per share.............     $     0.07      $     0.06      $     0.05      $     0.05      $     0.04
Basic weighted average shares
    outstanding..........................         55,296          55,605          55,512          58,841          63,908
Diluted weighted average shares
    outstanding..........................         56,939          56,922          56,877          59,170          64,353

BALANCE SHEET DATA
    (AT END OF FISCAL YEAR):
Total assets.............................     $  644,001      $  566,114      $  500,411      $  471,707      $  442,216
Long-term debt, including
  current portion........................     $   20,862      $   52,563      $   74,568      $   91,355      $  108,100
Stockholders' equity.....................     $  459,732      $  392,581      $  325,183      $  281,718      $  253,873

                                       17

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our results for 2003 were driven by the execution of integrated strategies, including improved food, promotions backed by effective advertising, meeting our guests' desires for more convenience, our focus on operations excellence and the retention of better people.

We completed the rollout of our Carside To Go(TM) program in all company restaurants in November 2003 where practicable and our franchisees will continue implementation during 2004. We expect Carside To Go(TM) to be a significant driver of sales and traffic growth in 2004.

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

We operate on a 52 or 53 week fiscal year ending on the last Sunday in December. Our fiscal years ended December 28, 2003, December 29, 2002 and December 30, 2001 each contained 52 weeks and are referred to hereafter as 2003, 2002 and 2001, respectively.

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

As of December 28, 2003 we have included in our consolidated balance sheet approximately $10,000,000 of assets restricted for the payment of claims, held primarily in cash equivalent investments, and approximately $1,000,000 of other restricted assets. In addition, we have recorded current liabilities of approximately $11,000,000 in loss and premium reserves related to the captive insurance subsidiary.

Application of Critical Accounting Policies

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which were prepared in accordance with accounting principles generally accepted in the United States of America. These principles require us to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and notes thereto. Actual results may differ from these estimates, and such differences may be material to our consolidated financial statements. We believe that the following significant accounting policies involve a higher degree of judgment or complexity.

Franchise revenues: Franchise revenues consist of franchise royalties, franchise fees and other franchise income. We recognize royalties on a franchisee's sales in the period in which the sales are reported to have occurred. We also receive a franchise fee for each restaurant that a franchisee opens. The recognition of franchise fees is deferred until we have performed substantially all of our related obligations as franchisor, typically when the restaurant opens. Other franchise income includes insurance premiums from franchisee participation in our captive insurance company and revenue from information technology products and services provided to certain franchisees. Income from franchise premiums and information technology services is recognized ratably over the related contract period. Income from information technology products is recognized when the products are installed at the restaurant.

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

Receivables: We continually assess the collectibility of our franchise receivables. We establish our allowance for bad debts based on several factors, including historical collection experience, the current economic environment and other specific information available to us at the time. The allowance for bad debts may change in the future due to changes in the factors above or other developments.

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

The following table is comprised of actual company restaurant sales for the restaurants acquired included in our consolidated financial statements for each period presented and pro forma company restaurant sales assuming the acquisitions occurred at the beginning of each respective period (in thousands):

                                                            2003            2002            2001
                                                       --------------- --------------- ---------------
Actual company restaurant sales
    for acquired restaurants.........................     $  66,300       $   6,300       $      --
                                                       =============== =============== ===============

Pro forma company restaurant sales
    for acquired restaurants.........................     $  72,400       $  68,400       $  63,800
                                                       =============== =============== ===============

Disposition

On July 20, 2003, we completed the sale of eight company restaurants in the Atlanta, Georgia market to an affiliate of an existing franchisee for $8,000,000 and recognized an immaterial gain in our consolidated statements of earnings. In connection with the sale of these restaurants, we closed one restaurant in the Atlanta market in June 2003. This transaction did not have a significant impact on our net earnings for fiscal 2003. Actual company restaurant sales included in our consolidated financial statements for the nine restaurants were approximately $10,300,000, $18,300,000 and $18,900,000 for 2003, 2002 and 2001,
respectively.

Results of Operations

The  following  table  contains   information   derived  from  our  consolidated
statements of earnings expressed as a percentage of total operating revenues, except where otherwise noted. Percentages may not add due to rounding.

                                                                           Fiscal Year Ended
                                                            -----------------------------------------------
                                                              December 28,    December 29,    December 30,
                                                                  2003            2002             2001
                                                            --------------- --------------- ---------------
    Revenues:
         Company restaurant sales.........................           87.6%           87.4%            87.5%
         Franchise royalties and fees.....................           11.1            12.3             12.5
         Other franchise income...........................            1.3             0.3               --
                                                            --------------- --------------- ---------------
              Total operating revenues....................          100.0%          100.0%           100.0%
                                                            =============== =============== ===============
    Cost of sales (as a percentage of company restaurant
         sales):
         Food and beverage................................           26.0%           26.6%            27.0%
         Labor............................................           32.7            32.9             32.1
         Direct and occupancy.............................           25.0            25.1             25.3
         Pre-opening expense..............................            0.2             0.3              0.3
                                                            --------------- --------------- ---------------
              Total cost of sales.........................           83.9%           84.8%            84.7%
                                                            =============== =============== ===============

    Cost of other franchise income (as a percentage of
         other franchise income)..........................           96.6%           80.8%              --
    General and administrative expenses...................            9.6             9.8              9.8%
    Amortization of intangible assets.....................             --              --              0.8
    Loss on disposition of restaurants and equipment......            0.1             0.1              0.2
                                                            --------------- --------------- ---------------
    Operating earnings....................................           15.5            15.6             15.1
                                                            --------------- --------------- ---------------
    Other income (expense):
         Investment income................................            0.2             0.2              0.2
         Interest expense.................................           (0.2)           (0.3)            (1.0)
         Impairment of Chevys note receivable.............           (0.9)             --               --
         Other income (expense)...........................            0.2             0.1             (0.6)
                                                            --------------- --------------- ---------------
              Total other income (expense)................           (0.8)            0.1             (1.4)
                                                            --------------- --------------- ---------------
    Earnings before income taxes..........................           14.8            15.7             13.7
    Income taxes..........................................            5.3             5.7              5.0
                                                            --------------- --------------- ---------------
    Net earnings..........................................            9.4%           10.0%             8.7%
                                                            =============== =============== ===============


(1) As a result of the adoption of Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," the extraordinary loss from the extinguishment of debt and the related tax benefit previously recognized in fiscal 2001 have been reclassified to other expense.

Fiscal Year Ended December 28, 2003 Compared With Fiscal Year Ended December 29, 2002
--------------------------------------------------------------------------------

Company Restaurant Sales. Total company restaurant sales increased $142,542,000 (20%) from $724,616,000 in 2002 to $867,158,000 in 2003. Company restaurant openings and weighted average weekly sales contributed approximately 9% and 5%, respectively, of the increase in total company restaurant sales in 2003. The acquisition of 21 franchise restaurants in the Washington D.C. area in November 2002 and 11 restaurants in Illinois, Indiana, Kentucky, and Missouri in late March 2003 contributed approximately 8% of the increase in company restaurant sales. These increases were partially offset by the sale of 8 restaurants in the Atlanta, Georgia market in July 2003.

Comparable restaurant sales at company restaurants increased by 5.2% in 2003. Weighted average weekly sales at company restaurants increased 4.6% from $43,019 in 2002 to $45,000 in 2003. These increases were due primarily to increases in guest traffic and in the average guest check resulting from our food promotions. In addition, a portion of the increase resulted from the implementation of our To Go initiative and menu price increases of approximately 1.5% in fiscal 2003. In November 2003, we completed the implementation of our Carside To Go(TM) program in all company restaurants where practicable. To Go sales mix increased from 5.0% of company restaurant sales in 2002 to 7.1% of company restaurant sales in 2003.

Franchise Royalties and Fees. Franchise royalties and fees increased $7,653,000 (7%) from $102,180,000 in 2002 to $109,833,000 in 2003 due primarily to the increased number of franchise restaurants operating during 2003 as compared to 2002 and increases in comparable restaurant sales. Weighted average weekly sales and franchise comparable restaurant sales increased 3.3% and 3.7%, respectively, in 2003.

Other Franchise Income. Other franchise income increased from $2,688,000 in 2002 to $13,147,000 in 2003 due primarily to an increase of $10,200,000 in revenues recognized related to the franchise premium amounts billed by the captive insurance company, which was formed in September 2002. Franchise premiums are recognized in other franchise income ratably over the policy year.

Cost of Company Restaurant Sales. Food and beverage costs decreased from 26.6% in 2002 to 26.0% in 2003. This decrease was due to menu price increases and operational improvements resulting from our supply chain management initiatives.

Labor costs decreased from 32.9% in 2002 to 32.7% in 2003. This decrease was due to lower hourly costs due to higher sales volume at company restaurants and was partially offset by higher costs related to the addition of dedicated To Go hourly labor at most of our restaurants during the second half of 2003 and higher workers' compensation costs.

Direct and occupancy costs decreased from 25.1% in 2002 to 25.0% in 2003 due primarily to lower rent expense and depreciation expense, as a percentage of sales, and was partially offset by higher insurance costs and higher packaging costs relating to our To Go initiative.

Cost of Other Franchise Income. Cost of other franchise income increased from $2,173,000 in 2002 to $12,697,000 in 2003 due primarily to an increase in costs of $10,260,000 related to the operation of our captive insurance company, which was formed in September 2002.

General and Administrative Expenses. General and administrative expenses decreased from 9.8% in 2002 to 9.6% in 2003 as a result of the absorption of general and administrative expenses over a larger revenue base. This decrease was partially offset by higher depreciation expense related to our new information systems and increased incentive compensation.

Impairment of Chevys Note Receivable. In June 2003, Chevys announced the sale of the majority of its restaurants. Subsequent to the announcement, we received Chevys' audited financial statements for the fiscal year ended December 31, 2002. During the fiscal quarter ended June 29, 2003, we fully impaired the principal and accrued interest of approximately $8,800,000. In October 2003, Chevys Inc. filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code.

Income Taxes. The effective income tax rate, as a percentage of earnings before income taxes, decreased from 36.2% in 2002 to 36.0% in 2003 due to a reduction in state and local income taxes.

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

Franchise Royalties and Fees. Franchise royalties and fees increased $8,955,000 (10%) from $93,225,000 in 2001 to $102,180,000 in 2002. The increased number of franchise restaurants operating during 2002 as compared to 2001 contributed approximately 7% to the 10% total increase in franchise income. In addition, comparable restaurant sales and weighted average weekly sales for franchise restaurants increased 3.6% and 3.7%, respectively, in 2002.

Other Franchise Income. Other franchise income was $2,688,000 in 2002 due primarily to revenues recognized related to the franchise premium amounts billed by the captive insurance company, which was formed in September 2002. Franchise premiums are recognized in other franchise income ratably over the policy year.

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

Cost of Other Franchise Income. Cost of other franchise income was $2,173,000 in 2002 due primarily to the costs related to the operation of our captive insurance company, which was formed in September 2002.

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

Liquidity and Capital Resources

Our need for capital historically has resulted from the construction and acquisition of restaurants, the repurchase of our common shares and investment in information technology systems. In the past, we have obtained capital through public stock offerings, debt financing, and our ongoing operations. Cash flows from our ongoing operations include cash generated from company and franchise operations, credit from trade suppliers, real estate lease financing, and landlord contributions to leasehold improvements. We have also used our common stock as consideration in the acquisition of restaurants. In addition, we have assumed debt or issued new debt in connection with certain mergers and acquisitions.

Capital expenditures were $64,874,000 in 2002 (excluding the acquisition of 21 restaurants) and $82,562,000 in 2003 (excluding the acquisition of 11 restaurants). We currently expect to open at least 28 company restaurants, and capital expenditures excluding acquisitions are expected to be between $80,000,000 and $90,000,000 in 2004. These expenditures will primarily be for the development of new restaurants, refurbishment and capital replacement for existing restaurants, and the enhancement of information systems. Because we expect to continue to purchase a portion of our sites, the amount of actual capital expenditures will be dependent upon, among other things, the proportion of leased versus owned properties. In addition, if we open more restaurants than we currently anticipate or acquire additional restaurants, our capital requirements will increase accordingly.

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

On July 20, 2003, we completed the sale of eight company restaurants in the Atlanta, Georgia market to an affiliate of an existing franchisee for $8,000,000 and recognized an immaterial gain in our consolidated statements of earnings. In connection with the sale of these restaurants, we closed one restaurant in the Atlanta market in June 2003. This transaction did not have a significant impact on our net earnings for fiscal 2003.

Our bank credit agreement, as amended, expires in November of 2005 and provides for a $150,000,000 unsecured revolving credit facility, of which $25,000,000 may be used for the issuance of letters of credit. The facility is subject to various covenants and restrictions which, among other things, require the maintenance of stipulated fixed charge, leverage and indebtedness to capitalization ratios, as defined, and limit additional indebtedness and capital expenditures in excess of specified amounts. Cash dividends are limited to $10,000,000 annually. The facility is subject to standard other terms, conditions, covenants, and fees. We are currently in compliance with the covenants contained in our credit agreement. As of December 28, 2003, we had borrowings of $15,000,000 and had standby letters of credit of $12,000,000 outstanding under our revolving credit facility.

During 2003, we repurchased 1,679,500 shares of our common stock at an average price of $29.63 for an aggregate cost of $49,800,000. In December 2003, our Board of Directors authorized an additional repurchase of $80,000,000 of our common stock. As of December 28, 2003, we had $99,800,000 remaining under these authorizations.

As of December 28, 2003, our liquid assets totaled $17,894,000. These assets consisted of cash and cash equivalents in the amount of $17,867,000 and short-term investments in the amount of $27,000. The working capital deficit increased from $45,607,000 as of December 29, 2002 to $62,710,000 as of December 28, 2003. This increase was due primarily to the increase in the loss reserve and unearned premiums related to the captive insurance subsidiary and increases in accrued bonuses and accounts payable and was partially offset by increases in inventories and receivables.

We believe that our liquid assets and cash generated from operations, combined with borrowings available under our credit facilities, will provide sufficient funds for our operating, capital and other requirements for the foreseeable future.

The following table shows our debt amortization schedule, future capital lease commitments (including principal and interest payments), future operating lease commitments and future purchase obligations as of December 28, 2003 (in thousands):

                                                                           Payments due by period
                                                   ----------------------------------------------------------------------
                    Certain                                        Less than 1       1-3           3-5      More than 5
             Contractual Obligations                   Total           year         Years         Years        years
-------------------------------------------------  -------------  ------------- ------------- ------------ -------------
Long-term Debt (excluding capital
    lease obligations)..........................     $  16,654      $     119     $  15,241     $    118     $   1,176
Capital Lease Obligations.......................         9,838            741         1,561        1,673         5,863
Operating Leases................................       215,486         18,863        35,328       34,658       126,637
Purchase Obligations - Company(1)...............       143,331         85,869        39,388       14,198         3,876
Purchase Obligations - Franchise(2).............       318,134        181,215       103,522       21,708        11,689

(1) The amounts for company purchase obligations include commitments for food items and supplies, severance and employment agreements, and other miscellaneous commitments.

(2) The amounts for franchise purchase obligations include commitments for food items and supplies made by Applebee's International, Inc. for our franchisees. Applebee's International, Inc. contracts with certain suppliers to ensure competitive pricing. These amounts will only be payable by Applebee's International, Inc. if our franchisees do not meet certain minimum contractual requirements.

Other Contractual Obligations

We have outstanding lease guarantees of approximately $24,300,000 as of December 28, 2003 (see Note 15 to our Consolidated Financial Statements). We have not recorded a liability for these guarantees as of December 28, 2003 or December 29, 2002.

We have severance and employment agreements with certain officers and other senior executives providing for severance payments to be made in the event the employee resigns or is terminated related to a change in control. The agreements define the circumstances which will constitute a change in control. If the severance payments had been due as of December 28, 2003, we would have been required to make payments totaling approximately $11,400,000. In addition, we have severance and employment agreements with certain officers which contain severance provisions not related to a change in control. Those provisions would have required aggregate payments of approximately $6,800,000 if such officers had been terminated as of December 28, 2003.

On November 7, 2002, we acquired the operations and assets of 21 Applebee's restaurants located in the Washington, D.C. area from a franchisee. The purchase agreement provides for additional consideration in July 2004 if the restaurants achieve cash flows in excess of historical levels. The amount of additional payments, if any, under this agreement will not be material to our consolidated financial statements.

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

New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized only when the liability is incurred and measured at fair value. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The initial adoption of this Statement in January 2003 did not have a material impact on our results of operations or financial position.

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

In December 2003, the FASB issued FASB Interpretation No. ("FIN") 46R, "Consolidation of Variable Interest Entities and Interpretation of ARB No. 51." This interpretation, which replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. This interpretation is required in financial statements for periods ending after March 15, 2004 for those companies that have yet to adopt the provisions of FIN
46. We are currently assessing FIN 46R and, although we have not completed our analysis, we do not expect the adoption to have a material impact on our consolidated financial statements.

Forward-Looking Statements

The statements contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section regarding restaurant development, capital expenditures and financial commitments are forward-looking and based on current expectations. There are several risks and uncertainties that could cause actual results to differ materially from those described. These risks include but are not limited to our ability and the ability of our franchisees to open and operate additional restaurants profitably, the ability of our franchisees to obtain financing, the continued growth of our franchisees, our ability to attract and retain qualified franchisees, the impact of intense competition in the casual dining segment of the restaurant industry, and our ability to control restaurant operating costs which are impacted by market changes, minimum wage and other employment laws, food costs and inflation. For a more detailed discussion of the principal factors that could cause actual results to be materially different, you should read our current report on Form 8-K which we filed with the Securities and Exchange Commission on February 11, 2004. We disclaim any obligation to update forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from fluctuations in interest rates and changes in commodity prices. Our revolving credit facility bears interest either at the bank's prime rate or LIBOR plus 0.625%, at our option. As of December 28, 2003, the total amount of debt subject to interest rate fluctuations was $15,000,000. A 1% change in interest rates would result in an increase or decrease in interest expense of $150,000 per year. We may from time to time enter into interest rate swap agreements to manage the impact of interest rate changes on our earnings. Many of the food products we purchase are subject to price volatility due to factors that are outside of our control such as weather and seasonality. As part of our strategy to moderate this volatility, we have entered into fixed price purchase commitments.

Item 8.  Financial Statements and Supplementary Data

See the Index to Consolidated Financial Statements on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

As of December 28, 2003, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective. During our most recent fiscal quarter, there have been no changes in our internal control over financial reporting that occurred that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

If you would like information about our executive officers, you should read the section entitled "Executive and Other Senior Officers of the Registrant" in Part I of this report. You should read the information under the caption "Information About the Board of Directors and Executive and Other Senior Officers" for information on our Board of Directors and the caption "Section 16(a) Beneficial Ownership Reporting Compliance" for information regarding our Section 16(a) ownership compliance located in the Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 13, 2004. We incorporate that information in this document by reference.

Our Board of Directors has adopted a Code of Conduct for all employees and directors. A copy of this document is available on our website at www.applebees.com, free of charge under the Invester/Media Relations section. We will satisfy any disclosure requirements under Item 10 on Form 8-K regarding an amendment to, or waiver from, any provision of the Code with respect to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions by disclosing the nature of such amendment or waiver on our website or in a report on Form 8-K.

Our Board of Directors has determined that Mr. Eric L. Hansen, a member of the audit committee and an independent director, is an audit committee financial expert, as defined under 401(h) of Regulation S-K.

Item 11. Executive Compensation

If you would like information about our executive compensation, you should read the information under the caption "Executive Compensation" and "Information About the Board of Directors and Executive and Other Senior Officers" in the Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 13, 2004. We incorporate that information in this document by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

If you would like information about the stock owned by our management and certain large stockholders and our equity compensation plans, you should read the information under the caption "Stock Ownership of Officers, Directors and Major Stockholders" and "Equity Compensation Plan Information" in the Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 13, 2004. We incorporate that information in this document by reference.

Item 13. Certain Relationships and Related Transactions

If you would like information about certain transactions which we have completed or certain relationships which we have entered into, you should read the information under the caption "Certain Transactions" in the Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 13, 2004. We incorporate that information in this document by reference.

Item 14. Principal Accounting Fees and Services

If you would like information about fees paid to our auditors, you should read the information under the caption "Fees and Services of Deloitte & Touche LLP" in the Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 13, 2004. We incorporate that information in this document by reference.

                                     PART IV

Item 15. Exhibits and Reports on Form 8-K

(a) List of documents filed as part of this report:

         1.   Financial Statements:

              The financial statements are listed in the accompanying "Index to Consolidated Financial Statements" on Page F-1.

         2.   Financial Statement Schedules:

              None.

         3.   Exhibits:

              The exhibits filed with or incorporated by reference in this report are listed on the Exhibit Index beginning on page E-1.

(b) Reports on Form 8-K:

         We filed a report on Form 8-K on October 20, 2003, announcing the temporary suspension of trading under one of our benefit plans.

         We furnished a report on Form 8-K on October 23, 2003 announcing the broadcast of our third quarter 2003 earnings conference call over the Internet.

         We furnished a report on Form 8-K on October 30, 2003, announcing third quarter 2003 diluted earnings per share of 45 cents.

         We furnished a report on Form 8-K on November 10, 2003, announcing our presentation at the Oppenheimer & Company 2003 Restaurant Conference.

         We filed a report on Form 8-K on December 1, 2003, announcing November comparable sales.

         We filed a report on Form 8-K on December 12, 2003, announcing an increased annual dividend and a stock repurchase authorization.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         APPLEBEE'S INTERNATIONAL, INC.


Date:    March 8, 2004                 By:   /s/   Lloyd L. Hill
     --------------------------------     --------------------------------
                                          Lloyd L. Hill
                                          Chairman and Chief Executive Officer


                                POWER OF ATTORNEY

KNOWN TO ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lloyd L. Hill and Rebecca R. Tilden, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/   Lloyd L. Hill                Date:            March 8, 2004
    ------------------------------           -----------------------------------
    Lloyd L. Hill
    Director, Chairman of the Board and Chief
    Executive Officer
    (principal executive officer)

By: /s/   Steven K. Lumpkin            Date:            March 8, 2004
    ------------------------------            ----------------------------------
    Steven K. Lumpkin
    Director, Executive Vice President and Chief
    Financial Officer
    (principal financial officer)

By: /s/   Beverly O. Elving            Date:            March 8, 2004
    ------------------------------            ----------------------------------
    Beverly O. Elving
    Vice President, Accounting
    (principal accounting officer)

By: /s/   Erline Belton                       Date:     March 8, 2004
    ------------------------------            ----------------------------------
    Erline Belton
    Director


By: /s/   Douglas R. Conant                   Date:     March 8, 2004
    ------------------------------            ----------------------------------
    Douglas R. Conant
    Director


By: /s/   D. Patrick Curran                   Date:     March 8, 2004
    ------------------------------            ----------------------------------
    D. Patrick Curran
    Director


By: /s/   Eric L. Hansen                      Date:     March 8, 2004
    ------------------------------            ----------------------------------
    Eric L. Hansen
    Director


By: /s/   Mark S. Hansen                      Date:     March 8, 2004
    ------------------------------            ----------------------------------
    Mark S. Hansen
    Director


By: /s/   Jack P. Helms                       Date:     March 8, 2004
    ------------------------------            ----------------------------------
    Jack P. Helms
    Director


By: /s/   Burton M. Sack                      Date:     March 8, 2004
    ------------------------------            ----------------------------------
    Burton M. Sack
    Director

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                   Index to consolidated Financial Statements

                                                                                                                  Page


    Independent Auditors' Report..............................................................................     F-2

    Consolidated Balance Sheets as of December 28, 2003 and
         December 29, 2002  ..................................................................................     F-3

    Consolidated Statements of Earnings for the fiscal years ended
         December 28, 2003, December 29, 2002 and December 30, 2001...........................................     F-4

    Consolidated Statements of Stockholders' Equity for the fiscal Years
         Ended December 28, 2003, December 29, 2002 and December 30, 2001.....................................     F-5

    Consolidated Statements of Cash Flows for the fiscal years ended
         December 28, 2003, December 29, 2002 and December 30, 2001...........................................     F-6

    Notes to Consolidated Financial Statements................................................................     F-8


                          Independent Auditors' Report


To the Board of Directors
Applebee's International, Inc. and Subsidiaries
Overland Park, Kansas

We have audited the accompanying consolidated balance sheets of Applebee's International, Inc. and subsidiaries (the "Company") as of December 28, 2003 and December 29, 2002, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three fiscal years in the period ended December 28, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2003 and December 29, 2002, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 28, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 8 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets with the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," on December 31, 2001.




Deloitte & Touche LLP

Kansas City, Missouri
March 4, 2004

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)


                                                                                        December 28,      December 29,
                                                                                            2003              2002
                                                                                        ------------     -------------
                                                               ASSETS
Current assets:
    Cash and cash equivalents......................................................      $  17,867        $  15,169
    Short-term investments, at market value........................................             27              503
    Receivables, net of allowance..................................................         31,950           26,092
    Receivables related to captive insurance subsidiary............................            450            1,803
    Inventories....................................................................         20,799           11,504
    Prepaid income taxes...........................................................          5,800            5,002
    Prepaid and other current assets...............................................          9,729            9,506
                                                                                        ------------     ------------
         Total current assets......................................................         86,622           69,579
Property and equipment, net........................................................        419,802          383,002
Goodwill...........................................................................        105,326           88,715
Restricted assets related to captive insurance subsidiary..........................         10,763              --
Franchise interest and rights, net.................................................          1,137            1,468
Other assets, net..................................................................         20,351           23,350
                                                                                        ------------     ------------
                                                                                         $ 644,001        $ 566,114
                                                                                        ============     ============


                                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt..............................................      $     192        $     377
    Accounts payable...............................................................         37,633           27,479
    Accrued expenses and other current liabilities.................................         96,637           82,204
    Loss reserve and unearned premiums related to captive insurance subsidiary.....         11,007            1,803
    Accrued dividends..............................................................          3,863            3,323
                                                                                        ------------     ------------
         Total current liabilities.................................................        149,332          115,186
                                                                                        ------------     ------------
Non-current liabilities:
    Long-term debt - less current portion..........................................         20,670           52,186
    Other non-current liabilities..................................................         14,267            6,161
                                                                                        ------------     ------------
         Total non-current liabilities.............................................         34,937           58,347
                                                                                        ------------     ------------
         Total liabilities.........................................................        184,269          173,533
                                                                                        ------------     ------------
Commitments and contingencies (Notes 10, 11 and 15)
Stockholders' equity:
    Preferred stock - par value $0.01 per share: authorized - 1,000,000 shares;
         no shares issued..........................................................            --               --
    Common stock - par value $0.01 per share:  authorized - 125,000,000 shares;
         issued - 72,336,788 shares................................................            723              723
    Additional paid-in capital.....................................................        200,574          187,523
    Retained earnings..............................................................        524,316          434,621
    Accumulated other comprehensive income, net of income taxes....................            --                16
                                                                                        ------------     ------------
                                                                                           725,613          622,883
    Treasury stock - 17,143,845 shares in 2003 and 16,948,371 shares in 2002, at
         cost......................................................................       (265,881)        (230,302)
                                                                                        ------------     ------------
         Total stockholders' equity................................................        459,732          392,581
                                                                                        ------------     ------------
                                                                                         $ 644,001        $ 566,114
                                                                                        ============     ============



                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (in thousands, except per share amounts)


                                                                                  Fiscal Year Ended
                                                                  --------------------------------------------------
                                                                   December 28,      December 29,      December 30,
                                                                       2003              2002              2001
                                                                  --------------    --------------    --------------
Revenues:
    Company restaurant sales................................        $ 867,158          $ 724,616         $ 651,119
    Franchise royalties and fees............................          109,833            102,180            93,225
    Other franchise income..................................           13,147              2,688               --
                                                                  --------------    --------------    --------------
         Total operating revenues...........................          990,138            829,484           744,344
                                                                  --------------    --------------    --------------
Cost of company restaurant sales:
    Food and beverage.......................................          225,346            192,424           175,977
    Labor...................................................          283,745            238,266           208,996
    Direct and occupancy....................................          216,677            181,767           164,965
    Pre-opening expense.....................................            1,950              1,974             1,701
                                                                  --------------    --------------    --------------
         Total cost of company restaurant sales.............          727,718            614,431           551,639
                                                                  --------------    --------------    --------------
Cost of other franchise income..............................           12,697              2,173               --
General and administrative expenses.........................           95,013             81,653            72,935
Amortization of intangible assets...........................              364                381             5,851
Loss on disposition of restaurants and equipment............              699              1,138             1,492
                                                                  --------------    --------------    --------------
Operating earnings..........................................          153,647            129,708           112,427
                                                                  --------------    --------------    --------------
Other income (expense):
    Investment income.......................................            1,554              1,498             1,650
    Interest expense........................................           (1,733)            (2,168)           (7,456)
    Impairment of Chevys note receivable (Note 5)...........           (8,803)               --                --
    Other income (expense)..................................            1,520              1,098            (4,720)
                                                                  --------------    --------------    --------------
         Total other income (expense).......................           (7,462)               428           (10,526)
                                                                  --------------    --------------    --------------
Earnings before income taxes................................          146,185            130,136           101,901
Income taxes................................................           52,627             47,109            37,500
                                                                  --------------    --------------    --------------
Net earnings................................................        $  93,558          $  83,027         $  64,401
                                                                  ==============    ==============    ==============
Basic net earnings per common share.........................        $    1.69          $    1.49         $    1.16
                                                                  ==============    ==============    ==============
Diluted net earnings per common share.......................        $    1.64          $    1.46         $    1.13
                                                                  ==============    ==============    ==============
Basic weighted average shares outstanding...................           55,296             55,605            55,512
                                                                  ==============    ==============    ==============
Diluted weighted average shares outstanding.................           56,939             56,922            56,877
                                                                  ==============    ==============    ==============






                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (in thousands, except share amounts)

                                                                                               Accumulated
                                                                                                  Other
                                                        Common Stock     Additional           Comprehensive                Total
                                                     ------------------  Paid-In    Retained     Income      Treasury  Stockholders'
                                                       Shares    Amount  Capital    Earnings     (Loss)       Stock       Equity
                                                     ----------- ------- ---------- --------- ------------- ---------- -------------
Balance, December 31, 2000.......................... 72,336,788   $ 723  $ 172,037  $293,531    $     39    $(184,612)    $ 281,718

Comprehensive income:
   Net earnings.....................................         --     --         --     64,401         --          --          64,401
   Change in unrealized gain on short-term
       investments, net of income taxes.............         --     --         --        --          (25)        --             (25)
   Transition adjustment related to financial
       instruments, net of taxes....................         --     --         --        --         (250)        --            (250)
   Change in fair value of derivative instruments...         --     --         --        --       (4,220)        --          (4,220)
   Adjustment for termination of interest rate
       swap agreements..............................         --     --         --        --        4,470         --           4,470
                                                     ----------- ------- ---------- --------- ------------- ---------- -------------
Total comprehensive income..........................         --     --         --     64,401         (25)        --          64,376
                                                     ----------- ------- ---------- --------- ------------- ---------- -------------
   Purchases of treasury stock......................         --     --         --        --          --       (44,987)      (44,987)
   Dividends declared on common stock, $0.05 per
       share........................................         --     --         --     (2,982)        --          --          (2,982)
   Stock options exercised and related tax benefit..         --     --       7,472       --          --        16,518        23,990
   Shares issued under employee benefit plans.......         --     --         870       --          --         1,392         2,262
   Restricted shares awarded under equity
       incentive plan, net of cancellations.........         --     --        (254)      --          --           383           129
   Unearned compensation relating to restricted
       shares.......................................         --     --         326       --          --          --             326
   Net repayments of notes receivable from officers
       for stock sales..............................         --     --         351       --          --          --             351
                                                     ----------- ------- ---------- --------- ------------- ---------- -------------
Balance, December 30, 2001.......................... 72,336,788     723    180,802   354,950          14     (211,306)      325,183

Comprehensive income:
   Net earnings.....................................         --     --         --     83,027         --          --          83,027
   Change in unrealized gain on short-term
       investments, net of income taxes.............         --     --         --        --            2         --               2
                                                     ----------- ------- ---------- --------- ------------- ---------- -------------
Total comprehensive income..........................         --     --         --    183,027           2         --          83,029
                                                     ----------- ------- ---------- --------- ------------- ---------- -------------
   Purchases of treasury stock......................         --     --         --        --          --       (26,113)      (26,113)
   Dividends declared on common stock, $0.06 per
       share........................................         --     --         --     (3,323)        --          --          (3,323)
   Stock options exercised and related tax benefit..         --     --       2,796       --          --         4,495         7,291
   Shares issued under employee benefit plans.......         --     --       2,741       --          --         2,129         4,870
   Restricted shares awarded under equity incentive
       plan.........................................         --     --           8       --          --           493           501
   Unearned compensation relating to restricted
       shares.......................................         --     --         659       --          --          --             659
   Net repayments of notes receivable from officers
       for stock sales..............................         --     --         517       --          --          --             517
   Dividends paid for fractional shares.............         --     --         --        (33)        --          --             (33)
                                                     ----------- ------- ---------- ---------- ------------ ---------- -------------

Balance, December 29, 2002..........................  72,336,788    723    187,523   434,621          16     (230,302)      392,581

Comprehensive income:
   Net earnings.....................................         --     --         --     93,558         --          --          93,558
   Change in unrealized gain on short-term
       investments, net of income taxes.............         --     --         --        --          (16)        --             (16)
                                                     ----------- ------- ---------- ---------- ------------ ---------- -------------
Total comprehensive income..........................         --     --         --     93,558         (16)        --          93,542
                                                     ----------- ------- ---------- ---------- ------------ ---------- -------------
   Purchases of treasury stock......................         --     --         --        --          --       (49,757)      (49,757)
   Dividends declared on common stock, $0.07 per
       share........................................         --     --         --     (3,863)        --          --          (3,863)
   Stock options exercised and related tax benefit..         --     --       9,884       --          --        11,898        21,782
   Shares issued under employee benefit plans.......         --     --       2,554       --          --         1,732         4,286
   Restricted shares awarded under equity
       incentive plan, net of cancellations.........         --     --        (497)      --          --           548            51
   Unearned compensation relating to restricted
       shares.......................................         --     --       1,011       --          --          --           1,011
   Net repayments of notes receivable from officers
       for stock sales..............................         --     --          99       --          --          --              99
                                                     ----------- ------- ---------- ---------- ------------ ---------- -------------
Balance, December 28, 2003.......................... 72,336,788   $ 723  $ 200,574  $524,316    $    --     $(265,881)    $ 459,732
                                                     =========== ======= ========== ========== ============ ========== =============

                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                     Fiscal Year Ended
                                                                       ----------------------------------------------
                                                                        December 28,    December 29,    December 30,
                                                                            2003            2002            2001
                                                                       --------------  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings.....................................................      $  93,558       $  83,027       $  64,401
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
        Depreciation and amortization..............................         40,663          35,110          31,780
        Amortization of intangible assets..........................            364             381           5,851
        Write-off of deferred financing costs......................            --              --            1,976
        Amortization of deferred financing costs...................            195             195             648
        Deferred income tax provision (benefit)....................          1,995           3,296          (4,520)
        Gain on sale of investments................................            (24)            --              --
        Loss on disposition of restaurants and equipment...........            699           1,138           1,492
        Impairment of Chevys note receivable.......................          8,803             --              --
        Income tax benefit from exercise of stock options..........          7,606           1,905           4,807
  Changes in assets and liabilities (exclusive of effects of acquisitions or dispositions):
        Receivables................................................         (5,962)         (3,158)         (3,067)
        Receivables related to captive insurance subsidiary........          1,353             --              --
        Inventories................................................         (9,139)         (1,067)          2,451
        Prepaid income taxes.......................................           (798)            --              --
        Prepaid and other current assets...........................          1,063          (4,358)         (3,992)
        Accounts payable...........................................         10,233           5,283          (4,360)
        Accrued expenses and other current liabilities.............         15,074          10,795           9,040
        Loss reserve and unearned premiums related to captive
          insurance subsidiary.....................................          9,204             --              --
        Accrued income taxes.......................................            --             (979)           (121)
        Other......................................................          1,002           1,065          (2,323)
                                                                       --------------  --------------  --------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES..................        175,889         132,633         104,063
                                                                       --------------  --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment...........................        (82,562)        (64,874)        (50,086)
     Acquisition of restaurants....................................        (21,557)        (34,250)            --
     Proceeds from sale of restaurants and equipment...............          9,228             279             433
     Purchases of short-term investments...........................            --             (150)           (200)
     Maturities and sales of short-term investments................            480             350             774
     Restricted assets related to captive insurance subsidiary.....        (10,763)            --              --
                                                                       --------------  --------------  --------------
        NET CASH USED BY INVESTING ACTIVITIES......................       (105,174)        (98,645)        (49,079)
                                                                       --------------  --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchases of treasury stock...................................        (49,757)        (26,113)        (44,987)
     Dividends paid................................................         (3,323)         (3,010)         (2,779)
     Issuance of common stock upon exercise of stock options.......         14,176           5,386          19,183
     Shares issued under employee benefit plans....................          4,286           4,870           2,262
     Proceeds from issuance of long-term debt......................            --              --           70,000
     Deferred financing costs relating to issuance of long-term
        debt.......................................................            --              --             (577)
     Net payments on long-term debt................................        (33,399)        (22,000)        (86,801)
                                                                       --------------  --------------  --------------
        NET CASH USED BY FINANCING ACTIVITIES......................        (68,017)        (40,867)        (43,699)
                                                                       --------------  --------------  --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...............          2,698          (6,879)         11,285
CASH AND CASH EQUIVALENTS, beginning of period.....................         15,169          22,048          10,763
                                                                       --------------  --------------  --------------
CASH AND CASH EQUIVALENTS, end of period...........................      $  17,867       $  15,169       $  22,048
                                                                       ==============  ==============  ==============


                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                 (in thousands)


                                                                               Fiscal Year Ended
                                                             ------------------------------------------------------
                                                               December 28,       December 29,       December 30,
                                                                   2003               2002               2001
                                                             -----------------  -----------------  ----------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the year for:
         Income taxes....................................       $    45,557        $    44,983        $    40,147
                                                             =================  =================  ================
         Interest........................................       $     1,079        $     1,532        $     7,728
                                                             =================  =================  ================

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

We issued restricted common stock, net of forfeitures, of $1,842,000 in 2003, $1,258,000 in 2002 and $764,000 in 2001.

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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Organization

Applebee's International, Inc. and our subsidiaries develop, franchise and operate casual dining restaurants under the name "Applebee's Neighborhood Grill & Bar." As of December 28, 2003, there were 1,585 Applebee's restaurants. Franchisees operated 1,202 of these restaurants and 383 restaurants were company operated. These restaurants were located in 49 states and nine international countries.

On September 20, 2002, we formed Neighborhood Insurance, Inc., a regulated Vermont corporation and a wholly-owned subsidiary, as a captive insurance company. Neighborhood Insurance, Inc. was established to provide Applebee's International, Inc. and qualified franchisees with workers' compensation and general liability insurance (see Note 12).

2.  Summary of Significant Accounting Policies

Principles of consolidation: The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. We have eliminated all intercompany profits, transactions and balances.

Fiscal year: Our fiscal year ends on the last Sunday of the calendar year. The fiscal years ended December 28, 2003, December 29, 2002 and December 30, 2001 each contained 52 weeks. These fiscal years will be referred to as 2003, 2002 and 2001, respectively.

Short-term investments: Short-term investments are comprised of certificates of deposit and preferred stocks. We determine gains and losses from sales using the specific identification method. As of December 28, 2003, we have classified all short-term investments as available-for-sale.

Financial instruments: Our financial instruments as of December 28, 2003 and December 29, 2002 consist of cash equivalents, short-term investments and long-term debt, excluding capitalized lease obligations. The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. We based the carrying amount of short-term investments on quoted market prices. We based the fair value of our long-term debt, excluding capitalized lease obligations, on quotations made on similar issues. The fair value of these financial instruments approximates the carrying amounts reported in the consolidated balance sheets.

Interest rate swap agreements: In 1998, we entered into interest rate swap agreements to manage our exposure to interest rate fluctuations. Effective January 1, 2001, we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138, which require an entity to recognize all derivatives as either assets or liabilities on the balance sheet. The Statement also requires changes in the fair value of the derivative instruments to be recorded in either net earnings or other comprehensive income depending on their intended use. Our interest rate swap agreements met the criteria for hedge accounting under the Statement. We recognized the differential which we paid or received over the term of the swap agreements as a component of interest expense. In November 2001, we terminated our interest rate swap agreements in connection with the refinancing of our then-existing credit facilities. The costs relating to the termination of these agreements of $4,470,000 are reflected in other expense in the 2001 consolidated statement of income. These interest rate swap agreements were the only derivative instruments held during fiscal year 2001 as defined under SFAS No. 133. We have not held any financial derivative instruments since we terminated our interest rate swap agreements in fiscal year 2001.

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

Property and equipment: We state property and equipment at historical cost. Depreciation is provided primarily on a straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the lease term, including renewal options, or the estimated useful life of the related asset. The general ranges of original depreciable lives are as follows:

o        Buildings                          20 years
o        Leasehold improvements             15-20 years
o        Furniture and equipment            2-7 years

We record capitalized interest in connection with the development of new restaurants and amortize it over the estimated useful life of the related asset. We capitalized $264,000 in interest costs during 2003, $300,000 during 2002 and $523,000 during 2001.

Software costs: In accordance with American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," certain costs incurred in connection with internal-use software projects are capitalized and amortized over the expected useful life of the asset.

In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," we have also capitalized approximately $1,700,000 and $1,200,000 as of December 28, 2003 and December 29, 2002, respectively, for costs incurred for software projects that may be sold to our franchisees. We have not made these products available to our customers and accordingly, have not begun amortization of these costs.

Goodwill: Goodwill represents the excess of cost over fair market value of net assets we have acquired. Through 2001, we amortized goodwill over periods ranging from 15 to 20 years on a straight-line basis. Beginning in fiscal 2002, we ceased amortization of our goodwill in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" (see Note 8). Accumulated amortization as of December 28, 2003 and December 29, 2002 was $30,348,000.

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

Franchise royalties and fees: We recognize royalties on a franchisee's sales in the period in which the sales are reported to have occurred. We also receive a franchise fee for each restaurant that a franchisee opens. The recognition of franchise fees is deferred until we have performed substantially all of our related obligations as franchisor, typically when the restaurant opens. Franchise fees, included in franchise royalties and fees in the consolidated statements of earnings, totaled $2,769,000 for 2003, $2,692,000 for 2002 and $3,800,000 for 2001.

Other franchise income: Other franchise income includes insurance premiums from franchisee participation in our captive insurance company and revenue from information technology products and services provided to certain franchisees. Income from franchisee premiums and information technology services is recognized ratably over the related contract period. Income from information technology products is recognized when the products are installed at the restaurant.

Advertising costs: We expense most advertising costs for company-owned restaurants as we incur them, but we expense the production costs of advertising the first time the advertising takes place. Advertising expense related to company-owned restaurants was $41,177,000 for 2003, $34,547,000 for 2002 and $32,259,000 for 2001.

Income taxes: We use the asset and liability method to determine deferred income taxes. Deferred tax assets and liabilities are computed based upon future tax consequences associated with differences between the financial statement carrying amount and the tax bases of assets and liabilities.

Stock-based compensation: We have adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." The Statement requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We account for stock-based compensation awards under the intrinsic method of Accounting Principles Board ("APB") Opinion No. 25. Opinion No. 25 requires compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. All options awarded under all of our plans are granted with an exercise price equal to the fair market value on the date of the grant. The following table presents the effect on our net earnings and earnings per share had we adopted the fair value method of accounting for stock-based compensation under SFAS No. 123, "Accounting for Stock-Based Compensation" (in thousands, except for per share amounts).

                                                                2003              2002              2001
                                                          ----------------  ----------------  ----------------

    Net earnings, as reported..........................      $   93,558        $   83,027        $   64,401

    Add:   Compensation expense included in
           net earnings, net of related taxes..........           2,354               972               792
    Less:  Total stock-based employee
           compensation expense determined under
           fair value based methods for all awards,
           net of related taxes........................           9,752             6,570             5,204
                                                          ----------------  ----------------  ----------------

    Pro forma net earnings.............................      $   86,160        $   77,429        $   59,989
                                                          ================  ================  ================

    Basic net earnings per common share,
           as reported.................................      $     1.69        $     1.49        $     1.16
                                                          ================  ================  ================
    Basic net earnings, per common share,
           pro forma...................................      $     1.56        $     1.39        $     1.08
                                                          ================  ================  ================

    Diluted net earnings per common share,
           as reported.................................      $     1.64        $     1.46        $     1.13
                                                          ================  ================  ================
    Diluted net earnings per common share,
           pro forma...................................      $     1.51        $     1.36        $     1.05
                                                          ================  ================  ================

The weighted average fair value at date of grant for options granted during 2003, 2002 and 2001 was $10.66, $9.66 and $7.33 per share, respectively, which, for the purposes of this disclosure, is assumed to be amortized over the respective vesting period of the grants. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003, 2002 and 2001: dividend yield of 0.3%, 0.3% and 0.4%, respectively; expected volatility of 44.9%, 46.9% and 48.7%, respectively; risk-free interest rate of 2.8%, 2.5% and 4.2%, respectively; and expected lives of 4.9, 5.2 and 5.0 years, respectively.

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


                                                                2003              2002              2001
                                                          ----------------  ----------------  ----------------

    Net earnings.......................................      $   93,558        $   83,027        $   64,401
                                                          ================  ================  ================

    Basic weighted average shares outstanding..........          55,296            55,605            55,512
    Dilutive effect of stock options and
         equity-based compensation.....................           1,643             1,317             1,365
                                                          ----------------  ----------------  ----------------
    Diluted weighted average shares outstanding........          56,939            56,922            56,877
                                                          ================  ================  ================

    Basic net earnings per common share................      $     1.69        $     1.49        $     1.16
                                                          ================  ================  ================
    Diluted net earnings per common share..............      $     1.64        $     1.46        $     1.13
                                                          ================  ================  ================


We excluded stock options with exercise prices greater than the average market price of our common stock for the applicable periods from the computation of diluted weighted average shares outstanding. There were approximately 34,000 of these options for 2003, 118,000 options for 2002 and 183,000 options for 2001.

Gift cards: We record a liability in the period in which a gift card is issued and proceeds are received. As gift cards are redeemed, this liability is reduced and revenue is recognized as a sale.

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

The estimated liability for general liability, workers' compensation and health insurance is established based upon historical claims data and third-party actuarial estimates of settlement costs for incurred claims. We recognized expense of $20,013,000 in 2003, $14,072,000 in 2002 and $12,222,000 in 2001
related to these types of insurance in our consolidated financial statements. Unanticipated changes in these factors may require us to revise our estimates.

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

New accounting pronouncements: In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized only when the liability is incurred and measured at fair value. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The initial adoption of this Statement in January 2003 did not have a material impact on our results of operations or financial position.

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

In December 2003, the FASB issued FASB Interpretation No. ("FIN") 46R, "Consolidation of Variable Interest Entities and Interpretation of ARB No. 51." This interpretation, which replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. This interpretation is required in financial statements for periods ending after March 15, 2004 for those companies that have yet to adopt the provisions of FIN
46. We are currently assessing FIN 46R and, although we have not completed our analysis, we do not expect the adoption to have a material impact on our consolidated financial statements.

Reclassifications: We have made certain reclassifications to the consolidated financial statements to conform to the 2003 presentation.

3.  Acquisitions

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

The following table is comprised of actual company restaurant sales for the restaurants acquired included in our consolidated financial statements for each period presented and pro forma company restaurant sales assuming the acquisitions occurred at the beginning of each respective period (in thousands):

                                                             2003           2002            2001
                                                       --------------- --------------- ---------------
Actual company restaurant sales
    for acquired restaurants.........................     $  66,300        $  6,300       $      --
                                                       =============== =============== ===============

Pro forma company restaurant sales
    for acquired restaurants.........................     $  72,400        $ 68,400       $  63,800
                                                       =============== =============== ===============

4.  Disposition

On July 20, 2003, we completed the sale of eight company restaurants in the Atlanta, Georgia market to an affiliate of an existing franchisee for $8,000,000 and recognized an immaterial gain in our consolidated statements of earnings. In connection with the sale of these restaurants, we closed one restaurant in the Atlanta market in June 2003. This transaction did not have a significant impact on our net earnings for fiscal 2003. Actual company restaurant sales included in our consolidated financial statements for the nine restaurants were approximately $10,300,000, $18,300,000 and $18,900,000 for 2003, 2002 and 2001,
respectively.

5.  Impairment of Chevys Note Receivable

In 1999, we received a $6,000,000, 8% subordinated note in connection with the sale of the Rio Bravo concept to Chevys Holdings, Inc ("Chevys") due in 2009. The note receivable balance of approximately $8,800,000 and $8,600,000 as of December 28, 2003 and December 29, 2002, respectively, is included in other assets in our consolidated balance sheets. In June 2003, Chevys announced the sale of the majority of its restaurants. Subsequent to the announcement, we received Chevys' audited financial statements for the fiscal year ended December 31, 2002. During the fiscal quarter ended June 29, 2003, we fully impaired the principal of approximately $8,800,000. A charge for the impairment of this note is included in our consolidated statements of earnings for the fiscal year ended December 28, 2003. In October 2003, Chevys Inc. filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code. We no longer accrue interest receivable on this note and will record future interest income on this note only upon the receipt of any related cash payments.

6.  Receivables

Receivables are comprised of the following (in thousands):

                                                                           December 28,        December 29,
                                                                               2003                2002
                                                                         -----------------   -----------------
      Franchise royalty, advertising and trade receivables.............     $     25,595        $     24,011
      Credit card receivables..........................................            6,212               4,724
      Franchise fee receivables........................................              318                 418
      Other............................................................            3,942               1,028
                                                                         -----------------   -----------------
                                                                                  36,067              30,181
      Less allowance for bad debts.....................................            4,117               4,089
                                                                         -----------------   -----------------
                                                                            $     31,950        $     26,092
                                                                         =================   =================

The bad debts provision totaled $99,000 for 2003, $795,000 for 2002 and $1,253,000 for 2001. We had write-offs against the allowance for bad debts of $71,000 during 2003, $1,049,000 during 2002 and $47,000 during 2001.

7.  Prepaid and Other Current Assets

Prepaid and other current assets are comprised of the following (in thousands):

                                                                           December 28,        December 29,
                                                                               2003                2002
                                                                         -----------------   -----------------
      Deferred income taxes............................................     $      5,858        $      4,601
      Deferred assets related to the captive insurance subsidiary......              657                 --
      Other............................................................            3,214               4,905
                                                                         -----------------   -----------------
                                                                            $      9,729        $      9,506
                                                                         =================   =================

8.  Goodwill and Other Intangible Assets

We adopted SFAS No. 142, "Goodwill and Other Intangible Assets," effective December 31, 2001 (see Note 2). In November of 2002 and 2003, we completed the annual goodwill impairment test required under the provisions of SFAS No. 142. We determined that no impairment exists and as a result, no impairment losses were recorded in 2002 or 2003.

The changes in goodwill are summarized below (in thousands):

                                                                           December 28,        December 29,
                                                                               2003                2002
                                                                         -----------------   -----------------
      Carrying amount, beginning of the year...........................     $     88,715        $    78,614
      Goodwill acquired................................................           16,611             10,101
                                                                         -----------------   -----------------
                                                                            $    105,326        $    88,715
                                                                         =================   =================

The effect of the adoption of SFAS No. 142 on net income and earnings per share is as follows (in thousands, except per share amounts):

                                                                      2003              2002               2001
                                                                ----------------  ----------------   ----------------
   Net earnings, as reported...................................    $   93,558        $   83,027         $   64,401
   Goodwill amortization (net of income taxes).................           --                --               3,350
                                                                ----------------  ----------------   ----------------
   Net earnings, as adjusted..................................     $   93,558        $   83,027         $   67,751
                                                                ================  ================   ================

   Basic net earnings per common share, as reported............    $     1.69        $     1.49         $     1.16
   Goodwill amortization (net of income taxes).................          --                 --                0.06
                                                                ----------------  ----------------   ----------------
   Basic net earnings per common share, as adjusted............    $     1.69        $     1.49         $     1.22
                                                                ================  ================   ================

   Diluted net earnings per common share, as reported..........    $     1.64        $     1.46         $     1.13
   Goodwill amortization (net of income taxes).................          --                 --                0.06
                                                                ----------------  ----------------   ----------------
   Diluted net earnings per common share, as adjusted..........    $     1.64        $     1.46         $     1.19
                                                                ================  ================   ================

Intangible assets subject to amortization pursuant to SFAS No. 142 consist of franchise interest and rights and are summarized below (in thousands):

                                                                 December 28,          December 29,
                                                                     2003                  2002
                                                              ------------------    ------------------
Gross carrying amount......................................      $      6,371          $      6,371
Less, accumulated amortization.............................      $      5,234                 4,903
                                                              ------------------    ------------------
Net........................................................      $      1,137          $      1,468
                                                              ==================    ==================


We expect annual amortization expense for all intangible assets for the next five fiscal years to range from approximately $40,000 to $335,000.

9.  Other Assets

Other assets are comprised of the following (in thousands):
                                                                           December 28,        December 29,
                                                                               2003                2002
                                                                         -----------------   -----------------
      Nonqualified deferred compensation plan
        investments  (Note 17).........................................     $      5,872        $      2,425
      Liquor licenses..................................................            4,420               4,445
      Minority investment in unaffiliated company, at cost.............            2,250               2,250
      Notes receivable, net (Note 5)...................................            1,011               9,371
      Deferred financing costs, net....................................              297                 362
      Other............................................................            6,501               4,497
                                                                         -----------------   -----------------
                                                                            $     20,351        $     23,350
                                                                         =================   =================

10. Property and Equipment

Property and equipment, net, is comprised of the following (in thousands):

                                                                           December 28,       December 29,
                                                                               2003               2002
                                                                         -----------------  -----------------
      Land.............................................................     $     77,701       $     74,415
      Buildings and leasehold improvements.............................          343,316            307,818
      Furniture and equipment..........................................          187,147            157,278
      Construction in progress.........................................            9,124             12,311
                                                                         -----------------  -----------------
                                                                                 617,288            551,822
      Less accumulated depreciation and capitalized
         lease amortization............................................          197,486            168,820
                                                                         -----------------  -----------------
                                                                            $    419,802       $    383,002
                                                                         =================  =================

We had property under capitalized leases of $4,055,000 at December 28, 2003 and December 29, 2002 which is included in buildings and leasehold improvements. We had accumulated amortization of such property of $1,607,000 at December 28, 2003 and $1,368,000 at December 29, 2002. These capitalized leases relate to the buildings on certain restaurant properties. The land portion of the restaurant property leases is accounted for as an operating lease.

We had depreciation and capitalized lease amortization expense relating to property and equipment of $40,663,000 for 2003, $35,110,000 for 2002 and $31,780,000 for 2001. Of these amounts, capitalized lease amortization was $239,000 during each of 2003, 2002 and 2001.

We lease certain of our restaurants. The leases generally provide for payment of minimum annual rent, real estate taxes, insurance and maintenance and, in some cases, contingent rent (calculated as a percentage of sales) in excess of minimum rent. Total rental expense for all operating leases is comprised of the following (in thousands):

                                                            2003                2002                2001
                                                     ------------------  ------------------  ------------------
      Minimum rent.................................    $       17,274      $       14,267      $       12,105
      Contingent rent..............................             1,297               1,115               1,054
                                                     ------------------  ------------------  ------------------
                                                       $       18,571      $       15,382      $       13,159
                                                     ==================  ==================  ==================

The present value of capitalized lease payments and the future minimum lease payments under noncancelable operating leases (including leases executed for sites to be developed in 2004) as of December 28, 2003 are as follows (in thousands):

                                                                            Capitalized          Operating
                                                                              Leases              Leases
                                                                         ------------------  ------------------
      2004.............................................................     $        741        $     18,863
      2005.............................................................              767              17,958
      2006.............................................................              794              17,370
      2007.............................................................              822              17,541
      2008.............................................................              851              17,117
      Thereafter.......................................................            5,863             126,637
                                                                         ------------------ ------------------
      Total minimum lease payments.....................................            9,838        $    215,486
                                                                                            ==================
      Less amounts representing interest...............................            5,630
                                                                         ------------------
      Present value of minimum lease payments..........................     $      4,208
                                                                         ==================

11. Long-Term Debt

Long-term debt, including capitalized lease obligations, is comprised of the following (in thousands):

                                                                            December 28,        December 29,
                                                                                2003                 2002
                                                                         ------------------  ------------------
    Unsecured revolving credit facility; interest at LIBOR
         plus 0.625% at December 28, 2003 and LIBOR plus 1.0% at
         December 29, 2002 or prime rate, due November 2005..........       $     15,000        $     48,000

    Capitalized lease obligations (Note 10)..........................              4,208               4,238
    Other............................................................              1,654                 325
                                                                         ------------------  ------------------
    Total long-term debt.............................................             20,862              52,563
    Less current portion of long-term debt...........................                192                 377
                                                                         ------------------  ------------------
    Long-term debt - less current portion............................       $     20,670        $     52,186
                                                                         ==================  ==================

In November 2001, we refinanced our then-current credit agreement and entered into a three-year $150,000,000 unsecured revolving credit facility, of which $25,000,000 may be used for the issuance of letters of credit. At the time of our refinancing, we repaid $70,000,000 outstanding under our prior credit agreement.

In December 2003, we amended our credit facility to extend the facility expiration date to November 2005 and lower our fees and interest rate on any LIBOR borrowings. The facility bears interest either at the bank's prime rate or LIBOR plus 0.625%, at our option. We are required to pay a commitment fee of 0.125% on any unused portion of the facility. The interest rate and commitment fee are subject to change based upon our leverage ratio.

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

As of December 28, 2003, borrowings of $15,000,000 and standby letters of credit totaling $12,002,000 were outstanding under our $150,000,000 revolving credit facility.

Maturities of long-term debt, including capitalized lease obligations ending during the years indicated, are as follows (in thousands):

     2004.................................................................................        $      192
     2005.................................................................................            15,215
     2006.................................................................................               258
     2007.................................................................................               262
     2008.................................................................................               293
     Thereafter...........................................................................             4,642
                                                                                               ----------------
                                                                                                  $   20,862
                                                                                               ================

12. Loss and Loss Adjustment Reserve Related to Captive Insurance Subsidiary

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

As of December 28, 2003 we have included in our consolidated balance sheet approximately $10,000,000 of assets restricted for the payment of claims, held primarily in cash equivalent investments, and approximately $1,000,000 in other restricted assets. In addition, we have recorded current liabilities of approximately $11,000,000 in loss and premium reserves related to the captive insurance subsidiary.

Our activity in the loss and loss adjustment reserve, which includes Applebee's International, Inc. and participating franchisees, is summarized in the table below (in thousands):

                                                                            December 28,      December 29,
                                                                                2003              2002
                                                                         -----------------  -----------------
    Net balance, beginning of the year...............................       $     1,044        $       --
    Incurred related to:
         Current year................................................            13,369              1,044
         Prior year..................................................               219                --
                                                                         -----------------  -----------------
         Total.......................................................            13,588              1,044
                                                                         -----------------  -----------------
    Paid related to:
         Current year................................................             3,182                --
         Prior year..................................................               443                --
                                                                         -----------------  -----------------
         Total paid..................................................             3,625                --
                                                                         -----------------  -----------------
    Balance, end of the year.........................................       $    11,007        $     1,044
                                                                         =================  =================

Loss reserve estimates are established based upon third-party actuarial estimates of ultimate settlement costs for incurred claims using data currently available. The reserve estimates are regularly analyzed and adjusted when necessary. Unanticipated changes in the data used to determine the reserve may require us to revise our estimates.

Deferred policy acquisition costs include premium taxes, fronting fees and net commissions and are deferred and amortized over our fiscal year. Accordingly, we did not have any deferred policy acquisition costs recorded as of December 28, 2003. As of December 29, 2002 we had $759,000 of acquisition expenses payable that were included in the loss reserve and unearned premiums related to captive insurance subsidiary in the consolidated balance sheet.

13. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following (in thousands):

                                                                            December 28,        December 29,
                                                                                2003                2002
                                                                         ------------------  ------------------
      Compensation and related taxes....................................    $     38,313        $     28,688
      Gift cards........................................................          24,121              21,197
      Insurance.........................................................           5,926               8,123
      Rent..............................................................           5,908               5,113
      Sales and use taxes...............................................           5,528               4,812
      Other.............................................................          16,841              14,271
                                                                         ------------------  ------------------
                                                                            $     96,637        $     82,204
                                                                         ==================  ==================

14. Income Taxes

We, along with our subsidiaries, file a consolidated federal income tax return. The income tax provision consists of the following (in thousands):

                                                                    2003             2002             2001
                                                               ---------------  ---------------  ---------------
    Current provision:
         Federal...........................................      $    45,544      $    39,136      $    36,571
         State and local...................................            5,088            4,677            5,449
    Deferred provision (benefit)...........................            1,995            3,296           (4,520)
                                                               ---------------  ---------------  ---------------
    Income taxes...........................................      $    52,627      $    47,109      $    37,500
                                                               ===============  ===============  ===============

The deferred income tax provision (benefit) is comprised of the following (in thousands):

                                                                    2003             2002             2001
                                                               ---------------  ---------------  ---------------
    Depreciation...........................................      $     2,964      $       829      $    (3,201)
    Other..................................................             (969)           2,467           (1,319)
                                                               ---------------  ---------------  ---------------
    Deferred income tax provision (benefit)................            1,995            3,296           (4,520)
    Deferred income taxes related to change in
         unrealized gain on investments....................              --                (9)             (15)
                                                               ---------------  ---------------  ---------------
    Net change in deferred income taxes....................      $     1,995      $     3,287      $    (4,535)
                                                               ===============  ===============  ===============

A reconciliation between the income tax provision and the expected tax determined by applying the statutory federal income tax rates to earnings before income taxes follows (in thousands):

                                                                    2003             2002            2001
                                                               ---------------  ---------------  ---------------
    Federal income tax at statutory rates..................      $    51,166      $    45,548      $    35,665
    Increase (decrease) to income tax expense:
         State and local income taxes, net of federal
           benefit..........................................           3,450            3,247            3,127
         Employment related tax credits, net................          (3,216)          (2,871)          (2,582)
         Other..............................................           1,227            1,185            1,290
                                                               ---------------  ---------------  ---------------
    Income taxes...........................................      $    52,627      $    47,109      $    37,500
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

                                                                           December 28,          December 29,
                                                                               2003                  2002
                                                                         -----------------     -----------------
    Classified as current:
         Accrued expenses............................................       $     2,950           $     2,398
         Allowance for bad debts.....................................             1,364                 1,480
         Other, net..................................................             1,544                   723
                                                                         -----------------     -----------------
         Net deferred income tax asset...............................       $     5,858           $     4,601
                                                                         =================     =================


    Classified as non-current:
         Depreciation................................................       $   (11,700)          $    (6,007)
         Franchise deposits..........................................               571                   401
         Other, net..................................................             5,249                 2,978
                                                                         -----------------     -----------------
         Net deferred income tax liability...........................       $    (5,880)          $    (2,628)
                                                                         =================     =================

15. Commitments and Contingencies

Litigation, claims and disputes: We are involved in various legal actions which include, without limitation, employment law related matters, dram shop claims, personal injury claims and other such normal restaurant operational matters. In each instance, we believe that we have meritorious defenses to the allegations made and we are vigorously defending these claims.

While the resolution of the matters described above may have an impact on our financial results for the period in which they are resolved, we believe that the ultimate disposition of these matters will not, individually or in the aggregate, have a material adverse effect upon our business or consolidated financial statements.

Lease guarantees: In connection with the sale of restaurants to franchisees and other parties, we have, in certain cases, remained contingently liable for the remaining lease payments. As of December 28, 2003, the aggregate amount of these lease payments totaled approximately $24,300,000. These leases expire at various times throughout the next several years with the final lease agreement expiring in 2025. The buyers have indemnified us from any losses related to these guarantees. We have not recorded a liability as of December 28, 2003 or December 29, 2002.

Franchisee guarantees: In November 2003, we arranged for a financing company to provide up to $75 million to qualified franchisees for short-term loans to fund remodel investments. Under the terms of this financing program, we will provide a limited guarantee pool for the loans advanced during the three-year period ending December 2006. There were no loans outstanding under this program as of December 28, 2003.

Severance agreements: We have severance and employment agreements with certain officers and other senior executives providing for severance payments to be made in the event the employee resigns or is terminated related to a change in control. The agreements define the circumstances which will constitute a change in control. If the severance payments had been due as of December 28, 2003, we would have been required to make payments totaling approximately $11,400,000. In addition, we have severance and employment agreements with certain officers which contain severance provisions not related to a change in control. Those provisions would have required aggregate payments of approximately $6,800,000 if such officers had been terminated as of December 28, 2003.

16. Stockholders' Equity

On September 7, 1994, our Board of Directors adopted a Shareholder Rights Plan (the "Rights Plan") and declared a dividend, issued on September 19, 1994, of one Right for each outstanding share of our Common Stock (the "Common Shares"). Stockholders may exercise their Rights if any person or group acquires more than 15% (20% if an Institutional Investor, as defined) of the outstanding Common Shares or makes a tender offer for more than 15% (20% if an Institutional Investor, as defined) of our outstanding Common Shares unless the person or group has acquired the shares or made the tender offer as part of a Qualifying Offer (as defined). If such an event occurred, each Right entitles its holder to purchase for $75 the economic equivalent of Common Shares, or in certain circumstances, stock of the acquiring entity, worth twice as much. This is true for all stockholders except the acquiror. The Rights will expire on September 7, 2004 unless we redeem them earlier. If we redeem the Rights before stockholders can exercise them, we will pay $0.01 per Right.

Our Board of Directors  authorized  the  repurchase of up to  $55,000,000 of our common stock through 2001, subject to market conditions and applicable restrictions imposed by our then-current credit agreement. In February 2002, our Board of Directors extended the 2001 authorization through 2002. Our Board of Directors authorized additional repurchases of our common stock of $75,000,000 in May 2002 and $80,000,000 in December 2003. The 2002 authorization will expire in May 2005. During 2003, we repurchased 1,679,500 shares of our common stock at an average price of $29.63 for an aggregate cost of $49,800,000. As of December 28, 2003, we had $99,800,000 remaining under these authorizations.

17. Employee Benefit Plans

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

Options under the 1989 Plan were granted for a term of three to ten years and were generally exercisable one year from date of grant. The 1995 Plan allows the committee to grant stock options, stock appreciation rights, restricted stock awards, performance unit awards and performance share awards (collectively, "Awards") to eligible participants. The 1995 Plan authorizes the committee to issue up to 10,600,000 shares. Options granted under the 1995 Plan during 1995 have a term of five to ten years and are generally exercisable three years from date of grant. Options granted under the 1995 Plan during 1996 through 1998 have a term of ten years and are generally 50% exercisable three years from date of grant, 25% exercisable four years from date of grant, and 25% exercisable five years from date of grant. Options granted under the 1995 Plan during 1999 through 2003 have a term of ten years and are generally exercisable at either one, three or five years from the date of grant. Subject to the terms of the 1995 Plan, the committee has the sole discretion to determine the employees to whom it grants Awards, the size and types of the Awards, and the terms and conditions of the Awards.

During 1999, our Board of Directors approved the 1999 Employee Incentive Plan (the "1999 Plan") which allows the committee to grant nonqualified stock options, stock appreciation rights, restricted stock, performance units and performance shares to eligible participants. The 1999 Plan authorizes the committee to issue up to 1,649,250 shares. Options granted under the 1999 Plan have a term of ten years and are generally exercisable one, two or three years from the date of grant. Under all three plans, the option price for both qualified and nonqualified options cannot be less than the fair market value of our common stock on the date the committee grants the options. In 2003, we ceased granting options under this plan.

All three plans permit the committee to grant performance shares. Performance shares represent rights to receive our common stock, cash or any combination thereof, based upon certain performance criteria. In 2000, the committee approved performance share plans which have a one-year and a three-year performance period. In 2001 and 2002, the committee approved performance share plans with a three-year performance period. We recorded compensation expense of $2,667,000 in 2003, $865,000 in 2002 and $926,000 in 2001 related to these grants. These amounts were based on the market price of our common stock at the end of each fiscal year.

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

Transactions relative to all three plans are as follows:

                                               1999 Plan                     1995 Plan                     1989 Plan
                                     ----------------------------- ------------------------------- -----------------------------
                                                       Weighted                        Weighted                      Weighted
                                                        Average                        Average                       Average
                                       Number of       Exercise        Number of       Exercise      Number of       Exercise
                                        Options          Price          Options         Price         Options         Price
                                     -------------- -------------- ---------------- -------------- -------------- --------------
  Options outstanding at
     December 31, 2000............       376,847         $12.47       4,369,454         $11.97         246,600        $6.39
        Granted...................       807,375         $15.98       1,245,697         $15.75            --            --
        Exercised.................          --             --        (1,643,713)        $11.93        (170,775)       $6.49
        Canceled..................       (82,950)        $13.97        (269,724)        $11.88          (1,125)       $6.03
                                     --------------                --------------                  --------------
  Options outstanding at
     December 30, 2001............     1,101,272         $14.93       3,701,714         $13.27          74,700        $6.14
        Granted...................       543,875         $22.91         904,760         $22.04            --            --
        Exercised.................       (69,750)        $12.88        (448,668)        $12.02         (17,925)       $6.14
        Canceled..................      (145,349)        $16.58        (433,419)        $12.67            --            --
                                     --------------                --------------                  --------------
  Options outstanding at
     December 29, 2002............     1,430,048         $17.90       3,724,387         $15.62          56,775        $6.14
        Granted...................        89,500         $24.38         964,510         $26.04            --            --
        Exercised.................      (204,101)        $12.76      (1,005,248)        $12.17         (52,600)       $6.14
        Canceled..................      (131,987)        $19.03         (26,078)        $23.00            --            --
                                     --------------                --------------                  --------------
  Options outstanding at
     December 28, 2003............     1,183,460         $19.15       3,657,571         $19.26           4,175        $6.14
                                     ==============                ==============                  ==============
  Options available for grant at
     December 28, 2003............       162,439                      2,481,060                           --
                                     ==============                ==============                  ==============


The number of options exercisable for each plan are summarized below:



                                              1999 Plan                     1995 Plan                    1989 Plan
                                     ----------------------------- ------------------------------- -----------------------------
                                                       Weighted                        Weighted                      Weighted
                                                        Average                         Average                       Average
                                        Options        Exercise         Options        Exercise       Options        Exercise
                                      Exercisable       Price        Exercisable        Price       Exercisable        Price
                                     -------------- -------------- ---------------- -------------- -------------- --------------
      December 30, 2001............         --             --            992,685        $12.31         74,700         $6.14

      December 29, 2002............      65,250         $12.93         1,284,463        $12.62         56,775         $6.14

      December 28, 2003............      97,886         $12.84         1,060,598        $14.04          4,175         $6.14



The following table summarizes information relating to fixed-priced stock options outstanding for all three plans at December 28, 2003:

                                                  Options Outstanding                       Options Exercisable
                                    ------------------------------------------------  --------------------------------
                                                        Weighted
                                                         Average         Weighted                          Weighted
                                                        Remaining         Average                           Average
        Range of Exercise Prices         Number        Contractual       Exercise          Number          Exercise
                                      Outstanding         Life             Price        Exercisable          Price
       ---------------------------  ---------------  ---------------  --------------  ---------------  ---------------
        1989 Plan:
         $   6.13    to $   6.15           4,175        0.6 years        $   6.14            4,175         $   6.14
                                    ===============                                    ==============

        1995 Plan:
         $   9.27    to $   9.28          72,637        4.5 years        $   9.28           72,637         $   9.28
         $  11.08    to $  11.23          72,119        4.3 years        $  11.14           66,494         $  11.15
         $  12.30    to $  12.67         567,896        4.3 years        $  12.50          567,896         $  12.50
         $  13.44    to $  15.98         917,000        7.1 years        $  14.64          183,500         $  14.18
         $  20.20    to $  24.52       1,787,769        8.4 years        $  22.92          170,071         $  22.23
         $  25.41    to $  32.91         206,650        9.5 years        $  30.10             --               --
         $  34.19    to $  39.89          33,500        9.9 years        $  37.65             --               --
                                    ---------------                                    --------------
         $   9.27    to $  39.89       3,657,571        7.4 years        $  19.26        1,060,598         $  14.04
                                    ===============                                    ==============

        1999 Plan:
         $  10.33    to $  10.87           7,875        6.7 years        $  10.63            7,875         $  10.63
         $  12.30    to $  15.98         469,877        7.0 years        $  14.37           88,511         $  12.84
         $  17.07    to $  26.39         705,708        8.2 years        $  22.42            1,500         $  24.20
                                    ---------------                                    --------------
         $  10.33    to $  26.39       1,183,460        7.7 years        $  19.15           97,886         $  12.84
                                    ===============                                    ==============

Restricted stock awards: During 2001, 2002 and 2003, the committee granted restricted stock awards to certain officers and key employees. These awards vest over either a two-year or three-year period. We recorded unearned compensation for the market value of the stock at the date of grant, and we showed this as a reduction to stockholders' equity in the accompanying consolidated balance sheets. We are amortizing unearned compensation ratably to expense over the vesting period. Accordingly, we recognized compensation expense of $1,011,000, $659,000 and $326,000 in 2003, 2002 and 2001, respectively.

Nonqualified deferred compensation plan: In 2002, we entered into a rabbi trust agreement to protect the assets of the nonqualified deferred compensation plan for certain of our employees. Each participant's account is comprised of their contribution, our matching contribution and each participant's share of earnings or losses in the plan. In accordance with EITF No. 97-14, "Accounting for

Deferred Compensation Arrangements Where Amounts Are Held in a Rabbi Trust and Invested," the accounts of the rabbi trust are reported in our consolidated financial statements. As of December 28, 2003, our consolidated balance sheet includes the investments in other assets and the offsetting obligation is included in other non-current liabilities. The deferred compensation plan investments are considered trading securities and are reported at fair value with the realized and unrealized holding gains and losses related to these investments, recorded in other income and the offsetting compensation expense, recorded in general and administrative expenses.

Employee retirement plans: During 1992, we established a profit sharing plan and trust in accordance with Section 401(k) of the Internal Revenue Code. We make matching contributions of 50% of employee contributions not to exceed 4.0% of an employee's compensation in any year. We make our contributions in shares of our common stock. Our contributions vest at the rate of 20% after the employee's second year of service, 60% after three years of service, 80% after four years of service and 100% after five years of service. During 1994, we established a non-qualified defined contribution retirement plan for key employees. In 2002, we ceased contributions to this plan and a new nonqualified deferred compensation plan was established (see nonqualified deferred compensation plan above). Our contributions under these plans were $1,755,000 in 2003, $1,697,000 in 2002 and $1,441,000 in 2001.

Employee stock purchase plan: During 1996, we established an employee stock purchase plan in accordance with Section 423 of the Internal Revenue Code. The plan was approved at the 1997 Annual Meeting of Stockholders. The plan allows employees to purchase shares of our common stock at a 15% discount through payroll deductions. The Board has authorized 900,000 common shares under the plan. Employees purchased 131,051 shares under this plan during 2003, 117,932 during 2002 and 93,810 shares during 2001.

18. Related Party Transactions

We had a policy which allowed us to loan executives money to be used to invest in our stock to meet guidelines which require executives to own certain amounts of our stock. This policy was terminated in June of 2002 and no new loans will be granted. We had loans that were granted prior to the termination of this policy outstanding for a total of $99,000 as of December 29, 2002 to two officers, which had interest rates ranging from 4.7% to 6.8% and were collateralized by the stock. These loans were paid in 2003 and are reflected as an increase in additional paid-in capital in our consolidated balance sheets.

As of December 28, 2003 and December 29, 2002, we had a loan outstanding with an interest rate of 5% to an officer for moving related assistance in the amount of $310,000. This officer made an interest and principal payment in March 2003. The remaining principal of $210,000, as well as accrued interest, is due in October 2004.

We have a minority investment in a company that provides us and certain franchisees with information technology services. We paid approximately $270,000, $490,000 and $430,000 in 2003, 2002 and 2001, respectively, for these services.

19. Quarterly Results of Operations (Unaudited)

The following presents the unaudited consolidated quarterly results of operations for 2003 and 2002. During the second quarter of 2003, we fully impaired the principal and accrued interest of approximately $8,800,000 for a note receivable. All amounts, except per share amounts, are expressed in thousands.

                                                                                      2003
                                                         ---------------------------------------------------------------
                                                                              Fiscal Quarter Ended
                                                         ---------------------------------------------------------------
                                                           March 30,         June 29,      September 28,    December 28,
                                                             2003              2003            2003            2003
                                                         -------------    -------------   --------------   -------------
Revenues:
    Company restaurant sales...........................    $208,410         $220,107         $222,429        $216,212
    Franchise royalties and fees.......................      27,163           27,331           27,594          27,745
    Other franchise income.............................       2,641            3,268            2,972           4,266
                                                         -------------    -------------   --------------   -------------
         Total operating revenues......................     238,214          250,706          252,995         248,223
                                                         -------------    -------------   --------------   -------------
Cost of company restaurant sales:
    Food and beverage..................................      54,846           57,040           57,200          56,260
    Labor..............................................      68,364           71,804           73,018          70,559
    Direct and occupancy...............................      50,561           54,386           55,869          55,861
    Pre-opening expense................................         221              334              576             819
                                                         -------------    -------------   --------------   -------------
         Total cost of company restaurant sales........     173,992          183,564          186,663         183,499
                                                         -------------    -------------   --------------   -------------
Cost of other franchise income.........................       2,500            3,173            2,837           4,187
General and administrative expenses....................      22,620           22,887           23,589          25,917
Amortization of intangible assets......................          99               92               87              86
Loss (gain) on disposition of restaurants and
    equipment..........................................         467              731              116            (615)
                                                         -------------    -------------   --------------   -------------
Operating earnings.....................................      38,536           40,259           39,703          35,149
                                                         -------------    -------------   --------------   -------------
Other income (expense):
    Investment income..................................         336              485              227             506
    Interest expense...................................        (521)            (518)            (330)           (364)
    Impairment of Chevys note receivable (Note 5)......          --           (8,803)              --              --
    Other income.......................................         205                1              395             919
                                                         -------------    -------------   --------------   -------------
         Total other income (expense)..................          20           (8,835)             292           1,061
                                                         -------------    -------------   --------------   -------------
Earnings before income taxes...........................      38,556           31,424           39,995          36,210
Income taxes...........................................      13,954           11,239           14,398          13,036
                                                         -------------    -------------   --------------   -------------
Net earnings...........................................    $ 24,602         $ 20,185         $ 25,597        $ 23,174
                                                         =============    =============    =============   ==============

Basic net earnings per common share....................    $   0.45         $   0.36         $   0.46        $   0.42
                                                         =============    =============   ==============   =============
Diluted net earnings per common share..................    $   0.43         $   0.35         $   0.45        $   0.41
                                                         =============    =============   ==============   =============

Basic weighted average shares outstanding..............      55,272           55,435           55,556          54,920
                                                         =============    =============   ==============   =============
Diluted weighted average shares outstanding............      56,677           57,032           57,184          56,675
                                                         =============    =============   ==============   =============


                                                                                   2002
                                                      ---------------------------------------------------------------
                                                                           Fiscal Quarter Ended
                                                      ---------------------------------------------------------------
                                                        March 31,        June 30,       September 29,    December 29,
                                                          2002             2002             2002             2002
                                                      -------------    -------------    -------------   -------------
Revenues:
    Company restaurant sales.......................     $174,973         $178,893         $182,807        $187,943
    Franchise income...............................       24,840           25,484           26,033          25,823
    Other franchise income.........................          134              463              168           1,923
                                                      -------------    -------------    -------------   -------------
         Total operating revenues..................      199,947          204,840          209,008         215,689
                                                      -------------    -------------    -------------   -------------
Cost of company restaurant sales:
    Food and beverage..............................       47,407           47,073           47,765          50,179
    Labor..........................................       57,457           58,881           60,054          61,874
    Direct and occupancy...........................       42,872           44,291           47,009          47,595
    Pre-opening expense............................          335              305              792             542
                                                      -------------    -------------    -------------   -------------
         Total cost of company restaurant sales....      148,071          150,550          155,620         160,190
                                                      -------------    -------------    -------------   -------------
Cost of other franchise income.....................           60               93               99           1,921
General and administrative expenses................       19,320           19,923           20,118          22,292
Amortization of intangible assets..................          138               52               95              96
Loss (gain) on disposition of restaurants
    and equipment..................................          294              727              458            (341)
                                                      -------------    -------------    -------------   -------------
Operating earnings.................................       32,064           33,495           32,618          31,531
                                                      -------------    -------------    -------------   -------------
Other income (expense):
    Investment income..............................          397              381              346             374
    Interest expense...............................         (633)            (555)            (414)           (566)
    Other income...................................          101              482              513               2
                                                      -------------    -------------    -------------   -------------
         Total other income (expense)..............         (135)             308              445            (190)
                                                      -------------    -------------    -------------   -------------
Earnings before income taxes.......................       31,929           33,803           33,063          31,341
Income taxes.......................................       11,654           12,338           12,068          11,049
                                                      -------------    -------------    -------------   -------------
Net earnings.......................................     $ 20,275         $ 21,465         $ 20,995        $ 20,292
                                                      =============    =============    =============   =============
Basic net earnings per common share................     $   0.36         $   0.38         $   0.38        $   0.37
                                                      =============    =============    =============   =============
Diluted net earnings per common share..............     $   0.35         $   0.37         $   0.37        $   0.36
                                                      =============    =============    =============   =============
Basic weighted average shares outstanding..........       55,878           55,872           55,654          55,212
                                                      =============    =============    =============   =============
Diluted weighted average shares outstanding........       57,327           57,374           56,714          56,512
                                                      =============    =============    =============   =============

20. Subsequent Event

In February 2004, we reached an agreement with a franchisee to acquire the operations and assets of 10 Applebee's restaurants located in Southern
California for $13,400,000 in cash at closing, subject to adjustment. The acquisition of the restaurants is anticipated to close in the second quarter of 2004, subject to obtaining operating licenses and other third-party consents.

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

     4.3 Amendment dated December 12, 2002 to Shareholder Rights Plan contained in Rights Agreement dated as of September 7, 1994, between Applebee's International, Inc. and Chemical Bank, as Rights Agent (incorporated by reference to Exhibit 4.3 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2002).

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

     10.1        Form  of  Applebee's  Development  Agreement.

     10.2        Form  of  Applebee's   Franchise  Agreement.

     10.3 Schedule of Applebee's Development and Franchise Agreements as of December 28, 2003.

     10.4 Revolving Credit Agreement dated as of November 5, 2001, as amended.

                 Management   Contracts  and  Compensatory Plans or Arrangements

     10.5 1995 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.9 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2002 and
                 Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2003).

   Exhibit
    Number                           Description of Exhibit
---------------  ---------------------------------------------------------------


     10.6 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.10 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Exhibit
                 10.2 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001 and Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2002).

     10.7 1999 Management and Executive Incentive Plan (incorporated by reference to Exhibit 10.13 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 26, 1999).

     10.8        Nonqualified   Deferred   Compensation  Plan  (incorporated  by
                 reference to Exhibit 10.12 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2002).

     10.9 1999 Employee Incentive Plan, as amended (incorporated by reference to Exhibit 10.11 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 2001).

     10.10       2001 Senior Executive Bonus Plan  (incorporated by reference to
                 Exhibit 10.12 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 2001).

     10.11 Employment Agreement, dated January 27, 1994, with Lloyd L. Hill (incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1994).

     10.12 Severance and Noncompetition Agreement, dated January 27, 1994, with Lloyd L. Hill (incorporated by reference to Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1994).

     10.13 Employment Agreement dated August 7, 2002, with Steven K. Lumpkin (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2002).

     10.14 Memorandum of Understanding dated October 5, 2002 with Louis A. Kaucic, as amended.

     10.15 Memorandum of Understanding dated May 12, 2003 with Robert T. Steinkamp (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2003).

     10.16 Confidentiality, Non-Solicitation and Non-Competition Agreement dated May 12, 2003 with Robert T. Steinkamp (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2003).

     10.17       Memorandum of Understanding  dated June 6, with Larry A. Cates.

     10.18       Form of Indemnification Agreement (incorporated by reference to
                 Exhibit 10.29 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 25, 1994).

     10.19       Schedule of parties to Indemnification Agreement.

   Exhibit
    Number                           Description of Exhibit
--------------- ----------------------------------------------------------------

     10.20 Previous Form of Change in Control Agreement (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 1998) and schedule of parties thereto.

     10.21 Previous Form of Change in Control Agreement (incorporated by reference to Exhibit 10.23 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 27, 1998) and schedule of parties thereto.

     10.22 Current Form of Change in Control Agreement (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2001) and schedule of parties thereto.

     21          Subsidiaries of Applebee's International, Inc.

     23.1        Consent of Deloitte & Touche LLP.

     24          Power of Attorney (see page 31 of the Form 10-K).

     31.1 Certification of Chairman and Chief Executive Officer Pursuant to SEC Rule 13a-14.

     31.2        Certification  of Chief Financial  Officer Pursuant to SEC Rule
                 13a-14.

     32 Certification of Chairman and Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.