Form 10-K/A
period 2003-12-28
APPLEBEES INTERNATIONAL INC
filed 2004-04-09
CIK 853665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                   December 28, 2003
                         -------------------------------------------------------

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

                                EXPLANATORY NOTE


The sole purpose of this amendment is to correct the format of the Section 302 certifications (required by Rule 13a-14(a)) in the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 2003, as filed with the SEC on March 12, 2004, to conform to the specifications issued by the SEC effective August 13, 2003. Accordingly, Exhibits 31.1 and 31.2 are hereby amended and restated in their entirety. The remainder of the information contained in the original filing is not amended hereby.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           APPLEBEE'S INTERNATIONAL, INC.


Date:  April 9, 2004                    By: /s/ Lloyd L. Hill
     ---------------------                 -------------------------------------
                                           Lloyd L. Hill
                                           Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Lloyd L. Hill                   Date:  April 9, 2004
   ----------------------------------        -----------------------------------
   Lloyd L. Hill
   Director, Chairman of the Board
   and Chief Executive Officer
   (principal executive officer)

By: /s/ Steven K. Lumpkin               Date:  April 9, 2004
   ----------------------------------        -----------------------------------
   Steven K. Lumpkin
   Director, Executive Vice President and Chief
   Financial Officer
   (principal financial officer)

By: /s/ Beverly O. Elving               Date:  April 9, 2004
   ----------------------------------        -----------------------------------
   Beverly O. Elving
   Vice President, Accounting
   (principal accounting officer)

By: /s/   Erline Belton*                Date:  April 9, 2004
   ----------------------------------        -----------------------------------
   Erline Belton
   Director

By: /s/   Douglas R. Conant*            Date:  April 9, 2004
   ----------------------------------        -----------------------------------
   Douglas R. Conant
   Director

By: /s/   D. Patrick Curran*            Date:  April 9, 2004
   ----------------------------------        -----------------------------------
   D. Patrick Curran
   Director

By: /s/   Eric L. Hansen*               Date:  April 9, 2004
   ----------------------------------        -----------------------------------
   Eric L. Hansen
   Director

By: /s/   Mark S. Hansen*               Date:  April 9, 2004
   ----------------------------------        -----------------------------------
   Mark S. Hansen
   Director

By: /s/   Jack P. Helms*                Date:  April 9, 2004
   ----------------------------------        -----------------------------------
   Jack P. Helms
   Director

By: /s/   Burton M. Sack*               Date:  April 9, 2004
   ----------------------------------        -----------------------------------
   Burton M. Sack
   Director



*  By: /s/ Rebecca R. Tilden    Attorney-in-Fact
     -----------------------

                         APPLEBEE'S INTERNATIONAL, INC.
                                  EXHIBIT INDEX

   Exhibit
    Number                           Description of Exhibit
--------------- ----------------------------------------------------------------

       31.1 Certification of Chairman and Chief Executive Officer Pursuant to SEC Rule 13a-14(a).

       31.2 Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a).