Form 10-Q
period 2004-03-28
APPLEBEES INTERNATIONAL INC
filed 2004-04-29
CIK 853665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 28, 2004
                               -------------------------------------------------

                                       OR

[   ]    TRANSITION  REPORT PURSUANT  TO SECTION  13 OR 15(d) OF  THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

Commission File Number:              000-17962
                       -----------------------------------


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
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes      X      No
                                             ----------     ----------

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined by Rule 12b-2 of the Act).      Yes      X      No
                                             ----------     ----------

The number of shares of the registrant's common stock outstanding as of April 23, 2004 was 54,917,012.

                         APPLEBEE'S INTERNATIONAL, INC.
                                    FORM 10-Q
                       FISCAL QUARTER ENDED MARCH 28, 2004
                                      INDEX

                                                                                                                Page
Part I             Financial Information

Item 1.            Consolidated Financial Statements:

                   Consolidated Balance Sheets as of March 28, 2004
                        and December 28, 2003................................................................      3

                   Consolidated Statements of Earnings for the 13 Weeks
                        Ended March 28, 2004 and March 30, 2003..............................................      4

                   Consolidated Statement of Stockholders' Equity for the
                        13 Weeks Ended March 28, 2004........................................................      5

                   Consolidated Statements of Cash Flows for the 13 Weeks
                        Ended March 28, 2004 and March 30, 2003 .............................................      6

                   Notes to Consolidated Financial Statements................................................      8

Item 2.            Management's Discussion and Analysis of
                        Financial Condition and Results of Operations........................................     13

Item 3.            Quantitative and Qualitative Disclosures About Market Risk................................     22

Item 4.            Controls and Procedures...................................................................     22



Part II            Other Information

Item 1.            Legal Proceedings.........................................................................     23

Item 2.            Changes in Securities and Use of Proceeds.................................................     23

Item 6.            Exhibits and Reports on Form 8-K..........................................................     24

Signatures ..................................................................................................     25

Exhibit Index................................................................................................     26


                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      (in thousands, except share amounts)


                                                                                               March 28,         December 28,
                                                                                                  2004               2003
                                                                                             --------------     --------------
                                                              ASSETS
Current assets:
    Cash and cash equivalents............................................................     $    9,488         $   17,867
    Short-term investments, at market value..............................................            280                 27
    Receivables (less allowance for bad debts of $4,243 in 2004 and $4,117 in 2003)......         35,946             31,950
    Receivables related to captive insurance subsidiary..................................          8,155                450
    Inventories..........................................................................         30,309             20,799
    Prepaid income taxes.................................................................            --               5,800
    Other current assets related to captive insurance subsidiary.........................          2,867                657
    Prepaid and other current assets.....................................................         11,372              9,072
                                                                                             --------------     --------------
         Total current assets............................................................         98,417             86,622
Property and equipment, net..............................................................        422,032            419,802
Goodwill.................................................................................        105,326            105,326
Restricted assets related to captive insurance subsidiary................................         13,837             10,763
Franchise interest and rights, net.......................................................          1,054              1,137
Other assets.............................................................................         23,560             20,351
                                                                                             --------------     --------------
                                                                                              $  664,226         $  644,001
                                                                                             ==============     ==============


                                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt....................................................     $      198         $      192
    Accounts payable.....................................................................         41,237             37,633
    Accrued expenses and other current liabilities.......................................         79,873             96,637
    Loss reserve and unearned premiums related to captive insurance subsidiary...........         23,803             11,007
    Accrued income taxes.................................................................          8,423                --
    Accrued dividends....................................................................            --               3,863
                                                                                             --------------     --------------
         Total current liabilities.......................................................        153,534            149,332
                                                                                             --------------     --------------
Non-current liabilities:
    Long-term debt - less current portion................................................         25,623             20,670
    Other non-current liabilities........................................................         16,540             14,267
                                                                                             --------------     --------------
         Total non-current liabilities...................................................         42,163             34,937
                                                                                             --------------     --------------
         Total liabilities...............................................................        195,697            184,269
                                                                                             --------------     --------------
Commitments and contingencies (Note 3)
Stockholders' equity:
    Preferred stock - par value $0.01 per share: authorized - 1,000,000 shares;
         no shares issued................................................................            --                 --
    Common stock - par value $0.01 per share:  authorized - 125,000,000 shares;
         issued - 72,336,788 shares......................................................            723                723
    Additional paid-in capital...........................................................        206,183            200,574
    Retained earnings....................................................................        553,819            524,316
                                                                                             --------------     --------------
                                                                                                 760,725            725,613
    Treasury stock - 17,515,156 shares in 2004 and 17,143,845 shares in 2003, at cost....       (292,196)          (265,881)
                                                                                             --------------     --------------
         Total stockholders' equity......................................................        468,529            459,732
                                                                                             --------------     --------------
                                                                                              $  664,226         $  644,001
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


                                         APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF EARNINGS
                                                            (Unaudited)
                                            (in thousands, except per share amounts)


                                                                                 13 Weeks Ended
                                                                        --------------------------------
                                                                          March 28,         March 30,
                                                                            2004              2003
                                                                        -------------     -------------
         Revenues:
              Company restaurant sales................................    $ 243,560         $ 208,410
              Franchise royalties and fees............................       30,772            27,163
              Other franchise income..................................        3,115             2,641
                                                                        -------------     -------------
                   Total operating revenues...........................      277,447           238,214
                                                                        -------------     -------------
         Cost of company restaurant sales:
              Food and beverage.......................................       63,515            54,846
              Labor...................................................       79,659            68,364
              Direct and occupancy....................................       59,069            50,561
              Pre-opening expense.....................................          550               221
                                                                        -------------     -------------
                   Total cost of company restaurant sales.............      202,793           173,992
                                                                        -------------     -------------
         Cost of other franchise income...............................        2,937             2,500
         General and administrative expenses..........................       25,517            22,620
         Amortization of intangible assets............................           86                99
         Loss on disposition of restaurants and equipment.............          495               467
                                                                        -------------     -------------
         Operating earnings...........................................       45,619            38,536
                                                                        -------------     -------------
         Other income (expense):
              Investment income.......................................          223               336
              Interest expense........................................         (344)             (521)
              Other income (expense)..................................         (109)              205
                                                                        -------------     -------------
                   Total other income (expense).......................         (230)               20
                                                                        -------------     -------------
         Earnings before income taxes.................................       45,389            38,556
         Income taxes.................................................       15,886            13,954
                                                                        -------------     -------------
         Net earnings.................................................    $  29,503         $  24,602
                                                                        =============     =============
         Basic net earnings per common share..........................    $    0.54         $    0.45
                                                                        =============     =============
         Diluted net earnings per common share........................    $    0.52         $    0.43
                                                                        =============     =============
         Basic weighted average shares outstanding....................       54,658            55,272
                                                                        =============     =============
         Diluted weighted average shares outstanding..................       56,419            56,677
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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                      (in thousands, except share amounts)


                                                           Common Stock         Additional                                 Total
                                                     -------------------------   Paid-In      Retained     Treasury    Stockholders'
                                                        Shares       Amount      Capital      Earnings      Stock         Equity
                                                     ------------ ------------ ------------ ------------ ------------ --------------
Balance, December 28, 2003.........................   72,336,788    $    723    $ 200,574     $ 524,316   $(265,881)    $  459,732

    Net earnings...................................          --          --           --         29,503         --          29,503
    Purchases of treasury stock....................          --          --           --            --      (32,039)       (32,039)
    Stock options exercised and
         related tax benefit.......................          --          --         3,746           --        4,334          8,080
    Shares issued under employee benefit
         plans.....................................          --          --         1,929           --          986          2,915
    Restricted shares awarded under equity
         incentive plan, net of cancellations......          --          --          (404)          --          404            --
    Amortization of unearned compensation
         relating to restricted shares.............          --          --           338           --          --             338
                                                     ------------ ------------ ------------ ------------ ------------ --------------

Balance, March 28, 2004............................   72,336,788    $    723    $ 206,183     $ 553,819   $(292,196)    $  468,529
                                                     ============ ============ ============ ============ ============ ==============






                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                                         13 Weeks Ended
                                                                                               --------------------------------
                                                                                                 March 28,          March 30,
                                                                                                   2004               2003
                                                                                               --------------    --------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
         Net earnings..................................................................          $  29,503          $  24,602
         Adjustments to reconcile net earnings to net
              cash provided by operating activities:
              Depreciation and amortization............................................             11,071              9,940
              Amortization of intangible assets........................................                 86                 99
              Amortization of deferred financing costs.................................                 39                 48
              Amortization of unearned compensation....................................                338                254
              Deferred income tax provision............................................                145                287
              Loss on disposition of restaurants and equipment.........................                495                467
              Income tax benefit from exercise of stock options........................              3,108              2,154
         Changes in assets and liabilities (exclusive of effects of acquisition):
              Receivables..............................................................             (3,996)            (3,022)
              Receivables related to captive insurance subsidiary......................             (7,705)            (9,573)
              Inventories..............................................................             (9,510)            (8,154)
              Prepaid income taxes.....................................................              5,800              5,002
              Other current assets related to captive insurance subsidiary.............             (2,210)            (2,655)
              Prepaid and other current assets.........................................             (1,953)             1,201
              Accounts payable.........................................................              3,604              1,513
              Accrued expenses and other current liabilities...........................            (16,764)            (9,082)
              Loss reserve and unearned premiums related to captive insurance
                   subsidiary..........................................................             12,796             12,206
              Accrued income taxes.....................................................              8,423              6,809
              Other....................................................................               (504)              (859)
                                                                                               --------------    --------------
              NET CASH PROVIDED BY OPERATING ACTIVITIES................................             32,766             31,237
                                                                                               --------------    --------------
    CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of property and equipment...........................................            (13,796)           (10,215)
         Restricted assets related to captive insurance subsidiary.....................             (3,074)               --
         Acquisition of restaurants....................................................                --             (20,758)
         Purchases of short-term investments...........................................               (253)               --
         Maturities and sales of short-term investments................................                --                  50
         Other investing activities....................................................               (966)               --
                                                                                               --------------    --------------
              NET CASH USED BY INVESTING ACTIVITIES....................................            (18,089)           (30,923)
                                                                                               --------------    --------------
    CASH FLOWS FROM FINANCING ACTIVITIES:
         Purchases of treasury stock...................................................            (32,039)           (13,282)
         Dividends paid................................................................             (3,863)            (3,323)
         Issuance of common stock upon exercise of stock options.......................              4,972              5,342
         Shares issued under employee benefit plans....................................              2,915                590
         Net proceeds from issuance of long-term debt..................................              4,959              4,995
                                                                                               --------------    --------------
              NET CASH USED BY FINANCING ACTIVITIES....................................            (23,056)            (5,678)
                                                                                               --------------    --------------
    NET DECREASE IN CASH AND CASH EQUIVALENTS..........................................             (8,379)            (5,364)
    CASH AND CASH EQUIVALENTS, beginning of period.....................................             17,867             15,169
                                                                                               --------------    --------------
    CASH AND CASH EQUIVALENTS, end of period...........................................          $   9,488          $   9,805
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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                   (Unaudited)
                                 (in thousands)


                                                                                             13 Weeks Ended
                                                                                 ------------------------------------
                                                                                    March 28,            March 30,
                                                                                      2004                 2003
                                                                                 ----------------    ----------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the 13 week period for:
         Income taxes........................................................        $    114           $    201
                                                                                 ================    ================
         Interest............................................................        $    173           $    306
                                                                                 ================    ================

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

We issued restricted common stock, net of forfeitures, of $1,497,000 and $1,666,000 for the thirteen weeks ended March 28, 2004 and March 30, 2003, respectively.

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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Basis of Presentation

Our consolidated financial statements included in this Form 10-Q have been prepared without audit (except that the balance sheet information as of December 28, 2003 has been derived from consolidated financial statements which were audited) in accordance with the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, we believe that the disclosures are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2003.

We believe that all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

We have made certain reclassifications to the consolidated financial statements to conform to the 2004 presentation.

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



                                                                                                    13 Weeks Ended
                                                                                          ----------------------------------
                                                                                             March 28,          March 30,
                                                                                               2004               2003
                                                                                          ----------------  ----------------
Net earnings, as reported.......................................................            $     29,503      $     24,602

Add: Compensation expense included in net earnings,
    net of related taxes........................................................                     298               455
Less: Total stock-based employee compensation expense
    determined under fair value based methods for all
    awards, net of related taxes................................................                   2,576             2,656
                                                                                          ----------------  ----------------
Pro forma net earnings..........................................................            $     27,225      $     22,401
                                                                                          ================  ================
Basic net earnings per common share, as reported................................            $       0.54      $       0.45
                                                                                          ================  ================
Basic net earnings per common share, pro forma..................................            $       0.50      $       0.41
                                                                                          ================  ================
Diluted net earnings per common share, as reported..............................            $       0.52      $       0.43
                                                                                          ================  ================
Diluted net earnings per common share, pro forma................................            $       0.48      $       0.40
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

Lease guarantees: In connection with the sale of restaurants to franchisees and other parties, we have, in certain cases, remained contingently liable for the remaining lease payments. As of March 28, 2004, the aggregate amount of these lease payments totaled approximately $23,000,000. These leases expire at various times throughout the next several years with the final lease agreement expiring in 2025. The buyers have indemnified us from any losses related to these guarantees. We have not recorded a liability as of March 28, 2004 or December 28, 2003.

Franchisee guarantees: In November 2003, we arranged for a financing company to provide up to $75,000,000 to qualified franchisees for short-term loans to fund remodel investments. Under the terms of this financing program, we will provide a limited guarantee pool for the loans advanced during the three-year period ending December 2006. There were no loans outstanding under this program as of March 28, 2004.

Contingent consideration: In 2002, we acquired the operations and assets of 21 Applebee's restaurants located in the Washington, D.C. area from a franchisee. The purchase agreement provides for additional consideration in July 2004 if the restaurants achieve cash flows in excess of historical levels. The amount of additional payments, if any, under this agreement will not be material to our consolidated financial statements.

Severance agreements: We have severance and employment agreements with certain officers and other senior executives providing for severance payments to be made in the event the employee resigns or is terminated related to a change in control. The agreements define the circumstances which will constitute a change in control. If the severance payments had been due as of March 28, 2004, we would have been required to make payments totaling approximately $11,900,000. In addition, we have severance and employment agreements with certain officers which contain severance provisions not related to a change in control. Those provisions would have required aggregate payments of approximately $7,000,000 if such officers had been terminated as of March 28, 2004.

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


                                                                                                   13 Weeks Ended
                                                                                   ----------------------------------------------
                                                                                         March 28,                March 30,
                                                                                           2004                     2003
                                                                                   ----------------------  ----------------------

    Net earnings................................................................        $     29,503            $     24,602
                                                                                   ======================  ======================

    Basic weighted average shares outstanding...................................              54,658                  55,272
    Dilutive effect of stock options and
         equity-based compensation..............................................               1,761                   1,405
                                                                                   ----------------------  ----------------------
    Diluted weighted average shares outstanding.................................              56,419                  56,677
                                                                                   ======================  ======================
    Basic net earnings per common share.........................................        $       0.54            $       0.45
                                                                                   ======================  ======================
    Diluted net earnings per common share.......................................        $       0.52            $       0.43
                                                                                   ======================  ======================

We excluded stock options with exercise prices greater than the average market price of our common stock for the applicable periods from the computation of diluted weighted average shares outstanding. There were approximately 14,000 and 50,000 of these options for the thirteen weeks ended March 28, 2004 and March 30, 2003, respectively.

5.  Acquisition

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

Actual company restaurant sales included in our consolidated financial statements for these restaurants were approximately $6,500,000 and $500,000 for the thirteen weeks ended March 28, 2004 and March 30, 2003, respectively. Company restaurant sales for these restaurants would have been approximately $6,600,000 for the thirteen weeks ended March 30, 2003 had the acquisition occurred at the beginning of the period.

6.  Disposition

On July 20, 2003, we completed the sale of eight company restaurants in the Atlanta, Georgia market to an affiliate of an existing franchisee for $8,000,000. In connection with the sale of these restaurants, we closed one restaurant in the Atlanta market in June 2003. This transaction did not have a significant impact on our net earnings for fiscal 2003. Actual company restaurant sales included in our consolidated financial statements for the nine restaurants were approximately $4,800,000 for the thirteen weeks ended March 30, 2003.

7.  Goodwill and Other Intangible Assets

Changes in goodwill are summarized below (in thousands):

                                                                                         March 28,              December 28,
                                                                                           2004                     2003
                                                                                   ----------------------  ----------------------
    Carrying amount, beginning of the year......................................        $    105,326            $     88,715
    Goodwill acquired during the period.........................................                 --                   16,611
                                                                                   ----------------------  ----------------------
                                                                                        $    105,326            $    105,326
                                                                                   ======================  ======================

Intangible assets subject to amortization pursuant to SFAS No. 142 consist of franchise interest and rights and are summarized below (in thousands):

                                                                                         March 28,              December 28,
                                                                                           2004                     2003
                                                                                   ----------------------  ----------------------
    Gross carrying amount.......................................................        $      6,371            $      6,371
    Less, accumulated amortization..............................................               5,317                   5,234
                                                                                   ----------------------  ----------------------
    Net.........................................................................        $      1,054            $      1,137
                                                                                   ======================  ======================

We expect annual amortization expense for all intangible assets for the next five fiscal years to range from approximately $40,000 to $335,000.

8.  Captive Insurance Subsidiary

In 2002, we formed Neighborhood Insurance, Inc., a Vermont corporation and a wholly-owned captive insurance subsidiary to provide Applebee's International, Inc. and qualified franchisees with workers' compensation and general liability insurance. Applebee's International, Inc. and covered franchisees make premium payments to the captive insurance company which pays administrative fees and insurance claims, subject to individual and aggregate maximum claim limits under the captive insurance company's reinsurance policies. Franchisee premium amounts billed by the captive insurance company are established based upon third-party actuarial estimates of settlement costs for incurred claims and administrative fees. The franchisee premiums are included in other franchise income ratably over the policy year. The related offsetting expenses are included in cost of other franchise income. Accordingly, we do not expect franchisee participation in the captive insurance company to have a material impact on our net earnings.

As of March 28, 2004,  our  consolidated  balance  sheet  includes the following balances  related  to  the  captive  insurance  subsidiary:
    o Deferred policy acquisition costs of approximately $2,900,000 included in other current assets related to captive insurance subsidiary.
    o    Franchise premium  receivables of approximately  $8,200,000 included in
         receivables   related  to   captive   insurance   subsidiary.
    o Cash equivalent investments restricted for the payment of claims of approximately $13,100,000 included in restricted assets related to captive insurance subsidiary.
    o Current liabilities of approximately $25,100,000 recorded primarily in loss reserve and unearned premiums related to captive insurance subsidiary.
    o Other miscellaneous items, net, of approximately $900,000 included in several line items in the consolidated balance sheet.

9.  New Accounting Pronouncement

In December 2003, the FASB issued FASB Interpretation No. ("FIN") 46R, "Consolidation of Variable Interest Entities and Interpretation of ARB No. 51." This interpretation, which replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. This interpretation is required in financial statements for periods ending after March 15, 2004 for those companies that have yet to adopt the provisions of FIN
46. We adopted FIN 46R in January 2004 and the initial adoption did not have a material impact on our consolidated financial statements.

10. Subsequent Event

On April 26, 2004, we completed our acquisition of the operations and assets of 10 Applebee's franchise restaurants located in Southern California for $13,400,000 in cash, subject to adjustment, and the assumption of certain liabilities. We do not expect this transaction to have a significant impact on our net earnings for fiscal 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our results continue to be driven by the execution of integrated strategies, including improved food, promotions backed by effective advertising, meeting our guests' desires for more convenience, our focus on operations excellence and the retention of better people.

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

In 2002, we formed Neighborhood Insurance, Inc., a Vermont corporation and a wholly-owned captive insurance subsidiary to provide Applebee's International, Inc. and qualified franchisees with workers' compensation and general liability insurance. Applebee's International, Inc. and covered franchisees make premium payments to the captive insurance company which pays administrative fees and insurance claims, subject to individual and aggregate maximum claim limits under the captive insurance company's reinsurance policies. Franchisee premium amounts billed by the captive insurance company are established based upon third-party actuarial estimates of settlement costs for incurred claims and administrative fees. The franchisee premiums are included in other franchise income ratably over the policy year. The related offsetting expenses are included in cost of other franchise income. Accordingly, we do not expect franchisee participation in the captive insurance company to have a material impact on our net earnings.

As of March 28, 2004, our consolidated balance sheet includes the following balances related to the captive insurance subsidiary:
    o Deferred policy acquisition costs of approximately $2,900,000 included in other current assets related to captive insurance subsidiary.
    o Franchise premium receivables of approximately $8,200,000 included in receivables related to captive insurance subsidiary.
    o Cash equivalent investments restricted for the payment of claims of approximately $13,100,000 included in restricted assets related to captive insurance subsidiary.
    o Current liabilities of approximately $25,100,000 recorded primarily in loss reserve and unearned premiums related to captive insurance subsidiary.
    o Other miscellaneous items, net, of approximately $900,000 included in several line items in the consolidated balance sheet.

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

Actual company restaurant sales included in our consolidated financial statements for these restaurants were approximately $6,500,000 and $500,000 for the thirteen weeks ended March 28, 2004 and March 30, 2003, respectively. Company restaurant sales for these restaurants would have been approximately $6,600,000 for the thirteen weeks ended March 30, 2003 had the acquisition occurred at the beginning of the period.

Disposition

On July 20, 2003, we completed the sale of eight company restaurants in the Atlanta, Georgia market to an affiliate of an existing franchisee for $8,000,000. In connection with the sale of these restaurants, we closed one restaurant in the Atlanta market in June 2003. This transaction did not have a significant impact on our net earnings for fiscal 2003. Actual company restaurant sales included in our consolidated financial statements for the nine restaurants were approximately $4,800,000 for the thirteen weeks ended March 30, 2003.

Results of Operations

The  following  table  contains   information   derived  from  our  consolidated
statements of earnings expressed as a percentage of total operating revenues, except where otherwise noted. Percentages may not add due to rounding.

                                                                                                   13 Weeks Ended
                                                                                         ----------------------------------
                                                                                            March 28,          March 30,
                                                                                              2004               2003
                                                                                         ---------------    ---------------
         Revenues:
              Company restaurant sales..........................................              87.8%              87.5%
              Franchise royalties and fees......................................              11.1               11.4
              Other franchise income............................................               1.1                1.1
                                                                                         ---------------    ---------------
                   Total operating revenues.....................................             100.0%             100.0%
                                                                                         ===============    ===============
         Cost of sales (as a percentage of company restaurant sales):
              Food and beverage.................................................              26.1%              26.3%
              Labor.............................................................              32.7               32.8
              Direct and occupancy..............................................              24.3               24.3
              Pre-opening expense...............................................               0.2                0.1
                                                                                         ---------------    ---------------
                   Total cost of sales..........................................              83.3%              83.5%
                                                                                         ===============    ===============

         Cost of other franchise income (as a percentage of other
              franchise income).................................................              94.3%              94.7%
         General and administrative expenses....................................               9.2                9.5
         Amortization of intangible assets......................................               --                 --
         Loss on disposition of restaurants and equipment.......................               0.2                0.2
                                                                                         ---------------    ---------------
         Operating earnings.....................................................              16.4               16.2
                                                                                         ---------------    ---------------
         Other income (expense):
              Investment income.................................................               0.1                0.1
              Interest expense..................................................              (0.1)              (0.2)
              Other income (expense)............................................               --                 0.1
                                                                                         ---------------    ---------------
                   Total other income (expense).................................              (0.1)               --
                                                                                         ---------------    ---------------
         Earnings before income taxes...........................................              16.4               16.2
         Income taxes...........................................................               5.7                5.9
                                                                                         ---------------    ---------------
         Net earnings...........................................................              10.6%              10.3%
                                                                                         ===============    ===============

The following table sets forth certain unaudited financial information and other restaurant data relating to company and franchise restaurants, as reported to us by franchisees:

                                                                                                     13 Weeks Ended
                                                                                      -----------------------------------------
                                                                                           March 28,             March 30,
                                                                                             2004                  2003
                                                                                      -------------------   -------------------
    Number of restaurants:
         Company:
              Beginning of period...............................................                   383                   357
              Restaurant openings...............................................                     8                     3
              Restaurants acquired from franchisees.............................                    --                    11
                                                                                      -------------------   -------------------
              End of period.....................................................                   391                   371
                                                                                      -------------------   -------------------
         Franchise:
              Beginning of period...............................................                 1,202                 1,139
              Restaurant openings...............................................                    11                    16
              Restaurant closings...............................................                    (1)                   (2)
              Restaurants acquired from franchisees.............................                   --                    (11)
                                                                                      -------------------   -------------------
              End of period.....................................................                 1,212                 1,142
                                                                                      -------------------   -------------------
         Total:
              Beginning of period...............................................                 1,585                 1,496
              Restaurant openings...............................................                    19                    19
              Restaurant closings...............................................                    (1)                   (2)
                                                                                      -------------------   -------------------
              End of period.....................................................                 1,603                 1,513
                                                                                      ===================   ===================
         Weighted average weekly sales per restaurant:
              Company...........................................................          $     48,402          $     44,666
              Franchise.........................................................          $     48,769          $     45,424
              Total.............................................................          $     48,680          $     45,243
         Change in comparable restaurant sales:(1)
              Company...........................................................                  8.7%                  4.6%
              Franchise.........................................................                  8.0%                  2.9%
              Total.............................................................                  8.2%                  3.3%
         Total operating revenues (in thousands):
              Company restaurant sales..........................................          $    243,560          $    208,410
              Franchise royalties and fees(2)...................................                30,772                27,163
              Other franchise income(3).........................................                 3,115                 2,641
                                                                                      -------------------   -------------------
              Total.............................................................          $    277,447          $    238,214
                                                                                      ===================   ===================

(1) When computing comparable restaurant sales, restaurants open for at least 18 months are compared from period to period.
(2) Franchise royalties are generally 4% of each franchise restaurant's reported monthly gross sales. Reported franchise sales, in thousands, were $764,116 and $676,312 in the 2004 quarter and the 2003 quarter, respectively. Franchise fees typically range from $30,000 to $35,000 for each restaurant opened.
(3) Other franchise income includes insurance premiums from franchisee participation in our captive insurance company and revenue from information technology products and services provided to certain franchisees.


Company Restaurant Sales. Total company restaurant sales increased $35,150,000 (17%) from $208,410,000 in the 2003 quarter to $243,560,000 in the 2004 quarter.
Company restaurant openings and weighted average weekly sales each contributed approximately 8% of the increase in total company restaurant sales in the 2004 quarter. The acquisition of 11 restaurants in Illinois, Indiana, Kentucky, and Missouri in late March 2003 contributed approximately 3% of the increase in company restaurant sales. These increases were partially offset by the sale of 8 restaurants in the Atlanta, Georgia market in July 2003.

Comparable restaurant sales at company restaurants increased by 8.7% in the 2004 quarter. Weighted average weekly sales at company restaurants increased 8.4% from $44,666 in the 2003 quarter to $48,402 in the 2004 quarter. These increases were due primarily to increases in guest traffic and in the average guest check resulting from our food promotions. In addition, a portion of the increase resulted from the implementation of our Carside To Go(TM) initiative and menu price increases of approximately 1.5% in the 2004 quarter. To Go sales mix increased from 6.8% of company restaurant sales in the 2003 quarter to 9.4% of company restaurant sales in the 2004 quarter.

Franchise Royalties and Fees. Franchise royalties and fees increased $3,609,000 (13%) from $27,163,000 in the 2003 quarter to $30,772,000 in the 2004 quarter due primarily to the increased number of franchise restaurants operating during 2004 as compared to 2003 and increases in franchisee comparable restaurant sales. Weighted average weekly sales and franchise comparable restaurant sales increased 7.4% and 8.0%, respectively, in the 2004 quarter.

Other Franchise Income. Other franchise income increased $474,000 (18%) from $2,641,000 in the 2003 quarter to $3,115,000 in the 2004 quarter due primarily to an increase of approximately $360,000 in revenues recognized related to the franchisee premium amounts earned by the captive insurance company. Franchisee premiums are included in other franchise income ratably over the policy year.

Cost of Company Restaurant Sales. Food and beverage costs decreased from 26.3% in the 2003 quarter to 26.1% in the 2004 quarter, due to menu price increases, operational improvements and benefits resulting from our supply chain management initiatives which were partially offset by higher commodity costs.

Labor costs decreased from 32.8% in the 2003 quarter to 32.7% in the 2004 quarter. This decrease was due to lower management and hourly costs due to higher sales volume at company restaurants and was partially offset by higher costs related to the addition of dedicated To Go hourly labor at most of our restaurants beginning in the second half of 2003, higher workers' compensation costs and higher management incentive compensation.

Direct and occupancy costs were 24.3% in both the 2003 quarter and the 2004 quarter due primarily to lower rent expense and depreciation expense, as a percentage of sales, which were offset by increased advertising costs, as a percentage of sales, due primarily to Carside To Go(TM) advertising in company markets, higher insurance costs and higher packaging costs as a result of increased To Go sales volumes.

Cost of Other Franchise Income. Cost of other franchise income increased $437,000 (17%) from $2,500,000 in the 2003 quarter to $2,937,000 in the 2004 quarter due primarily to an increase of $360,000 in costs related to the operation of our captive insurance company.

General and Administrative Expenses. General and administrative expenses decreased from 9.5% in the 2003 quarter to 9.2% in the 2004 quarter due primarily to the absorption of general and administrative expenses over a larger revenue base which was partially offset by higher compensation expense due to staffing levels.

Income Taxes. The effective income tax rate, as a percentage of earnings before income taxes, decreased from 36.2% in the 2003 quarter to 35.0% in the 2004 quarter due to a reduction in state and local income taxes.

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

Capital expenditures were $82,562,000 in 2003 (excluding the acquisition of 11 restaurants) and $13,796,000 in the 2004 quarter. We currently expect to open at least 32 company restaurants, and capital expenditures excluding acquisitions, are expected to be between $95,000,000 and $105,000,000 in 2004. These expenditures will primarily be for the development of new restaurants, refurbishment and capital replacement for existing restaurants, and the enhancement of information systems. Because we expect to continue to purchase a portion of our sites, the amount of actual capital expenditures will be dependent upon, among other things, the proportion of leased versus owned properties. In addition, if we open more restaurants than we currently anticipate or acquire additional restaurants, our capital requirements will increase accordingly.

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

Our bank credit agreement, as amended, expires in November of 2005 and provides for a $150,000,000 unsecured revolving credit facility, of which $25,000,000 may be used for the issuance of letters of credit. The facility is subject to various covenants and restrictions which, among other things, require the maintenance of stipulated fixed charge, leverage and indebtedness to capitalization ratios, as defined, and limit additional indebtedness and capital expenditures in excess of specified amounts. Cash dividends are limited to $10,000,000 annually. The facility is subject to standard other terms, conditions, covenants, and fees. We are currently in compliance with the covenants contained in our credit agreement. As of March 28, 2004, we had borrowings of $20,000,000 and had standby letters of credit of approximately $11,900,000 outstanding under our revolving credit facility.

In December 2003, our Board of Directors authorized an additional repurchase of $80,000,000 of our common stock. As of December 28, 2003, we had $99,800,000 remaining on our authorizations. During the 2004 quarter, we repurchased 855,300 shares of our common stock at an average price of $37.46 for an aggregate cost of $32,000,000. As of March 28, 2004, we had $67,700,000 remaining under our repurchase authorization.

As of March 28, 2004, our liquid assets totaled $9,768,000. These assets consisted of cash and cash equivalents in the amount of $9,488,000 and short-term investments in the amount of $280,000. The working capital deficit decreased from $62,710,000 as of December 28, 2003 to $55,117,000 as of March 28, 2004. This decrease was due primarily to the redemption of gift cards in the 2004 quarter sold in 2003, the payment of accrued dividends and bonuses and increases in inventories and was partially offset by decreases in cash and cash equivalents due to repurchases of our common stock in the 2004 quarter.

We believe that our liquid assets and cash generated from operations, combined with borrowings available under our credit facilities, will provide sufficient funds for our operating, capital and other requirements for the foreseeable future.

The following table shows our debt amortization schedule, future capital lease commitments (including principal and interest payments), future operating lease commitments and future purchase obligations as of March 28, 2004 (in thousands):

                                                                           Payments due by period
                                                   ----------------------------------------------------------------------
                    Certain                                        Less than 1       1-3           3-5       More than 5
           Contractual Obligations                     Total           year         Years         years         years
-------------------------------------------------  -------------  ------------- ------------- ------------- -------------
Long-term Debt (excluding capital
   lease obligations)...........................     $  21,624      $     120     $  20,242     $     104     $   1,158
Capital Lease Obligations.......................         9,657            747         1,575         1,687         5,648
Operating Leases................................       220,911         19,530        37,232        36,279       127,870
Purchase Obligations - Company(1)...............       139,652         44,179        65,911         2,625        26,937
Purchase Obligations - Franchise(2).............       297,767         48,197       187,985           --         61,585

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

Other Contractual Obligations

We have outstanding lease guarantees of approximately $23,000,000 as of March 28, 2004 (see Note 3). We have not recorded a liability for these guarantees as of March 28, 2004 or December 28, 2003.

We have severance and employment agreements with certain officers and other senior executives providing for severance payments to be made in the event the employee resigns or is terminated related to a change in control. The agreements define the circumstances which will constitute a change in control. If the severance payments had been due as of March 28, 2004, we would have been required to make payments totaling approximately $11,900,000. In addition, we have severance and employment agreements with certain officers which contain severance provisions not related to a change in control. Those provisions would have required aggregate payments of approximately $7,000,000 if such officers had been terminated as of March 28, 2004.

In 2002, we acquired the operations and assets of 21 Applebee's restaurants located in the Washington, D.C. area from a franchisee. The purchase agreement provides for additional consideration in July 2004 if the restaurants achieve cash flows in excess of historical levels. The amount of additional payments, if any, under this agreement will not be material to our consolidated financial statements.

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

New Accounting Pronouncement

In December 2003, the FASB issued FASB Interpretation No. ("FIN") 46R, "Consolidation of Variable Interest Entities and Interpretation of ARB No. 51." This interpretation, which replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. This interpretation is required in financial statements for periods ending after March 15, 2004 for those companies that have yet to adopt the provisions of FIN
46. We adopted FIN 46R in January 2004 and the initial adoption did not have a material impact on our consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from fluctuations in interest rates and changes in commodity prices. Our revolving credit facility bears interest at either the bank's prime rate or LIBOR plus 0.625%, at our option. As of March 28, 2004, the total amount of debt subject to interest rate fluctuations was $20,000,000 which was outstanding on our revolving credit facility. A 1% change in interest rates would result in an increase or decrease in interest expense of $200,000 per year. We may from time to time enter into interest rate swap agreements to manage the impact of interest rate changes on our earnings. Many of the food products we purchase are subject to price volatility due to factors that are outside of our control such as weather and seasonality. As part of our strategy to moderate this volatility, we have entered into fixed price purchase commitments.

Item 4.  Controls and Procedures

As of March 28, 2004, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective. During our most recent fiscal quarter, there have been no changes in our internal control over financial reporting that occurred that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.  Changes in Securities and Use of Proceeds

(e) Issuer Purchases of Equity Securities.


                                     Purchases of Equity Securities(1)
------------------------------------------------------------------------------------------------------------
                                   (a)          (b)               (c)                        (d)
---------------------------- -------------- ---------- ------------------------- ---------------------------
                                                                                   Maximum Dollar Value of
                                             Average     Total Number of Shares    Shares that May Yet Be
                              Total Number    Price       Purchased as Part of       Purchased Under the
                               of Shares     Paid Per      Publicly Announced         Plans or Programs
          Period               Purchased      Share        Plans or Programs            (in thousands)
---------------------------- -------------- ---------- ------------------------- ---------------------------
December 29, 2003 through
January 28, 2004                611,600       $37.25            611,600                    $76,976
---------------------------- -------------- ---------- ------------------------- ---------------------------
January 29, 2004 through
February 28, 2004               244,493(2)    $38.13            243,700                    $67,717
---------------------------- -------------- ---------- ------------------------- ---------------------------
February 29, 2004 through
March 28, 2004                    8,568(3)    $40.42                --                     $67,717
---------------------------- -------------- ---------- ------------------------- ---------------------------
           Total                864,661                         855,300
============================ ============== ========== ========================= ===========================

(1) In May 2002, our Board of Directors authorized a repurchase of up to $75,000,000 of our common stock through May 2005. In December 2003, our Board of Directors authorized an additional repurchase of up to $80,000,000 of our common stock. The May 2002 authorization limit was met in January 2004. The December 2003 authorization has no expiration date.
(2) Includes 793 shares received as partial payment for shares issued under stock option plans.
(3) Represents shares received as partial payment for shares issued under stock option plans.

Item 6.  Exhibits and Reports on Form 8-K

    (a) The Exhibits listed on the accompanying Exhibit Index are filed as part of this report.

    (b) We filed a report on Form 8-K on January 5, 2004 announcing executive promotions.

         We furnished a report on Form 8-K on January 7, 2004 announcing our presentation at the 2nd Annual SG Cowen Consumer Conference.

         We furnished a report on Form 8-K on January 12, 2004 reporting December comparable sales and updating fourth quarter earnings guidance and our 2004 outlook.

         We filed a report on Form 8-K on January 27, 2004 reporting January comparable sales and announcing the webcast of our fourth quarter earnings conference call over the Internet.

         We furnished a report on Form 8-K on February 11, 2004 reporting fourth quarter earnings per share and full year 2003 earnings per share.

         We filed a report on Form 8-K on February 11, 2004 in accordance with the Private Securities Litigation Reform Act of 1995 as it relates to a safe harbor for companies making forward-looking statements. The factors listed in the report are important factors that could cause actual results to differ materially from those we project in forward-looking statements.

         We furnished a report on Form 8-K on February 18, 2004  announcing  our
         presentation  at the Tenth Annual Bear Stearns   Retail,  Restaurants &
         Apparel Conference.

         We furnished a report on Form 8-K on February 23, 2004 announcing our presentation at the Raymond James Institutional Investors Conference.

         We filed a report on Form 8-K on February 24, 2004 reporting February comparable sales.

         We filed a report on Form 8-K on February 24, 2004 announcing the acquisition of 10 franchise restaurants.

         We furnished a report on Form 8-K on March 4, 2004 announcing our presentation at the Goldman Sachs Restaurant Denver Property Tour & Management Presentation 2004.

         We filed a report on March 17, 2004 announcing our CFO has established a 10b5-1 plan.

         We furnished a report on Form 8-K on March 23, 2004 announcing our presentation at the Banc of America Securities Consumer Conference.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       APPLEBEE'S INTERNATIONAL, INC.
                                       (Registrant)


Date: April 28, 2004                By:  /s/    Lloyd L. Hill
     -----------------------           -----------------------------------------
                                       Lloyd L. Hill
                                       Chairman and Chief Executive Officer
                                       (principal executive officer)

Date: April 28, 2004                By:  /s/    Steven K. Lumpkin
     -----------------------           -----------------------------------------
                                       Steven K. Lumpkin
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (principal financial officer)

Date: April 28, 2004                By:  /s/    Beverly O. Elving
     -----------------------           -----------------------------------------
                                       Beverly O. Elving
                                       Vice President, Accounting
                                       (principal accounting officer)

                         APPLEBEE'S INTERNATIONAL, INC.
                                  EXHIBIT INDEX


  Exhibit
   Number                                         Description of Exhibit
------------- ------------------------------------------------------------------------------------------------
    10.1      Executive Retirement Plan.

    10.2      Executive Health Plan.

    10.3      New Form of Change in Control and Noncompete Agreement.

    31.1      Certification of Chairman and Chief Executive Officer Pursuant to SEC Rule 13a-14(a)

    31.2      Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)

    32.1      Certification  of Chairman and Chief Executive  Officer and Chief Financial  Officer Pursuant
              to 18 U.S.C. Section 1350