Form 10-Q
period 2004-06-27
APPLEBEES INTERNATIONAL INC
filed 2004-07-29
CIK 853665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark  One)
 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   June 27, 2004
                               -------------------------------------------------

                                       OR

[ ]    TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d)  OF  THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                        to
                               -----------------------  ------------------------

Commission File Number:                          000-17962
                       ---------------------------------------------------------


                         Applebee's International, Inc.
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                    43-1461763
------------------------------------        ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

                4551 W. 107th Street, Overland Park, Kansas 66207
           -----------------------------------------------------------
              (Address of principal executive offices and zip code)

                                 (913) 967-4000
           -----------------------------------------------------------
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

The number of shares of the registrant's common stock outstanding as of July 23, 2004 was 82,083,020.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                       FISCAL QUARTER ENDED JUNE 27, 2004
                                      INDEX


                                                                                                                 Page
Part I             Financial Information

Item 1.            Consolidated Financial Statements:

                   Consolidated Balance Sheets as of June 27, 2004
                        and December 28, 2003................................................................      3

                   Consolidated Statements of Earnings for the 13 Weeks and 26 Weeks
                        Ended June 27, 2004 and June 29, 2003................................................      4

                   Consolidated Statement of Stockholders' Equity for the
                        26 Weeks Ended June 27, 2004.........................................................      5

                   Consolidated Statements of Cash Flows for the 26 Weeks
                        Ended June 27, 2004 and June 29, 2003 ...............................................      6

                   Notes to Consolidated Financial Statements................................................      8

Item 2.            Management's Discussion and Analysis of
                        Financial Condition and Results of Operations........................................     15

Item 3.            Quantitative and Qualitative Disclosures About Market Risk................................     26

Item 4.            Controls and Procedures...................................................................     26


Part II            Other Information

Item 1.            Legal Proceedings.........................................................................     27

Item 2.            Changes in Securities and Use of Proceeds.................................................     27

Item 4.            Submission of Matters to a Vote of Security Holders.......................................     28

Item 6.            Exhibits and Reports on Form 8-K..........................................................     28

Signatures ..................................................................................................     29

Exhibit Index................................................................................................     30

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      (in thousands, except share amounts)

                                                                                                    June 27,          December 28,
                                                                                                      2004                2003
                                                                                                -----------------   ----------------
                                     ASSETS
Current assets:
    Cash and cash equivalents...........................................................           $   14,890          $   17,867
    Short-term investments, at market value.............................................                  280                  27
    Receivables (less allowance for bad debts of $4,401 in 2004 and $4,117 in 2003).....               41,166              31,950
    Receivables related to captive insurance subsidiary.................................                4,775                 450
    Inventories.........................................................................               31,814              20,799
    Prepaid income taxes................................................................                  --                5,800
    Other current assets related to captive insurance subsidiary........................                1,706                 657
    Prepaid and other current assets....................................................               11,448               9,072
                                                                                                -----------------   ----------------
         Total current assets...........................................................              106,079              86,622
Property and equipment, net.............................................................              435,647             419,802
Goodwill................................................................................              116,344             105,326
Restricted assets related to captive insurance subsidiary...............................               16,251              10,763
Other intangible assets, net............................................................                5,819               1,137
Other assets............................................................................               26,125              20,351
                                                                                                -----------------   ----------------
                                                                                                   $  706,265          $  644,001
                                                                                                =================   ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt...................................................           $      212          $      192
    Accounts payable....................................................................               39,507              37,633
    Accrued expenses and other current liabilities......................................               81,026              96,637
    Loss reserve and unearned premiums related to captive insurance subsidiary..........               20,758              11,007
    Accrued income taxes................................................................               20,697                 --
    Accrued dividends...................................................................                  --                3,863
                                                                                                -----------------   ----------------
         Total current liabilities......................................................              162,200             149,332
                                                                                                -----------------   ----------------
Non-current liabilities:
    Long-term debt - less current portion...............................................               43,584              20,670
    Other non-current liabilities.......................................................               17,656              14,267
                                                                                                -----------------   ----------------
         Total non-current liabilities..................................................               61,240              34,937
                                                                                                -----------------   ----------------
         Total liabilities..............................................................              223,440             184,269
                                                                                                -----------------   ----------------

Commitments and contingencies (Note 3)
Stockholders' equity:
    Preferred stock - par value $0.01 per share: authorized - 1,000,000 shares;
       no shares issued.................................................................                  --                  --
    Common stock - par value $0.01 per share:  authorized - 125,000,000 shares;
       issued - 108,503,243 shares......................................................                1,085               1,085
    Additional paid-in capital..........................................................              210,064             200,574
    Retained earnings...................................................................              581,636             523,954
                                                                                                -----------------   ----------------
                                                                                                      792,785             725,613
    Treasury stock - 26,631,822 shares in 2004 and 25,715,767 shares in 2003, at
       cost.............................................................................             (309,960)           (265,881)
                                                                                                -----------------   ----------------
         Total stockholders' equity.....................................................              482,825             459,732
                                                                                                -----------------   ----------------
                                                                                                  $   706,265         $   644,001
                                                                                                =================   ================

                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                                    13 Weeks Ended                         26 Weeks Ended
                                                          -----------------------------------    -----------------------------------
                                                              June 27,           June 29,            June 27,           June 29,
                                                                2004               2003                2004               2003
                                                          ----------------   ----------------    ----------------    ---------------
Revenues:
    Company restaurant sales .........................       $   247,769        $   220,107         $   491,329        $   428,517
    Franchise royalties and fees......................            30,779             27,331              61,551             54,494
    Other franchise income............................             3,399              3,268               6,514              5,909
                                                          ----------------   ----------------    ----------------    ---------------
         Total operating revenues.....................           281,947            250,706             559,394            488,920
                                                          ----------------   ----------------    ----------------    ---------------
Cost of company restaurant sales:
    Food and beverage.................................            66,647             57,040             130,162            111,886
    Labor.............................................            81,086             71,804             160,745            140,168
    Direct and occupancy..............................            60,240             54,386             119,309            104,947
    Pre-opening expense...............................               391                334                 941                555
                                                          ----------------   ----------------    ----------------    ---------------
         Total cost of company restaurant sales.......           208,364            183,564             411,157            357,556
                                                          ----------------   ----------------    ----------------    ---------------
Cost of other franchise income........................             5,035              3,173               7,972              5,673
General and administrative expenses...................            24,932             22,887              50,449             45,507
Amortization of intangible assets.....................               158                 92                 244                191
Loss on disposition of restaurants and equipment......               584                731               1,079              1,198
                                                          ----------------   ----------------    ----------------    ---------------
Operating earnings....................................            42,874             40,259              88,493             78,795
                                                          ----------------   ----------------    ----------------    ---------------
Other income (expense):
    Investment income.................................                18                485                 241                821
    Interest expense..................................              (416)              (518)               (760)            (1,039)
    Impairment of Chevys note receivable (Note 9).....               --              (8,803)                --              (8,803)
    Other income......................................               951                  1                 842                206
                                                          ----------------   ----------------    ----------------    ---------------
         Total other income (expense).................               553             (8,835)                323             (8,815)
                                                          ----------------   ----------------    ----------------    ---------------
Earnings before income taxes..........................            43,427             31,424              88,816             69,980
Income taxes..........................................            15,200             11,239              31,086             25,193
                                                          ----------------   ----------------    ----------------    ---------------
Net earnings..........................................       $    28,227        $    20,185         $    57,730        $    44,787
                                                          ================   ================    ================    ===============

Basic net earnings per common share...................       $      0.35        $      0.24         $      0.71        $      0.54
                                                          ================   ================    ================    ===============
Diluted net earnings per common share.................       $      0.34        $      0.24         $      0.68        $      0.53
                                                          ================   ================    ================    ===============
Basic weighted average shares outstanding.............            81,781             83,153              81,883             83,031
                                                          ================   ================    ================    ===============
Diluted weighted average shares outstanding...........            84,098             85,548              84,371             85,303
                                                          ================   ================    ================    ===============


                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                      (in thousands, except share amounts)



                                                Common Stock         Additional                                     Total
                                         -------------------------     Paid-In       Retained       Treasury    Stockholders'
                                            Shares       Amount        Capital       Earnings        Stock          Equity
                                         ------------ ------------ -------------- -------------- -------------- --------------

Balance, December 28, 2003.............   108,503,243   $  1,085     $  200,574     $  523,954     $ (265,881)    $  459,732

   Net earnings........................           --         --             --          57,730            --          57,730
   Purchases of treasury stock.........           --         --             --             --         (53,223)       (53,223)
   Stock options exercised and
     related tax benefit...............           --         --           6,596            --           7,362         13,958
   Shares issued under employee
     benefit plans.....................           --         --           2,603            --           1,378          3,981
   Restricted shares awarded
     under equity incentive plan,
     net of cancellations..............           --         --            (404)           --             404            --
   Amortization of unearned
     compensation relating to
     restricted shares.................           --         --             695            --             --             695
   Dividends paid for fractional
     shares............................           --         --             --             (48)           --             (48)
                                         ------------ ------------ -------------- -------------- -------------- --------------
Balance, June 27, 2004.................   108,503,243   $  1,085     $  210,064     $  581,636     $ (309,960)    $  482,825
                                         ============ ============ ============== ============== ============== ==============


                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                                         26 Weeks Ended
                                                                                              ------------------------------------
                                                                                                  June 27,             June 29,
                                                                                                    2004                 2003
                                                                                              ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings........................................................................         $   57,730          $   44,787
    Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization..................................................             22,167              19,943
         Amortization of intangible assets..............................................                244                 191
         Amortization of unearned compensation..........................................                695                 539
         Other amortization.............................................................                175                  97
         Inventory impairment...........................................................              2,300                 --
         Deferred income tax benefit....................................................               (245)               (734)
         Gain on sale of investments....................................................               --                   (24)
         Loss on disposition of restaurants and equipment...............................              1,079               1,198
         Impairment of Chevys note receivable...........................................               --                 8,803
         Income tax benefit from exercise of stock options..............................              5,169               3,879
    Changes in assets and liabilities (exclusive of effects of acquisitions):
         Receivables....................................................................             (9,003)             (5,377)
         Receivables related to captive insurance subsidiary............................             (4,325)             (4,359)
         Inventories....................................................................            (13,103)             (8,019)
         Prepaid income taxes...........................................................              5,800               1,880
         Other current assets related to captive insurance subsidiary...................             (1,049)             (2,031)
         Prepaid and other current assets...............................................               (923)              2,347
         Accounts payable...............................................................              1,874               2,547
         Accrued expenses and other current liabilities.................................            (15,927)             (6,693)
         Loss reserve and unearned premiums related to captive insurance subsidiary.....              9,751               8,210
         Accrued income taxes...........................................................             20,697                 --
         Other..........................................................................             (2,667)                608
                                                                                              ----------------    ----------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES......................................             80,439              67,792
                                                                                              ----------------    ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment.................................................            (36,543)            (28,964)
    Restricted assets related to captive insurance subsidiary...........................             (5,488)             (2,512)
    Acquisition of restaurants..........................................................            (13,817)            (21,557)
    Lease acquisition costs.............................................................             (4,919)                --
    Purchases of short-term investments.................................................               (253)                --
    Proceeds from sale of restaurants and equipment.....................................                --                   35
    Maturities and sales of short-term investments......................................                --                  480
    Other investing activities..........................................................               (966)                --
                                                                                              ----------------    ----------------
         NET CASH USED BY INVESTING ACTIVITIES..........................................            (61,986)            (52,518)
                                                                                              ----------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchases of treasury stock.........................................................            (53,223)            (13,282)
    Dividends paid......................................................................             (3,911)             (3,323)
    Issuance of common stock upon exercise of stock options.............................              8,789               8,318
    Shares issued under employee benefit plans..........................................              3,981               1,418
    Net long-term debt proceeds (payments)..............................................             22,934             (19,039)
                                                                                              ----------------    ----------------
         NET CASH USED BY FINANCING ACTIVITIES..........................................            (21,430)            (25,908)
                                                                                              ----------------    ----------------
NET DECREASE IN CASH AND CASH EQUIVALENTS...............................................             (2,977)            (10,634)
CASH AND CASH EQUIVALENTS, beginning of period..........................................             17,867              15,169
                                                                                              ----------------    ----------------
CASH AND CASH EQUIVALENTS, end of period................................................         $   14,890          $    4,535
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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                   (Unaudited)
                                 (in thousands)

                                                                                                 26 Weeks Ended
                                                                                       ------------------------------------
                                                                                           June 27,            June 29,
                                                                                             2004                2003
                                                                                       ----------------    ----------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the 26 week period for:
         Income taxes...........................................................           $    749           $    20,336
                                                                                       ================    ================
         Interest...............................................................           $    377           $       709
                                                                                       ================    ================

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

We issued restricted common stock, net of forfeitures, of $1,497,000 and $1,618,000 for the 26 weeks ended June 27, 2004 and June 29, 2003, respectively.

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

We have made certain reclassifications to the prior periods' consolidated financial statements to conform to the 2004 presentation.

2.  Stock-Based Compensation

We have adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." The Statement requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We account for stock-based compensation awards under the intrinsic method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Opinion No. 25 requires compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. All options awarded under all of our plans are granted with an exercise price equal to the fair market value on the date of the grant. The following table presents the effect on our net earnings and earnings per share had we adopted the fair value method of accounting for stock-based compensation under SFAS No. 123, "Accounting for Stock-Based Compensation" (in thousands, except for per share amounts).

                                                                     13 Weeks Ended                  26 Weeks Ended
                                                             ------------------------------- -------------------------------
                                                                 June 27,        June 29,        June 27,        June 29,
                                                                   2004            2003            2004            2003
                                                             --------------- --------------- --------------- ---------------
Net earnings, as reported............................           $  28,227       $  20,185       $  57,730       $  44,787
Add: Stock-based employee compensation expense
    (benefit) included in net earnings,
    net of related taxes.............................                 (12)            506             290             960
Less: Total stock-based employee
    compensation expense determined under
    fair value based methods for all awards,
    net of related taxes.............................               2,155           2,429           4,770           5,084
                                                             --------------- --------------- --------------- ---------------
Pro forma net earnings...............................           $  26,060       $  18,262       $  53,250       $  40,663
                                                             =============== =============== =============== ===============
Basic net earnings per common share,
    as reported......................................           $    0.35       $    0.24       $    0.71       $    0.54
                                                             =============== =============== =============== ===============
Basic net earnings per common share,
    pro forma........................................           $    0.32       $    0.22       $    0.65       $    0.49
                                                             =============== =============== =============== ===============
Diluted net earnings per common share,
    as reported......................................           $    0.34       $    0.24       $    0.68       $    0.53
                                                             =============== =============== =============== ===============
Diluted net earnings per common share,
    pro forma........................................           $    0.31       $    0.21       $    0.63       $    0.48
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

Lease guarantees: In connection with the sale of restaurants to franchisees and other parties, we have, in certain cases, remained contingently liable for the remaining lease payments. As of June 27, 2004, the aggregate amount of these lease payments totaled approximately $19,800,000. These leases expire at various times throughout the next several years with the final lease agreement expiring in 2025. The buyers have indemnified us from any losses related to these guarantees. We have not recorded a liability as of June 27, 2004 or December 28, 2003.

Franchisee guarantees: In November 2003, we arranged for a financing company to provide up to $75,000,000 to qualified franchisees for short-term loans to fund remodel investments. Under the terms of this financing program, we will provide a limited guarantee pool for the loans advanced during the three-year period ending December 2006. There was one loan outstanding for approximately $400,000 under this program as of June 27, 2004. The fair value of our guarantee was immaterial and accordingly, we have not recorded a liability as of June 27, 2004.

In May 2004, we arranged for a financing company to provide up to $250,000,000 to qualified franchisees for loans to fund development of new restaurants through October 2007. We will provide a limited guarantee of certain loans advanced under this program. As of June 27, 2004, there were no loans outstanding under this program.

Severance agreements: We have severance and employment agreements with certain officers and other senior executives providing for severance payments to be made in the event the employee resigns or is terminated related to a change in control. The agreements define the circumstances which will constitute a change in control. If the severance payments had been due as of June 27, 2004, we would have been required to make payments totaling approximately $12,200,000. In addition, we have severance and employment agreements with certain officers which contain severance provisions not related to a change in control. Those provisions would have required aggregate payments of approximately $7,200,000 if such officers had been terminated as of June 27, 2004.

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

                                                                     13 Weeks Ended                  26 Weeks Ended
                                                             ------------------------------- -------------------------------
                                                                 June 27,        June 29,        June 27,        June 29,
                                                                   2004            2003            2004            2003
                                                             --------------- --------------- --------------- ---------------
Net earnings.........................................           $  28,227       $  20,185       $  57,730       $  44,787
                                                             =============== =============== =============== ===============

Basic weighted average shares outstanding............              81,781          83,153          81,883          83,031
Dilutive effect of stock options and
    equity-based compensation........................               2,317           2,395           2,488           2,272
                                                             --------------- --------------- --------------- ---------------
Diluted weighted average shares outstanding..........              84,098          85,548          84,371          85,303
                                                             =============== =============== =============== ===============

Basic net earnings per common share..................           $    0.35       $    0.24       $    0.71       $    0.54
                                                             =============== =============== =============== ===============
Diluted net earnings per common share................           $    0.34       $    0.24       $    0.68       $    0.53
                                                             =============== =============== =============== ===============

We excluded stock options with exercise prices greater than the average market price of our common stock for the applicable periods from the computation of diluted weighted average shares outstanding. There were approximately 1,470,000 and 1,000 of these options for the 13 weeks ended June 27, 2004 and June 29, 2003, respectively, and 90,000 and 55,000 of these options for the 26 weeks ended June 27, 2004 and June 29, 2003, respectively.

5.  Stock Split

On May 13, 2004, we declared a three-for-two stock split, effected in the form of a 50% stock dividend, to shareholders of record on May 28, 2004 payable on June 15, 2004. We issued approximately 36,200,000 shares of common stock as a result of the stock split. All references to the number of shares and per share amounts of common stock have been restated to reflect the stock split. We have reclassified an amount equal to the par value of the number of shares issued to common stock from retained earnings.

6.  Acquisitions

On April 26, 2004, we completed our acquisition of the operations and assets of 10 Applebee's restaurants located in Southern California for approximately $13,700,000 in cash. Our financial statements reflect the results of operations for these restaurants subsequent to the date of acquisition. The purchase price was allocated to the fair value of property and equipment of $2,500,000, goodwill of $10,800,000 and other net assets of approximately $400,000. We do not expect this transaction to have a significant impact on our net earnings for fiscal 2004.

On March 24, 2003, we acquired the operations and assets of 11 Applebee's restaurants located in Illinois, Indiana, Kentucky and Missouri for $21,800,000 in cash and $1,400,000 in assumed debt from a franchisee. The total cash payment included $20,800,000 paid at closing, approximately $200,000 paid as a deposit in fiscal 2002 and approximately $800,000 paid in the second quarter of 2003. Our financial statements reflect the results of operations for these restaurants subsequent to the date of acquisition. The purchase price of $23,200,000 was allocated to the fair value of property and equipment of $7,900,000, goodwill of $16,600,000, and other net liabilities of $1,300,000.

The following table is comprised of actual company restaurant sales included in our consolidated financial statements for each period presented and pro forma company restaurant sales assuming the two acquisitions above occurred at the beginning of each respective period (in thousands):

                                                                     13 Weeks Ended                  26 Weeks Ended
                                                             ------------------------------- -------------------------------
                                                                 June 27,        June 29,        June 27,        June 29,
                                                                   2004            2003            2004            2003
                                                             --------------- --------------- --------------- ---------------

Actual acquired company restaurant sales..............          $  11,000       $   6,400       $  17,500       $   7,000
                                                             =============== =============== =============== ===============

Pro forma acquired company restaurant sales...........          $  13,200       $  12,000       $  26,300       $  24,000
                                                             =============== =============== =============== ===============

In 2002, we acquired the operations and assets of 21 Applebee's restaurants located in the Washington, D.C. area from a franchisee. The purchase agreement provided for additional consideration to be paid in July 2004 if the restaurants achieved cash flows in excess of historical levels. As of June 27, 2004, we have determined that the additional payment will be approximately $100,000 which has been recorded as goodwill in our consolidated financial statements.

7.  Disposition

On July 20, 2003,  we completed  the sale of eight  company  restaurants  in the
Atlanta,   Georgia  market  to  an  affiliate  of  an  existing  franchisee  for

$8,000,000. In connection with the sale of these restaurants, we closed one restaurant in the Atlanta market in June 2003. This transaction did not have a significant impact on our net earnings for fiscal 2003. Actual company restaurant sales included in our consolidated financial statements for the nine restaurants were approximately $4,600,000 and $9,300,000 for the 13 weeks and 26 weeks ended June 29, 2003, respectively.

8.  Inventory Impairment

In the second quarter of 2004, we determined that we had excess inventories of riblets that no longer met our quality standards. Accordingly, we recorded an inventory impairment of $2,300,000 (approximately $1,500,000 net of income taxes) in our consolidated financial statements. The portion of the riblet inventory impairment related to the company's historical usage of approximately $500,000 was recorded in food and beverage cost and the portion related to the franchisee's historical usage of approximately $1,800,000 was recorded in cost of other franchise income in the consolidated statements of earnings.

9.  Impairment of Chevys Note Receivable

In 1999, we received a $6,000,000, 8% subordinated note in connection with the sale of the Rio Bravo concept to Chevys Holdings, Inc ("Chevys") due in 2009. The note receivable balance of approximately $8,800,000 as of June 27, 2004 and December 28, 2003, respectively, is included in other assets in our consolidated balance sheets. In June 2003, Chevys announced the sale of the majority of its restaurants. Subsequent to the announcement, we received Chevys' audited financial statements for the fiscal year ended December 31, 2002. During the fiscal quarter ended June 29, 2003, we fully impaired the principal and accrued interest of approximately $8,800,000. A charge for the impairment of this note is included in our consolidated statements of earnings for the 13 weeks and 26 weeks ended June 29, 2003. In October 2003, Chevys Inc. filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code. We no longer accrue interest receivable on this note and will record future interest income on this note only upon the receipt of any related cash payments.

10. Goodwill and Other Intangible Assets

Changes in goodwill are summarized below (in thousands):

                                                                        June 27,              December 28,
                                                                          2004                    2003
                                                                 ----------------------  ----------------------
Carrying amount, beginning of the year.....................           $    105,326            $     88,715
Goodwill acquired during the period........................                 11,018                  16,611
                                                                 ----------------------  ----------------------
                                                                      $    116,344            $    105,326
                                                                 ======================  ======================

Intangible assets subject to amortization pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets," are summarized below (in thousands):

                                                                           June 27, 2004
                                                   ------------------------------------------------------------
                                                    Gross Carrying         Accumulated           Net Book
                                                        Amount            Amortization            Value
                                                   ------------------   ------------------   ------------------
Amortized intangible assets:
    Franchise interest and rights...........        $        6,371        $       5,400       $         971
    Lease acquisition costs.................                 4,919                   71               4,848
                                                   ------------------   ------------------   ------------------
Total.......................................        $       11,290        $       5,471       $       5,819
                                                   ==================   ==================   ==================

                                                                        December 28, 2003
                                                   ------------------------------------------------------------
                                                     Gross Carrying         Accumulated           Net Book
                                                         Amount             Amortization           Value
                                                   ------------------   ------------------   ------------------

Amortized intangible assets:
    Franchise interest and rights...........          $      6,371         $      5,234         $      1,137
                                                   ==================   ==================   ==================

In the second quarter of 2004, we acquired six restaurant leases for approximately $4,900,000 in cash. The lease acquisition costs are being amortized over the next 8 to 20 years and the franchise interest and rights are being amortized over the next two to four years.

We expect annual amortization expense for all intangible assets for the next five fiscal years to range from approximately $500,000 to $800,000.

11. Captive Insurance Subsidiary

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

As of June 27, 2004, our consolidated balance sheet includes the following balances related to the captive insurance subsidiary:
    o Deferred policy acquisition costs of approximately $1,700,000 included in other current assets related to captive insurance subsidiary.
    o Franchise premium receivables of approximately $4,800,000 included in receivables related to captive insurance subsidiary.
    o Cash equivalent investments restricted for the payment of claims of approximately $15,500,000 included in restricted assets related to captive insurance subsidiary.
    o Loss reserve and unearned premiums related to captive insurance subsidiary of approximately $20,800,000.
    o Other miscellaneous items, net, of approximately $1,200,000 included in several line items in the consolidated balance sheet.

12. New Accounting Pronouncement

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

We completed the rollout of our Carside To Go(TM) program in all company restaurants where practicable in November 2003 and our franchisees will continue implementation during 2004. We expect Carside To Go(TM) to be a significant driver of sales and traffic growth in 2004.

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

Certain expenses relate only to company operated restaurants. These include:

o   Food and beverage costs
o   Labor costs
o   Direct and occupancy costs
o   Pre-opening expenses

Cost of other franchise income includes the costs related to franchisee participation in our captive insurance company and costs related to information technology products and services provided to certain franchisees. In addition, cost of other franchise income in fiscal 2004 includes the franchisee portion of the riblet inventory impairment (see Note 8).

Other expenses, such as general and administrative and amortization expenses, relate to both company operated restaurants and franchise operations.

We operate on a 52 or 53 week fiscal year ending on the last Sunday in December. Our fiscal quarters ended June 27, 2004 and June 29, 2003 each contained 13 weeks and are referred to hereafter as the "2004 quarter" and the "2003 quarter," respectively. Our 26 week periods ended June 27, 2004 and June 29, 2003 are referred to hereafter as the "2004 year-to-date period" and the "2003 year-to-date period," respectively.

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

As of June 27, 2004, our consolidated balance sheet includes the following balances related to the captive insurance subsidiary:
o Deferred policy acquisition costs of approximately $1,700,000 included in other current assets related to captive insurance subsidiary.
o Franchise premium receivables of approximately $4,800,000 included in receivables related to captive insurance subsidiary.
o Cash equivalent investments restricted for the payment of claims of approximately $15,500,000 included in restricted assets related to captive insurance subsidiary.
o Loss reserve and unearned premiums related to captive insurance subsidiary of approximately $20,800,000.
o Other miscellaneous items, net, of approximately $1,200,000 included in several line items in the consolidated balance sheet.

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

Inventory valuation: We state inventories at the lower of cost, using the first-in, first-out method, or market. Market is determined based upon the estimated net realizable value.

We purchase and maintain inventories of certain specialty products to assure sufficient supplies to the system. We review and make quality control inspections of our inventories to determine obsolescence on an ongoing basis. These reviews require management to make certain estimates and judgments.

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

Acquisitions

On April 26, 2004, we completed our acquisition of the operations and assets of 10 Applebee's restaurants located in Southern California for approximately $13,700,000 in cash. Our financial statements reflect the results of operations for these restaurants subsequent to the date of acquisition. The purchase price was allocated to the fair value of property and equipment of $2,500,000, goodwill of $10,800,000 and other net assets of approximately $400,000. We do not expect this transaction to have a significant impact on our net earnings for fiscal 2004.

On March 24, 2003, we acquired the operations and assets of 11 Applebee's restaurants located in Illinois, Indiana, Kentucky and Missouri for $21,800,000 in cash and $1,400,000 in assumed debt from a franchisee. The total cash payment included $20,800,000 paid at closing, approximately $200,000 paid as a deposit in fiscal 2002 and approximately $800,000 paid in the second quarter of 2003. Our financial statements reflect the results of operations for these restaurants subsequent to the date of acquisition. The purchase price of $23,200,000 was allocated to the fair value of property and equipment of $7,900,000, goodwill of $16,600,000, and other net liabilities of $1,300,000.

The following table is comprised of actual company restaurant sales included in our consolidated financial statements for each period presented and pro forma company restaurant sales assuming the two acquisitions above occurred at the beginning of each respective period (in thousands):

                                                                     13 Weeks Ended                  26 Weeks Ended
                                                             ------------------------------- -------------------------------
                                                                 June 27,        June 29,        June 27,        June 29,
                                                                   2004            2003            2004            2003
                                                             --------------- --------------- --------------- ---------------
Actual acquired company restaurant sales..............          $  11,000       $   6,400       $  17,500       $   7,000
                                                             =============== =============== =============== ===============

Pro forma acquired company restaurant sales...........          $  13,200       $  12,000       $  26,300       $  24,000
                                                             =============== =============== =============== ===============

In 2002, we acquired the operations and assets of 21 Applebee's restaurants located in the Washington, D.C. area from a franchisee. The purchase agreement provided for additional consideration to be paid in July 2004 if the restaurants achieved cash flows in excess of historical levels. As of June 27, 2004, we have determined that the amount of the additional payment will be approximately $100,000 which has been recorded as goodwill in our consolidated financial statements.

Disposition

On July 20, 2003, we completed the sale of eight company restaurants in the Atlanta, Georgia market to an affiliate of an existing franchisee for $8,000,000. In connection with the sale of these restaurants, we closed one restaurant in the Atlanta market in June 2003. This transaction did not have a significant impact on our net earnings for fiscal 2003. Actual company restaurant sales included in our consolidated financial statements for the nine restaurants were approximately $4,600,000 and $9,300,000 for the 13 weeks and the 26 weeks ended June 29, 2003, respectively.

Results of Operations

The  following  table  contains   information   derived  from  our  consolidated
statements of earnings expressed as a percentage of total operating revenues, except where otherwise noted. Percentages may not add due to rounding.

                                                                           13 Weeks Ended             26 Weeks Ended
                                                                      ------------------------- --------------------------
                                                                        June 27,     June 29,      June 27,     June 29,
                                                                          2004         2003          2004         2003
                                                                      ------------ ------------  ------------ ------------
Revenues:
    Company restaurant sales..................................            87.9%        87.8%         87.8%        87.6%
    Franchise royalties and fees..............................            10.9         10.9          11.0         11.1
    Other franchise income....................................             1.2          1.3           1.2          1.2
                                                                      ------------ ------------  ------------ ------------
         Total operating revenues.............................           100.0%       100.0%        100.0%       100.0%
                                                                      ============ ============  ============ ============
Cost of sales (as a percentage of company restaurant sales):
    Food and beverage.........................................            26.9%        25.9%         26.5%        26.1%
    Labor.....................................................            32.7         32.6          32.7         32.7
    Direct and occupancy......................................            24.3         24.7          24.3         24.5
    Pre-opening expense.......................................             0.2          0.2           0.2          0.1
                                                                      ------------ ------------  ------------ ------------
         Total cost of sales..................................            84.1%        83.4%         83.7%        83.4%
                                                                      ============ ============  ============ ============

Cost of other franchise income (as a percentage of other
    franchise income).........................................           148.1%        97.1%        122.4%        96.0%
General and administrative expenses...........................             8.8          9.1           9.0          9.3
Amortization of intangible assets.............................              --           --            --           --
Loss on disposition of restaurants and equipment..............             0.2          0.3           0.2          0.2
                                                                      ------------ ------------  ------------ ------------
Operating earnings............................................            15.2         16.1          15.8         16.1
                                                                      ------------ ------------  ------------ ------------
Other income (expense):
    Investment income.........................................              --          0.2            --          0.2
    Interest expense..........................................            (0.1)        (0.2)         (0.1)        (0.2)
    Impairment of Chevys note receivable......................              --         (3.5)           --         (1.8)
    Other income..............................................             0.3           --           0.2           --
                                                                      ------------ ------------  ------------ ------------
         Total other income (expense).........................             0.2         (3.5)          0.1         (1.8)
                                                                      ------------ ------------  ------------ ------------
Earnings before income taxes..................................            15.4         12.5          15.9         14.3
Income taxes..................................................             5.4          4.5           5.6          5.2
                                                                      ------------ ------------  ------------ ------------
Net earnings..................................................            10.0%         8.1%         10.3%         9.2%
                                                                      ============ ============  ============ ============

The following table sets forth certain unaudited financial information and other restaurant data relating to company and franchise restaurants, as reported to us by franchisees:

                                                               13 Weeks Ended                     26 Weeks Ended
                                                       -------------------------------    -------------------------------
                                                          June 27,          June 29,         June 27,          June 29,
                                                            2004              2003             2004              2003
                                                       -------------     -------------    --------------    -------------
Number of restaurants:
    Company:
         Beginning of period.......................            391               371              383               357
         Restaurant openings.......................              4                 4               12                 7
         Restaurants closed........................            --                 (2)             --                 (2)
         Restaurants acquired from franchisees.....             10               --                10                11
                                                       -------------     -------------    --------------    -------------
         End of period.............................            405               373              405               373
                                                       -------------     -------------    --------------    -------------
    Franchise:
         Beginning of period.......................          1,212             1,142            1,202             1,139
         Restaurant openings.......................              8                13               19                29
         Restaurants closed........................             (3)              --                (4)               (2)
         Restaurants acquired from franchisees.....            (10)              --               (10)              (11)
                                                       -------------     -------------    --------------    -------------
         End of period.............................          1,207             1,155            1,207             1,155
                                                       -------------     -------------    --------------    -------------
    Total:
         Beginning of period.......................          1,603             1,513            1,585             1,496
         Restaurant openings.......................             12                17               31                36
         Restaurants closed........................             (3)               (2)              (4)               (4)
                                                       -------------     -------------    --------------    -------------
         End of period.............................          1,612             1,528            1,612             1,528
                                                       =============     =============    ==============    =============

Weighted average weekly sales per restaurant:
    Company........................................     $   47,758        $   45,402       $   48,075        $   45,041
    Franchise......................................     $   48,759        $   45,940       $   48,763        $   45,682
    Total..........................................     $   48,510        $   45,807       $   48,593        $   45,526
Change in comparable restaurant sales:(1)
    Company........................................           5.5%              5.1%             7.0%              4.9%
    Franchise......................................           6.5%              3.2%             7.2%              3.0%
    Total..........................................           6.3%              3.6%             7.2%              3.5%

Total operating revenues (in thousands):
    Company restaurant sales.......................     $  247,769        $  220,107       $  491,329        $  428,517
    Franchise royalties and fees(2)................         30,779            27,331           61,551            54,494
    Other franchise income(3)......................          3,399             3,268            6,514             5,909
                                                       -------------     -------------    --------------    -------------
    Total..........................................     $  281,947        $  250,706       $  559,394        $  488,920
                                                       =============     =============    ==============    =============


(1) When computing comparable restaurant sales, restaurants open for at least 18 months are compared from period to period.

(2) Franchise royalties are generally 4% of each franchise restaurant's reported monthly gross sales. Reported franchise sales, in thousands, were $764,422 and $684,131 in the 2004 quarter and the 2003 quarter, respectively, and $1,528,538 and $1,360,443 in the 2004 year-to-date and 2003 year-to-date period, respectively. Franchise fees typically range from $30,000 to $35,000 for each restaurant opened.

(3) Other  franchise   income  includes   insurance   premiums  from  franchisee
    participation in our captive insurance company and revenue from information technology products and services provided to certain franchisees.

Company Restaurant Sales. Total company restaurant sales increased $27,662,000 (13%) from $220,107,000 in the 2003 quarter to $247,769,000 in the 2004 quarter and  increased  $62,812,000  (15%) from  $428,517,000  in the 2003  year-to-date period to $491,329,000 in the 2004 year-to-date period. Company restaurant openings contributed approximately 8% of the increase in total company restaurant sales in both the 2004 quarter and the 2004 year-to-date period. Weighted average weekly sales contributed approximately 5% and 7% of the total company sales increase in the 2004 quarter and 2004 year-to-date period, respectively. Both periods were also favorably impacted by the acquisition of 10 restaurants in Southern California in April 2004 which was partially offset by the impact of the sale of 8 restaurants in the Atlanta, Georgia market in July 2003. In addition, the March 2003 acquisition of 11 restaurants in Illinois, Indiana, Kentucky and Missouri contributed approximately 1% of the total sales increase in the 2004 year-to-date period.

Comparable restaurant sales at company restaurants increased by 5.5% and 7.0% in the 2004 quarter and the 2004 year-to-date period, respectively. Weighted average weekly sales at company restaurants increased 5.2% from $45,402 in the 2003 quarter to $47,758 in the 2004 quarter and increased 6.7% from $45,041 in the 2003 year-to-date period to $48,075 in the 2004 year-to-date period. These increases were due primarily to increases in guest traffic and in the average guest check resulting from our food promotions. In addition, a portion of the increase resulted from the implementation of our Carside To Go(TM) initiative and menu price increases of approximately 1.5% in fiscal 2004. Carside To Go(TM) sales mix increased from 6.8% of company restaurant sales in the 2003 quarter to 9.4% of company restaurant sales in the 2004 quarter.

Franchise Royalties and Fees. Franchise royalties and fees increased $3,448,000 (13%) from $27,331,000 in the 2003 quarter to $30,779,000 in the 2004 quarter and increased $7,057,000 (13%) from $54,494,000 in the 2003 year-to-date period to $61,551,000 in the 2004 year-to-date period. These increases were due primarily to the increased number of franchise restaurants operating during the 2004 quarter and 2004 year-to-date period as compared to the same periods in 2003 and increases in comparable restaurant sales. Weighted average weekly sales at franchise restaurants increased 6.1% and 6.7% in the 2004 quarter and 2004 year-to-date period, respectively, and franchise comparable restaurant sales increased 6.5% and 7.2% in the 2004 quarter and 2004 year-to-date period, respectively.

Other Franchise Income. Other franchise income increased $131,000 (4%) from $3,268,000 in the 2003 quarter to $3,399,000 in the 2004 quarter and increased $605,000 (10%) from $5,909,000 in the 2003 year-to-date period to $6,514,000 in the 2004 year-to-date period due primarily to revenues recognized related to the franchise premium amounts billed by the captive insurance company. Franchise premiums are included in other franchise income ratably over the policy year.

Cost of Company Restaurant Sales. Food and beverage costs increased from 25.9% in the 2003 quarter to 26.9% in the 2004 quarter and increased from 26.1% in the 2003 year-to-date period to 26.5% in the 2004 year-to-date period. The increases in both the 2004 quarter and 2004 year-to-date period were due primarily to higher commodity costs, higher food costs related to our menu promotions and the company portion of the June 2004 impairment of approximately $500,000 for excess riblet inventories which no longer met our quality standards. These increases were partially offset by menu price increases in both the 2004 quarter and the 2004 year-to-date period.

Labor  costs  increased  from  32.6%  in the 2003  quarter  to 32.7% in the 2004 quarter and were 32.7% in both the 2003 year-to-date period and the 2004 year-to-date period. Both periods were impacted by higher costs related to the addition of dedicated Carside To Go(TM) hourly labor at most of our restaurants beginning in the second half of 2003, higher preparation time and training costs related to the May 2004 rollout of our new Weight Watchers menu and higher workers' compensation costs. These higher costs were offset in both periods by lower management and hourly costs due to higher sales volumes at company restaurants and lower management incentive compensation.

Direct and occupancy costs decreased from 24.7% in the 2003 quarter and 24.5% in the 2003 year-to-date period to 24.3% in both the 2004 quarter the 2004 year-to-date period due to higher sales volumes at company restaurants which resulted in favorable depreciation expense, rent expense and repairs and maintenance expense, as a percentage of sales, due to their relatively fixed nature. The decrease in the 2004 quarter was also due to lower property and liability insurance expense. Decreases in both periods were partially offset by higher packaging costs as a result of increased Carside To Go(TM) sales volumes. The 2004 year-to-date period was also unfavorably impacted by higher advertising costs, as a percentage of sales, due primarily to Carside To Go(TM) advertising in company markets.

Cost of Other Franchise Income. Cost of other franchise income increased $1,862,000 from $3,173,000 in the 2003 quarter to $5,035,000 in the 2004 quarter and increased $2,299,000 from $5,673,000 in the 2003 year-to-date period to $7,972,000 in the 2004 year-to-date due primarily to the franchisee portion of the June 2004 impairment of approximately $1,800,000 for excess riblet inventories which no longer met our quality standards.

General and Administrative Expenses. General and administrative expenses decreased from 9.1% in the 2003 quarter and 9.3% in the 2003 year-to-date period to 8.8% in the 2004 quarter and 9.0% in the 2004 year-to-date period. General and administrative expenses were lower in both the 2004 quarter and 2004 year-to-date period due to the absorption of general and administrative expenses over a larger revenue base which were partially offset by higher compensation expense due to staffing levels.

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

Income Taxes. The effective income tax rate, as a percentage of earnings before income taxes, decreased from 35.8% in the 2003 quarter and 36.0% in the 2003 year-to-date period to 35.0% in both the 2004 quarter and the 2004 year-to-date period due to a reduction in state and local income taxes.

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

Capital expenditures were $82,562,000 in 2003 (excluding the acquisition of 11 restaurants) and $36,543,000 in the 2004 year-to-date period (excluding the acquisition of 10 restaurants and lease acquisition costs). We currently expect to open at least 32 company restaurants, and capital expenditures, excluding acquisitions, are expected to be between $95,000,000 and $105,000,000 in 2004.

These expenditures will primarily be for the development of new restaurants, refurbishment and capital replacement for existing restaurants, the enhancement of information systems and lease acquisition costs. Because we expect to continue to purchase a portion of our sites, the amount of actual capital expenditures will be dependent upon, among other things, the proportion of leased versus owned properties. In addition, if we open more restaurants than we currently anticipate or acquire additional restaurants, our capital requirements will increase accordingly.

On April 26, 2004, we completed our acquisition of the operations and assets of 10 Applebee's restaurants located in Southern California for approximately $13,700,000 in cash. Our financial statements reflect the results of operations for these restaurants subsequent to the date of acquisition. In addition, we acquired six restaurant leases for approximately $4,900,000 in cash in the 2004 quarter.

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

Our bank credit agreement, as amended, expires in November of 2005 and provides for a $150,000,000 unsecured revolving credit facility, of which $25,000,000 may be used for the issuance of letters of credit. The facility is subject to various covenants and restrictions which, among other things, require the maintenance of stipulated fixed charge, leverage and indebtedness to capitalization ratios, as defined, and limit additional indebtedness and capital expenditures in excess of specified amounts. Cash dividends are limited to $10,000,000 annually. The facility is subject to standard other terms, conditions, covenants, and fees. We are currently in compliance with the covenants contained in our credit agreement. As of June 27, 2004, we had borrowings of $38,000,000 and had standby letters of credit of approximately $11,920,000 outstanding under our revolving credit facility.

Our Board of Directors authorized repurchases of our common stock of up to $75,000,000 and $80,000,000 in 2002 and 2003, respectively. As of December 28,
2003, we had $99,800,000 remaining on our authorizations. During the 2004 year-to-date period, we repurchased 2,097,450 shares of our common stock at an average price of $25.38 for an aggregate cost of $53,200,000. As of June 27, 2004, we had $46,500,000 remaining under our repurchase authorization.

As of June 27, 2004, our liquid assets totaled $15,170,000. These assets consisted of cash and cash equivalents in the amount of $14,890,000 and short-term investments in the amount of $280,000. The working capital deficit decreased from $62,710,000 as of December 28, 2003 to $56,121,000 as of June 27, 2004. This decrease was due primarily to the redemption of gift cards in 2004 sold in 2003, the payment of accrued dividends and bonuses and increases in inventories and receivables and was partially offset by increases in accrued income taxes and loss reserve and unearned premiums related to the captive insurance subsidiary.

We believe that our liquid assets and cash generated from operations, combined with borrowings available under our credit facilities, will provide sufficient funds for our operating, capital and other requirements for the foreseeable future.

The following table shows our debt amortization schedule, future capital lease commitments (including principal and interest payments), future operating lease commitments and future purchase obligations as of June 27, 2004 (in thousands):

                                                                            Payments due by period
                                                   -------------------------------------------------------------------------
                     Certain                                       Less than 1        1-3            3-5        More than 5
             Contractual Obligations                   Total          year           Years          Years          years
-------------------------------------------------  -------------  -------------  -------------  -------------  -------------
Long-term Debt (excluding capital
    lease obligations)...........................   $   39,612     $      127     $   38,249     $       86     $    1,150
Capital Lease Obligations........................        9,474            754          1,588          1,701          5,431
Operating Leases.................................      245,675         21,441         41,149         40,026        143,059
Purchase Obligations - Company(1)................      172,830        116,230         36,834         10,235          9,531
Purchase Obligations - Franchise(2)..............      385,240        254,780         97,505         21,421         11,534

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

Other Contractual Obligations

We have outstanding lease guarantees of approximately $19,800,000 as of June 27, 2004 (see Note 3). We have not recorded a liability for these guarantees as of June 27, 2004 or December 28, 2003.

We have severance and employment agreements with certain officers and other senior executives providing for severance payments to be made in the event the employee resigns or is terminated related to a change in control. The agreements define the circumstances which will constitute a change in control. If the severance payments had been due as of June 27, 2004, we would have been required to make payments totaling approximately $12,200,000. In addition, we have severance and employment agreements with certain officers which contain severance provisions not related to a change in control. Those provisions would have required aggregate payments of approximately $7,200,000 if such officers had been terminated as of June 27, 2004.

In November 2003, we arranged for a financing company to provide up to $75,000,000 to qualified franchisees for short-term loans to fund remodel investments. Under the terms of this financing program, we will provide a limited guarantee pool for the loans advanced during the three-year period ending December 2006. There was one loan outstanding for approximately $400,000 under this program as of June 27, 2004. The fair value of our guarantee was immaterial and accordingly, we have not recorded a liability as of June 27, 2004.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from fluctuations in interest rates and changes in commodity prices. Our revolving credit facility bears interest at either the bank's prime rate or LIBOR plus 0.625%, at our option. As of June 27, 2004, the total amount of debt subject to interest rate fluctuations was $38,000,000 which was outstanding on our revolving credit facility. A 1% change in interest rates would result in an increase or decrease in interest expense of $380,000 per year. We may from time to time enter into interest rate swap agreements to manage the impact of interest rate changes on our earnings. Many of the food products we purchase are subject to price volatility due to factors that are outside of our control such as available supply, weather and seasonality. As part of our strategy to moderate this volatility, we have entered into fixed price purchase commitments.

Item 4.  Controls and Procedures

As of June 27, 2004, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective. During our most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.  Changes in Securities and Use of Proceeds

(e) Issuer Purchases of Equity Securities.

------------------------------------------------------------------------------------------------------------
                                     Purchases of Equity Securities(1) (2)
------------------------------------------------------------------------------------------------------------
                                  (a)          (b)                (c)                        (d)
---------------------------- -------------- ---------- ------------------------- ---------------------------
                                                                                   Maximum Dollar Value of
                                             Average    Total Number of Shares     Shares that May Yet Be
                              Total Number    Price      Purchased as Part of     Purchased Under the Plans
                               of Shares     Paid Per     Publicly Announced            or Programs
           Period              Purchased      Share       Plans or Programs            (in thousands)
---------------------------- -------------- ---------- ------------------------- ---------------------------
March 29, 2004 through
April 27, 2004                     3,499(3)   $28.39                --                     $67,717
---------------------------- -------------- ---------- ------------------------- ---------------------------
April 28, 2004 through May
27, 2004                         814,500      $26.01            814,500                    $46,532
---------------------------- -------------- ---------- ------------------------- ---------------------------
May 28, 2004 through June
27, 2004                           --           --                  --                     $46,532
---------------------------- -------------- ---------- ------------------------- ---------------------------
            Total                817,999                        814,500
============================ ============== ========== ========================= ===========================

(1) In May 2002, our Board of Directors authorized a repurchase of up to $75,000,000 of our common stock through May 2005. In December 2003, our Board of Directors authorized an additional repurchase of up to $80,000,000 of our common stock. The May 2002 authorization limit was met in January 2004. The December 2003 authorization has no expiration date.
(2) All references to the number of shares have been restated to reflect a three-for-two stock split, effected as a 50% stock dividend, paid on June 15, 2004.
(3) Represents shares received as partial payment for shares issued under stock option plans.

Item 4.  Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on May 13, 2004. The stockholders voted on the following matters:

    Proposal I.    Elect  Jack Helms, Lloyd Hill, Burton  Sack,  Michael Volkema
                   and Steven Lumpkin as Directors.

    Proposal II.   Approve  the  Applebee's  International,  Inc.  Amended   and
                   Restated 1995 Equity Incentive Plan.

    Proposal III.  Approve  the  Executive  Nonqualified   Stock  Purchase  Plan

    Proposal IV.   Ratify Deloitte  & Touche  LLP  as  our  independent auditors for the 2004 fiscal year.

    Proposal V.    Act  on a Shareholder  Proposal  to  require  us  to  issue a report relating to genetically engineered ingredients.

The results of the voting were as follows:

                                                         Negative/
                                 Affirmative             Withheld                                         Broker
         Proposal                   Votes                  Votes                 Abstentions            Non-Votes
--------------------------     ----------------     --------------------     --------------------    -----------------
        I (Helms)                 48,558,417              1,572,327                      --                    --
        I (Hill)                  48,635,185              1,495,559                      --                    --
        I (Sack)                  48,654,681              1,476,063                      --                    --
       I (Volkema)                48,851,107              1,279,637                      --                    --
       I (Lumpkin)                48,361,854              1,768,890                      --                    --
           II                     26,778,025             15,673,253                  860,428             6,819,038
           III                    30,704,447             11,734,261                  872,998             6,819,038
           IV                     47,712,325              1,605,215                  813,203                     1
            V                      2,188,554             37,834,824                3,288,326             6,819,040

Proposals I, II, III and IV received the required affirmative votes and were affirmatively adopted by the Stockholders. Proposal V did not receive the required affirmative votes.


Item 6.  Exhibits and Reports on Form 8-K

         (a) The Exhibits listed on the accompanying Exhibit Index are filed as part of this report.

         (b) We filed a report on Form 8-K on April 2, 2004 announcing the addition of a new executive officer.

              We furnished a report on Form 8-K on April 23, 2004 announcing the webcast of our first quarter earnings conference call over the Internet.

              We furnished a report on Form 8-K on April 28, 2004 reporting first quarter diluted earnings per share.

              We filed a report on Form 8-K on May 13, 2004 announcing a three-for-two stock split.

              We filed a report on Form 8-K on May 14, 2004 announcing Mr. Volkema's election to the Board of Directors.

              We filed a report on Form 8-K on May 18, 2004 announcing the temporary suspension of trading under an employee benefit plan.

              We filed a report on Form 8-K on May 24, 2004 reporting May comparable sales.

              We furnished a report on Form 8-K on June 2, 2004 announcing our presentation at the Piper Jaffray Consumer Conference.

              We furnished a report on Form 8-K on June 10, 2004 announcing our presentation at two Investment Conferences in June.


                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       APPLEBEE'S INTERNATIONAL, INC.
                                       (Registrant)



Date:    July 28, 2004                 By: /s/ Lloyd L. Hill
         --------------------          -----------------------------------------
                                       Lloyd L. Hill
                                       Chairman and Chief Executive Officer
                                       (principal executive officer)

Date:    July 28, 2004                 By: /s/ Steven K. Lumpkin
         --------------------          -----------------------------------------
                                       Steven K. Lumpkin
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (principal financial officer)

Date:    July 28, 2004                 By: /s/ Beverly O. Elving
         --------------------          -----------------------------------------
                                       Beverly O. Elving
                                       Vice President, Accounting
                                       (principal accounting officer)

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                               EXHIBIT INDEX


   Exhibit
   Number                                    Description of Exhibit
------------- ----------------------------------------------------------------------------------------

    10.1      Amended and Restated 1995 Equity Incentive Plan

    10.2      Executive Nonqualified Stock Purchase Plan

    10.3      New Form of Indemnification Agreement with all Officers and Directors

    10.4      Executive Retirement Plan (incorporated by reference to Exhibit 10.1 of the Registrant's
              Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2004)  and schedule of parties thereto

    31.1      Certification of Chairman and Chief Executive Officer Pursuant to SEC Rule 13a-14(a)

    31.2      Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)

    32.1      Certification  of Chairman and Chief Executive  Officer and Chief Financial  Officer
              Pursuant to 18 U.S.C. Section 1350