Form 10-Q
period 2004-09-26
APPLEBEES INTERNATIONAL INC
filed 2004-10-28
CIK 853665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One) [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   September 26, 2004
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               -----------------------   -----------------------

Commission File Number:             000-17962
                       -----------------------------------


                         Applebee's International, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                     43-1461763
-------------------------------------       ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

                4551 W. 107th Street, Overland Park, Kansas 66207
             -------------------------------------------------------
              (Address of principal executive offices and zip code)

                                 (913) 967-4000
             ------------------------------------------------------
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

The number of shares of the registrant's common stock outstanding as of October 25, 2004 was 81,075,984.

                         APPLEBEE'S INTERNATIONAL, INC.
                                    FORM 10-Q
                     FISCAL QUARTER ENDED SEPTEMBER 26, 2004
                                      INDEX

                                                                                                                Page

Part I             Financial Information

Item 1.            Consolidated Financial Statements:

                   Consolidated Balance Sheets as of September 26, 2004
                        and December 28, 2003................................................................      3

                   Consolidated Statements of Earnings for the 13 Weeks and 39 Weeks
                        Ended September 26, 2004 and September 28, 2003......................................      4

                   Consolidated Statement of Stockholders' Equity for the
                        39 Weeks Ended September 26, 2004....................................................      5

                   Consolidated Statements of Cash Flows for the 39 Weeks
                        Ended September 26, 2004 and September 28, 2003......................................      6

                   Notes to Consolidated Financial Statements................................................      8

Item 2.            Management's Discussion and Analysis of
                        Financial Condition and Results of Operations........................................     15

Item 3.            Quantitative and Qualitative Disclosures About Market Risk................................     26

Item 4.            Controls and Procedures...................................................................     26


Part II            Other Information

Item 1.            Legal Proceedings.........................................................................     27

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds...............................     27

Item 6.            Exhibits..................................................................................     27


Signatures ..................................................................................................     28

Exhibit Index................................................................................................     29

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      (in thousands, except share amounts)

                                                                                           September 26,        December 28,
                                                                                               2004                 2003
                                                                                         ----------------     ----------------

                                     ASSETS
Current assets:
    Cash and cash equivalents........................................................      $        441         $     17,867
    Short-term investments, at market value..........................................               281                   27
    Receivables (less allowance for bad debts of $4,290 in 2004 and $4,117 in 2003)..            37,079               31,950
    Receivables related to captive insurance subsidiary..............................             3,107                  450
    Inventories......................................................................            33,950               20,799
    Prepaid income taxes.............................................................             7,704                5,800
    Other current assets related to captive insurance subsidiary.....................               850                  657
    Prepaid and other current assets.................................................             9,943                9,072
                                                                                         ----------------     ----------------
         Total current assets........................................................            93,355               86,622
Property and equipment, net..........................................................           457,071              421,536
Goodwill.............................................................................           116,344              105,326
Restricted assets related to captive insurance subsidiary............................            18,311               10,763
Other intangible assets, net.........................................................             5,564                1,137
Other assets.........................................................................            23,403               18,617
                                                                                         ----------------     ----------------
                                                                                           $    714,048        $     644,001
                                                                                         ================     ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt................................................     $         213        $         192
    Notes payable....................................................................             3,000                 --
    Accounts payable.................................................................            36,870               37,633
    Accrued expenses and other current liabilities...................................            81,678               96,637
    Loss reserve and unearned premiums related to captive insurance subsidiary.......            20,864               11,007
    Accrued dividends................................................................              --                  3,863
                                                                                         ----------------     ----------------
         Total current liabilities...................................................           142,625              149,332
                                                                                         ----------------     ----------------
Non-current liabilities:
    Long-term debt - less current portion............................................            43,529               20,670
    Deferred income taxes............................................................            32,141                5,880
    Other non-current liabilities....................................................            11,286                8,387
                                                                                         ----------------     ----------------
         Total non-current liabilities...............................................            86,956               34,937
                                                                                         ----------------     ----------------
         Total liabilities...........................................................           229,581              184,269
                                                                                         ----------------     ----------------
Commitments and contingencies (Note 3)
Stockholders' equity:
    Preferred stock - par value $0.01 per share: authorized - 1,000,000 shares;
       no shares issued..............................................................              --                   --
    Common stock - par value $0.01 per share:  authorized - 125,000,000 shares;
       issued - 108,503,243 shares...................................................             1,085                1,085
    Additional paid-in capital.......................................................           213,928              200,574
    Retained earnings................................................................           609,925              523,954
                                                                                         ----------------     ----------------
                                                                                                824,938              725,613
    Treasury stock - 27,514,031 shares in 2004 and 25,715,767 shares in 2003, at
       cost..........................................................................          (340,471)            (265,881)
                                                                                         ----------------     ----------------
         Total stockholders' equity..................................................           484,467              459,732
                                                                                         ----------------     ----------------
                                                                                           $    714,048         $    644,001
                                                                                         ================     ================

                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                                 13 Weeks Ended                    39 Weeks Ended
                                                         ------------------------------    -----------------------------
                                                         September 26,    September 28,    September 26,   September 28,
                                                             2004             2003              2004            2003
                                                         -------------    -------------    -------------   -------------
Revenues:
    Company restaurant sales..........................     $ 247,173        $ 222,429        $ 738,502       $ 650,946
    Franchise royalties and fees......................        30,105           27,594           91,656          82,088
    Other franchise income............................         3,913            2,972           10,427           8,881
                                                         -------------    -------------    -------------   -------------
         Total operating revenues.....................       281,191          252,995          840,585         741,915
                                                         -------------    -------------    -------------   -------------
Cost of company restaurant sales:
    Food and beverage.................................        65,115           57,200          195,277         169,086
    Labor.............................................        79,599           73,018          240,344         213,186
    Direct and occupancy..............................        61,642           55,869          180,951         160,816
    Pre-opening expense...............................           998              576            1,939           1,131
                                                         -------------    -------------    -------------   -------------
         Total cost of company restaurant sales.......       207,354          186,663          618,511         544,219
                                                         -------------    -------------    -------------   -------------
Cost of other franchise income........................         3,521            2,837           11,493           8,510
General and administrative expenses...................        26,669           23,589           77,118          69,096
Amortization of intangible assets.....................           199               87              443             278
Loss on disposition of restaurants and equipment......           441              116            1,520           1,314
                                                         -------------    -------------    -------------   -------------
Operating earnings....................................        43,007           39,703          131,500         118,498
                                                         -------------    -------------    -------------   -------------
Other income (expense):
    Investment income.................................           325              227              566           1,048
    Interest expense..................................          (379)            (330)          (1,139)         (1,369)
    Impairment of Chevys note receivable (Note 9).....           --               --              --            (8,803)
    Other income......................................           568              395            1,410             601
                                                         -------------    -------------    -------------   -------------
         Total other income (expense).................           514              292              837          (8,523)
                                                         -------------    -------------    -------------   -------------
Earnings before income taxes..........................        43,521           39,995          132,337         109,975
Income taxes..........................................        15,232           14,398           46,318          39,591
                                                         -------------    -------------    -------------   -------------
Net earnings..........................................     $  28,289        $  25,597        $  86,019       $  70,384
                                                         =============    =============    =============   =============

Basic net earnings per common share...................     $    0.35        $    0.31        $    1.05       $    0.85
                                                         =============    =============    =============   =============
Diluted net earnings per common share.................     $    0.34        $    0.30        $    1.02       $    0.82
                                                         =============    =============    =============   =============

Basic weighted average shares outstanding.............        81,511           83,334           81,759          83,132
                                                         =============    =============    =============   =============
Diluted weighted average shares outstanding...........        83,503           85,777           84,079          85,482
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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                      (in thousands, except share amounts)


                                                   Common Stock        Additional                                   Total
                                            -------------------------    Paid-In      Retained      Treasury    Stockholders'
                                               Shares       Amount       Capital      Earnings       Stock          Equity
                                            ------------ ------------ ------------- ------------ ------------- --------------

Balance, December 28, 2003.............      108,503,243   $  1,085    $   200,574    $ 523,954   $  (265,881)  $    459,732

    Net earnings.......................             --         --             --         86,019          --           86,019
    Purchases of treasury stock........             --         --             --           --         (88,224)       (88,224)
    Stock options exercised and
       related tax benefit.............             --         --            9,675         --          11,306         20,981
    Shares issued under employee
       benefit plans...................             --         --            3,150         --           1,784          4,934
    Restricted shares awarded
       under equity incentive plan,
       net of cancellations............             --         --             (544)        --             544           --
    Amortization of unearned
       compensation relating to
       restricted shares...............             --         --            1,073         --            --            1,073
    Dividends paid for fractional
       shares..........................             --         --             --            (48)         --              (48)
                                            ------------ ------------ ------------- ------------ ------------- --------------
Balance, September 26, 2004...........       108,503,243   $  1,085    $   213,928    $ 609,925   $  (340,471)  $    484,467
                                            ============ ============ ============= ============ ============= ==============



                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                                     39 Weeks Ended
                                                                                           -----------------------------------
                                                                                            September 26,       September 28,
                                                                                                2004                2003
                                                                                           ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings.....................................................................        $    86,019         $    70,384
    Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization...............................................             33,708              30,091
         Amortization of intangible assets...........................................                443                 278
         Amortization of unearned compensation.......................................              1,073                 785
         Other amortization..........................................................                242                 146
         Inventory impairment........................................................              2,100                --
         Deferred income tax provision (benefit).....................................             26,638                (541)
         Gain on sale of investments.................................................               --                   (24)
         Loss on disposition of restaurants and equipment............................              1,520               1,314
         Impairment of Chevys note receivable........................................               --                 8,803
         Income tax benefit from exercise of options.................................              7,610               5,536
    Changes in assets and liabilities (exclusive of effects of acquisitions or disposition):
         Receivables.................................................................             (4,916)             (5,890)
         Receivables related to captive insurance subsidiary.........................             (2,657)               (290)
         Inventories.................................................................            (15,039)             (2,454)
         Prepaid income taxes........................................................             (1,904)              5,002
         Other current assets related to captive insurance subsidiary................               (193)             (1,134)
         Prepaid and other current assets............................................             (1,185)              1,554
         Accounts payable............................................................               (763)              7,300
         Accrued expenses and other current liabilities..............................            (15,275)             (1,798)
         Loss reserve and unearned premiums related to captive insurance subsidiary..              9,857              10,073
         Accrued income taxes........................................................               --                   457
         Other.......................................................................             (1,010)                 68
                                                                                           ---------------     ---------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES...................................            126,268             129,660
                                                                                           ---------------     ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment..............................................            (68,224)            (54,893)
    Restricted assets related to captive insurance subsidiary........................             (7,548)             (8,830)
    Acquisition of restaurants.......................................................            (13,817)            (21,557)
    Lease acquisition costs..........................................................             (4,857)               --
    Purchases of short-term investments..............................................               (253)               --
    Proceeds from sale of restaurants and equipment..................................               --                 8,579
    Maturities and sales of short-term investments...................................               --                   480
    Other investing activities.......................................................             (1,045)               --
                                                                                           ---------------     ---------------
         NET CASH USED BY INVESTING ACTIVITIES.......................................            (95,744)            (76,221)
                                                                                           ---------------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchases of treasury stock......................................................            (88,224)            (49,757)
    Dividends paid...................................................................             (3,911)             (3,323)
    Issuance of common stock upon exercise of stock options..........................             13,371              11,269
    Shares issued under employee benefit plans.......................................              4,934               2,134
    Proceeds from issuance of notes payable..........................................              3,000               4,800
    Net long-term debt proceeds (payments)...........................................             22,880             (30,372)
                                                                                           ---------------     ---------------
         NET CASH USED BY FINANCING ACTIVITIES.......................................            (47,950)            (65,249)
                                                                                           ---------------     ---------------
NET DECREASE IN CASH AND CASH EQUIVALENTS............................................            (17,426)            (11,810)
CASH AND CASH EQUIVALENTS, beginning of period.......................................             17,867              15,169
                                                                                           ---------------     ---------------
CASH AND CASH EQUIVALENTS, end of period.............................................        $       441         $     3,359
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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                   (Unaudited)
                                 (in thousands)

                                                                                                    39 Weeks Ended
                                                                                         -------------------------------------
                                                                                           September 26,       September 28,
                                                                                               2004                2003
                                                                                         -----------------   -----------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the 39 week period for:
       Income taxes..................................................................       $    13,561         $    29,494
                                                                                         =================   =================
       Interest......................................................................       $       544         $       887
                                                                                         =================   =================

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

We issued restricted common stock of $1,772,000 and $1,836,000 for the 39 weeks ended September 26, 2004 and September 28, 2003, respectively.

On March 24, 2003, we assumed a loan of approximately $1,400,000 in connection with the acquisition of 11 restaurants.

As of September 28, 2003, we recorded a receivable of $1,125,000 in connection with the sale of a restaurant.

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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Basis of Presentation

Our consolidated financial statements included in this Form 10-Q have been prepared without audit (except that the consolidated balance sheet information as of December 28, 2003 has been derived from consolidated financial statements which were audited) in accordance with the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, we believe that the disclosures are adequate to make the information presented not misleading. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2003.

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

                                                                    13 Weeks Ended                  39 Weeks Ended
                                                            ------------------------------- -------------------------------
                                                             September 26,   September 28,   September 26,   September 28,
                                                                 2004            2003            2004            2003
                                                            --------------- --------------- --------------- ---------------
Net earnings, as reported.............................         $  28,289       $  25,597       $  86,019       $  70,384
Add: Stock-based employee compensation
    expense included in net earnings,
    net of related taxes..............................               327             433             616           1,393
Less: Total stock-based employee
    compensation expense determined under
    fair value based methods for all awards,
    net of related taxes..............................             2,220           2,159           6,719           7,088
                                                            --------------- --------------- --------------- ---------------
Pro forma net earnings................................         $  26,396       $  23,871       $  79,916       $  64,689
                                                            =============== =============== =============== ===============
Basic net earnings per common share,
    as reported.......................................         $    0.35       $    0.31       $    1.05       $    0.85
                                                            =============== =============== =============== ===============
Basic net earnings per common share,
    pro forma.........................................         $    0.32       $    0.29       $    0.98       $    0.78
                                                            =============== =============== =============== ===============
Diluted net earnings per common share,
    as reported.......................................         $    0.34       $    0.30       $    1.02       $    0.82
                                                            =============== =============== =============== ===============
Diluted net earnings per common share,
    pro forma.........................................         $    0.32       $    0.28       $    0.95       $    0.76
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

Lease guarantees: In connection with the sale of restaurants to franchisees and other parties, we have, in certain cases, remained contingently liable for the remaining lease payments. As of September 26, 2004, the aggregate amount of these lease payments totaled approximately $19,200,000. These leases expire at various times throughout the next several years with the final lease agreement expiring in 2025. The buyers have indemnified us from any losses related to these guarantees. We have not recorded a liability as of September 26, 2004 or December 28, 2003.

Franchisee guarantees: In November 2003, we arranged for a financing company to provide up to $75,000,000 to qualified franchisees for short-term loans to fund remodel investments. Under the terms of this financing program, we will provide a limited guarantee pool for the loans advanced during the three-year period ending December 2006. There was one loan outstanding for approximately $800,000 under this program as of September 26, 2004. The fair value of our guarantee was immaterial and accordingly, we have not recorded a liability as of September 26, 2004.

In May 2004, we arranged for a financing company to provide up to $250,000,000 to qualified franchisees for loans to fund development of new restaurants through October 2007. We will provide a limited guarantee of certain loans advanced under this program. As of September 26, 2004, there was one loan outstanding for approximately $2,400,000 under this program. The fair value of our guarantee was immaterial and accordingly, we have not recorded a liability as of September 26, 2004.

Severance agreements: We have severance and employment agreements with certain officers providing for severance payments to be made in the event the employee resigns or is terminated related to a change in control. The agreements define the circumstances which will constitute a change in control. If the severance payments had been due as of September 26, 2004, we would have been required to make payments totaling approximately $12,300,000. In addition, we have severance and employment agreements with certain officers which contain severance provisions not related to a change in control. Those provisions would have required aggregate payments of approximately $7,200,000 if such officers had been terminated as of September 26, 2004.

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

                                                               13 Weeks Ended                  39 Weeks Ended
                                                       ------------------------------- -------------------------------
                                                        September 26,   September 28,   September 26,   September 28,
                                                            2004            2003            2004            2003
                                                       --------------- --------------- --------------- ---------------
Net earnings.........................................     $  28,289       $  25,597       $  86,019       $  70,384
                                                       =============== =============== =============== ===============

Basic weighted average shares outstanding............        81,511          83,334          81,759          83,132
Dilutive effect of stock options and
  equity-based compensation..........................         1,992           2,443           2,320           2,350
                                                       --------------- --------------- --------------- ---------------
Diluted weighted average shares outstanding..........        83,503          85,777          84,079          85,482
                                                       =============== =============== =============== ===============

Basic net earnings per common share..................     $    0.35       $    0.31       $    1.05       $    0.85
                                                       =============== =============== =============== ===============
Diluted net earnings per common share................     $    0.34       $    0.30       $    1.02       $    0.82
                                                       =============== =============== =============== ===============

We excluded stock options with exercise prices greater than the average market price of our common stock for the applicable periods from the computation of diluted weighted average shares outstanding. There were approximately 1,520,000 and 5,000 of these options for the 13 weeks ended September 26, 2004 and September 28, 2003, respectively, and 1,400,000 and 10,000 of these options for the 39 weeks ended September 26, 2004 and September 28, 2003, respectively.

5.  Stock Split

On May 13, 2004, we declared a three-for-two stock split, effected in the form of a 50% stock dividend, to shareholders of record on May 28, 2004, payable on June 15, 2004. We issued approximately 36,200,000 shares of common stock as a result of the stock split. All references to the number of shares and per share amounts of common stock have been restated to reflect the stock split. We have reclassified an amount equal to the par value of the number of shares issued to common stock from retained earnings.

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

The following table is comprised of actual company restaurant sales included in our consolidated financial statements for each period presented and pro forma company restaurant sales assuming the two acquisitions above occurred at the beginning of each respective period (in thousands):

                                                               13 Weeks Ended                  39 Weeks Ended
                                                           ------------------------------- -------------------------------
                                                            September 26,   September 28,   September 26,   September 28,
                                                                2004            2003            2004            2003
                                                           --------------- --------------- --------------- ---------------
Actual company restaurant sales
    for acquired restaurants..........................        $  12,500       $   6,100       $  30,000       $  13,100
                                                           =============== =============== =============== ===============

Pro forma company restaurant sales
    for acquired restaurants..........................        $  12,500       $  11,600       $  38,800       $  35,600
                                                           =============== =============== =============== ===============

7.  Disposition

On July 20, 2003, we completed the sale of eight company restaurants in the Atlanta, Georgia market to an affiliate of an existing franchisee for $8,000,000. In connection with the sale of these restaurants, we closed one restaurant in the Atlanta market in June 2003. This transaction did not have a significant impact on our net earnings for fiscal 2003. Actual company restaurant sales included in our consolidated financial statements for the nine restaurants were approximately $900,000 and $10,300,000 for the 13 weeks and 39 weeks ended September 28, 2003, respectively.

8.  Inventory Impairment

In the second quarter of 2004, we determined that we had excess inventories of riblets that no longer met our quality standards. Accordingly, we recorded an inventory impairment of $2,100,000 (approximately $1,400,000 net of income taxes) in our consolidated financial statements during the 39 weeks ended September 26, 2004. The portion of the riblet inventory impairment related to the company's historical usage of approximately $500,000 was recorded in food and beverage cost and the portion related to the franchisee's historical usage of approximately $1,600,000 was recorded in cost of other franchise income in the consolidated statements of earnings.

9.  Impairment of Chevys Note Receivable

In 1999, we received a $6,000,000, 8% subordinated note in connection with the sale of the Rio Bravo concept to Chevys Holdings, Inc ("Chevys") due in 2009. In June 2003, Chevys announced the sale of the majority of its restaurants. Subsequent to the announcement, we received Chevys' audited financial statements for the fiscal year ended December 31, 2002. During the fiscal quarter ended June 29, 2003, we fully impaired the principal and accrued interest of approximately $8,800,000. A charge for the impairment of this note is included in our consolidated statements of earnings for the 39 weeks ended September 28, 2003. In October 2003, Chevys Inc. filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code. We no longer accrue interest receivable on this note and will record future interest income on this note only upon the receipt of any related cash payments.

10. Goodwill and Other Intangible Assets

Changes in goodwill are summarized below (in thousands):

                                                               September 26,            December 28,
                                                                   2004                    2003
                                                           ----------------------  ----------------------
Carrying amount, beginning of the year..................        $    105,326            $     88,715
Goodwill acquired during the period.....................              11,018                  16,611
                                                           ----------------------  ----------------------
                                                                $    116,344            $    105,326
                                                           ======================  ======================

Intangible assets subject to amortization pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets," are summarized below (in thousands):

                                                                  September 26, 2004
                                             ------------------------------------------------------------
                                               Gross Carrying         Accumulated           Net Book
                                                   Amount            Amortization            Value
                                             ------------------   ------------------   ------------------
Amortized intangible assets:
    Franchise interest and rights.......        $      6,371          $    5,482          $       889
    Lease acquisition costs.............               4,857                 182                4,675
                                             ------------------    ----------------    -----------------

Total...................................        $     11,228          $    5,664          $     5,564
                                             ==================    ================    =================

                                                                  December 28, 2003
                                             -----------------------------------------------------------
                                               Gross Carrying         Accumulated           Net Book
                                                   Amount            Amortization            Value
                                             ------------------    ----------------    -----------------
Amortized intangible assets:
    Franchise interest and rights.......        $      6,371          $    5,234          $     1,137
                                             ==================    ================    =================

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

As of September 26, 2004, our consolidated balance sheet includes the following balances related to the captive insurance subsidiary:
    o Deferred policy acquisition costs of approximately $900,000 included in other current assets related to captive insurance subsidiary.
    o Franchise premium receivables of approximately $3,100,000 included in receivables related to captive insurance subsidiary.
    o Cash equivalent investments restricted for the payment of claims of approximately $17,600,000 included in restricted assets related to captive insurance subsidiary.
    o Loss reserve and unearned premiums related to captive insurance subsidiary of approximately $20,900,000.
    o Other miscellaneous items, net, of approximately $700,000 included in several line items in the consolidated balance sheet.

12. Deferred Income Taxes

In 2004, we implemented new tax planning strategies that accelerated depreciation on restaurant assets which resulted in an increase in our deferred income tax liability. Deferred income taxes of $32,141,000 are reflected in non-current liabilities in our consolidated balance sheet as of September 26, 2004.

13. New Accounting Pronouncement

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

We operate on a 52 or 53 week fiscal year ending on the last Sunday in December. Our fiscal quarters ended September 26, 2004 and September 28, 2003 each contained 13 weeks and are referred to hereafter as the "2004 quarter" and the "2003 quarter," respectively. Our 39 week periods ended September 26, 2004 and September 28, 2003 are referred to hereafter as the "2004 year-to-date period" and the "2003 year-to-date period," respectively.

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

As of September 26, 2004, our consolidated balance sheet includes the following balances related to the captive insurance subsidiary:
    o Deferred policy acquisition costs of approximately $900,000 included in other current assets related to captive insurance subsidiary.
    o Franchise premium receivables of approximately $3,100,000 included in receivables related to captive insurance subsidiary.
    o Cash equivalent investments restricted for the payment of claims of approximately $17,600,000 included in restricted assets related to captive insurance subsidiary.
    o Loss reserve and unearned premiums related to captive insurance subsidiary of approximately $20,900,000.
    o Other miscellaneous items, net, of approximately $700,000 included in several line items in the consolidated balance sheet.

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

We periodically reassess our assumptions and judgments and make adjustments when significant facts and circumstances dictate. A change in any of the above estimates could impact our consolidated statements of earnings and the related asset or liability recorded in our consolidated balance sheets would be adjusted accordingly. Historically, actual results have not been materially different than the estimates that are described above.

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

The following table is comprised of actual company restaurant sales included in our consolidated financial statements for each period presented and pro forma company restaurant sales assuming the two acquisitions above occurred at the beginning of each respective period (in thousands):

                                                                     13 Weeks Ended                  39 Weeks Ended
                                                             ------------------------------- -------------------------------
                                                              September 26,   September 28,   September 26,   September 28,
                                                                  2004            2003            2004            2003
                                                             --------------- --------------- --------------- ---------------
Actual company restaurant sales
    for acquired restaurants..........................          $  12,500       $   6,100       $  30,000       $  13,100
                                                             =============== =============== =============== ===============

Pro forma company restaurant sales
    for acquired restaurants..........................          $  12,500       $  11,600       $  38,800       $  35,600
                                                             =============== =============== =============== ===============

Disposition

On July 20, 2003, we completed the sale of eight company restaurants in the Atlanta, Georgia market to an affiliate of an existing franchisee for $8,000,000. In connection with the sale of these restaurants, we closed one restaurant in the Atlanta market in June 2003. This transaction did not have a significant impact on our net earnings for fiscal 2003. Actual company restaurant sales included in our consolidated financial statements for the nine restaurants were approximately $900,000 and $10,300,000 for the 13 weeks and the 39 weeks ended September 28, 2003, respectively.

Results of Operations

The  following  table  contains   information   derived  from  our  consolidated
statements of earnings expressed as a percentage of total operating revenues, except where otherwise noted. Percentages may not add due to rounding.

                                                                 13 Weeks Ended                          39 Weeks Ended
                                                      ------------------------------------    -----------------------------------
                                                       September 26,       September 28,       September 26,      September 28,
                                                           2004                2003                2004               2003
                                                      ----------------    ----------------    ---------------    ----------------
Revenues:
    Company restaurant sales......................            87.9%               87.9%              87.9%               87.7%
    Franchise royalties and fees..................            10.7                10.9               10.9                11.1
    Other franchise income........................             1.4                 1.2                1.2                 1.2
                                                      ----------------    ----------------    ---------------    ----------------
         Total operating revenues.................           100.0%              100.0%             100.0%              100.0%
                                                      ================    ================    ===============    ================
Cost of sales (as a percentage of company
  restaurant sales):
    Food and beverage.............................            26.3%               25.7%              26.4%               26.0%
    Labor.........................................            32.2                32.8               32.5                32.8
    Direct and occupancy..........................            24.9                25.1               24.5                24.7
    Pre-opening expense...........................             0.4                 0.3                0.3                 0.2
                                                      ----------------    ----------------    ---------------    ----------------
         Total cost of sales......................            83.9%               83.9%              83.8%               83.6%
                                                      ================    ================    ===============    ================
Cost of other franchise income (as a percentage
  of other franchise income)......................            90.0%               95.5%             110.2%               95.8%
General and administrative expenses...............             9.5                 9.3                9.2                 9.3
Amortization of intangible assets.................             0.1                  --                0.1                  --
Loss on disposition of restaurants and equipment..             0.2                  --                0.2                 0.2
                                                      ----------------    ----------------    ---------------    ----------------
Operating earnings................................            15.3                15.7               15.6                16.0
                                                      ----------------    ----------------    ---------------    ----------------
Other income (expense):
    Investment income.............................             0.1                 0.1                0.1                 0.1
    Interest expense..............................            (0.1)               (0.1)              (0.1)               (0.2)
    Impairment of Chevys note receivable..........              --                  --                 --                (1.2)
    Other income..................................             0.2                 0.2                0.2                 0.1
                                                      ----------------    ----------------    ---------------    ----------------
         Total other income (expense).............             0.2                 0.1                0.1                (1.1)
                                                      ----------------    ----------------    ---------------    ----------------
Earnings before income taxes......................            15.5                15.8               15.7                14.8
Income taxes......................................             5.4                 5.7                5.5                 5.3
                                                      ----------------    ----------------    ---------------    ----------------
Net earnings......................................            10.1%               10.1%              10.2%                9.5%
                                                      ================    ================    ===============    ================

The following table sets forth certain unaudited financial information and other restaurant data relating to company and franchise restaurants, as reported to us by franchisees:

                                                               13 Weeks Ended                     39 Weeks Ended
                                                       -------------------------------    -------------------------------
                                                       September 26,     September 28,    September 26,     September 28,
                                                           2004              2003             2004              2003
                                                       -------------     -------------    --------------    -------------
Number of restaurants:
    Company:
         Beginning of period.......................            405               373               383              357
         Restaurant openings.......................              9                 8                21               15
         Restaurants closed........................             (1)             --                  (1)              (2)
         Restaurants acquired from franchisees.....           --                --                  10               11
         Restaurants acquired by franchisees.......           --                  (9)              --                (9)
                                                       -------------     -------------    --------------    -------------
         End of period.............................            413               372               413              372
                                                       -------------     -------------    --------------    -------------
    Franchise:
         Beginning of period.......................          1,207             1,155             1,202            1,139
         Restaurant openings.......................             21                12                40               41
         Restaurants closed(1).....................             (4)               (5)               (8)              (7)
         Restaurants acquired from franchisees.....           --                --                 (10)             (11)
         Restaurants acquired by franchisees.......           --                   9               --                 9
                                                       -------------     -------------    --------------    -------------
         End of period.............................          1,224             1,171             1,224            1,171
                                                       -------------     -------------    --------------    -------------
    Total:
         Beginning of period.......................          1,612             1,528             1,585            1,496
         Restaurant openings.......................             30                20                61               56
         Restaurants closed........................             (5)               (5)               (9)              (9)
                                                       -------------     -------------    --------------    -------------
         End of period.............................          1,637             1,543             1,637            1,543
                                                       =============     =============    ==============    =============

Weighted average weekly sales per restaurant:
    Company........................................     $   46,365        $   45,976        $   47,489       $   45,356
    Franchise......................................     $   47,253        $   45,760        $   48,258       $   45,637
    Total..........................................     $   47,027        $   45,812        $   48,067       $   45,569

Change in comparable restaurant sales:(2)
    Company........................................           1.1%              5.9%              5.0%             5.2%
    Franchise......................................           3.1%              4.4%              5.9%             3.5%
    Total..........................................           2.7%              4.8%              5.6%             3.9%

Total operating revenues (in thousands):
    Company restaurant sales.......................     $  247,173        $  222,429        $  738,502       $  650,946
    Franchise royalties and fees(3)................         30,105            27,594            91,656           82,088
    Other franchise income(4)......................          3,913             2,972            10,427            8,881
                                                       -------------     -------------    --------------    -------------
    Total..........................................     $  281,191        $  252,995        $  840,585       $  741,915
                                                       =============     =============    ==============    =============

(1) Subsequent to the end of the quarter, 12 franchise restaurants in the Memphis, Tennessee area were closed.
(2) When computing comparable restaurant sales, restaurants open for at least 18 months are compared from period to period.
(3) Franchise royalties are generally 4% of each franchise restaurant's reported monthly gross sales. Reported franchise sales, in thousands, were $746,239 and $687,292 in the 2004 quarter and the 2003 quarter, respectively, and $2,274,777 and $2,047,735 in the 2004 year-to-date and 2003 year-to-date period, respectively. Franchise fees typically range from $30,000 to $35,000 for each restaurant opened.
(4) Other franchise income includes insurance premiums from franchisee participation in our captive insurance company and revenue from information technology products and services provided to certain franchisees.

Company Restaurant Sales. Total company restaurant sales increased $24,744,000 (11%) from $222,429,000 in the 2003 quarter to $247,173,000 in the 2004 quarter and  increased  $87,556,000  (13%) from  $650,946,000  in the 2003  year-to-date period to $738,502,000 in the 2004 year-to-date period. Company restaurant openings contributed approximately 8% of the increase in total company restaurant sales in both the 2004 quarter and the 2004 year-to-date period. Increases in weighted average weekly sales contributed approximately 1% and 5% of the total company sales increase in the 2004 quarter and 2004 year-to-date period, respectively. Both periods were also favorably impacted by the acquisition of 10 restaurants in Southern California in April 2004 which was partially offset by the impact of the sale of 8 restaurants in the Atlanta, Georgia market in July 2003.

Comparable restaurant sales at company restaurants increased by 1.1% and 5.0% in the 2004 quarter and the 2004 year-to-date period, respectively. Weighted average weekly sales at company restaurants increased 0.8% from $45,976 in the 2003 quarter to $46,365 in the 2004 quarter and increased 4.7% from $45,356 in the 2003 year-to-date period to $47,489 in the 2004 year-to-date period. These increases were due primarily to increases in the average guest check resulting from a menu price increase of approximately 1.5% in both periods and increases in guest traffic in the 2004 year-to-date period. In addition, a portion of the increase resulted from the implementation of our Carside To Go(TM) initiative. Carside To Go(TM) sales mix increased from 6.9% of company restaurant sales in the 2003 quarter to 8.9% of company restaurant sales in the 2004 quarter.

Franchise Royalties and Fees. Overall franchise royalties and fees increased $2,511,000 (9%) from $27,594,000 in the 2003 quarter to $30,105,000 in the 2004 quarter and increased $9,568,000 (12%) from $82,088,000 in the 2003 year-to-date period to $91,656,000 in the 2004 year-to-date period. These increases were due primarily to the increased number of franchise restaurants operating during the 2004 quarter and 2004 year-to-date period as compared to the same periods in 2003 and increases in comparable restaurant sales. Weighted average weekly sales at franchise restaurants increased 3.3% and 5.7% in the 2004 quarter and 2004 year-to-date period, respectively, and franchise comparable restaurant sales increased 3.1% and 5.9% in the 2004 quarter and 2004 year-to-date period, respectively.

Other Franchise Income. Other franchise income increased $941,000 (32%) from $2,972,000 in the 2003 quarter to $3,913,000 in the 2004 quarter and increased $1,546,000 (17%) from $8,881,000 in the 2003 year-to-date period to $10,427,000 in the 2004 year-to-date period due primarily to revenues recognized related to the franchise premium amounts billed by the captive insurance company. Franchise premiums are included in other franchise income ratably over the policy year.

Cost of Company Restaurant Sales. Food and beverage costs increased from 25.7% in the 2003 quarter to 26.3% in the 2004 quarter and increased from 26.0% in the 2003 year-to-date period to 26.4% in the 2004 year-to-date period. The increases in both the 2004 quarter and 2004 year-to-date period were due primarily to higher commodity costs and higher food costs related to new menu items and were partially offset by menu price increases. The 2004 year-to-date period was also unfavorably impacted by the company portion of the impairment of approximately $500,000 for excess riblet inventories which no longer met our quality standards.

Labor costs decreased from 32.8% in the 2003 quarter to 32.2% in the 2004 quarter and decreased from 32.8% in the 2003 year-to-date period to 32.5% in the 2004 year-to-date period. The decreases were due to lower management costs due to higher sales volumes at company restaurants in the 2004 year-to-date period and lower management incentive compensation in both the 2004 quarter and the 2004 year-to-date period. These decreases were partially offset by higher costs related to the addition of dedicated Carside To Go(TM) hourly labor at most of our restaurants beginning in the second half of 2003, increased hourly labor wage rates and higher workers' compensation costs.

Direct and occupancy costs decreased from 25.1% in the 2003 quarter and 24.7% in the 2003 year-to-date period to 24.9% in the 2004 quarter and 24.5% in the 2004 year-to-date period. The decrease in the 2004 quarter was due primarily to lower advertising costs, as a percentage of sales, due to the timing of our menu promotions. The decrease in the 2004 year-to-date period was due primarily to higher sales volumes at company restaurants which resulted in favorable depreciation expense, rent expense and repairs and maintenance expense, as a percentage of sales, due to their relatively fixed nature. In addition, decreases in both periods were partially offset by higher packaging costs as a result of increased Carside To Go(TM) sales volumes.

Cost of Other Franchise Income. Cost of other franchise income increased $684,000 (24%) from $2,837,000 in the 2003 quarter to $3,521,000 in the 2004 quarter and increased $2,983,000 (35%) from $8,510,000 in the 2003 year-to-date period to $11,493,000 in the 2004 year-to-date due primarily to an increase in costs related to the operation of our captive insurance company and the franchisee portion of the inventory impairment of approximately $1,600,000 in the 2004 year-to-date period for excess riblet inventories which no longer met our quality standards.

General and Administrative Expenses. General and administrative expenses increased from 9.3% in the 2003 quarter to 9.5% in the 2004 quarter and decreased from 9.3% in the 2003 year to date period to 9.2% in the 2004 year-to-date period. General and administrative expenses were favorably impacted in both periods by the absorption of general and administrative expenses over a larger revenue base and lower incentive compensation. In addition, both periods were unfavorably impacted by higher compensation expense due to staffing levels and costs associated with compliance with Section 404 of the Sarbanes-Oxley Act.

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

Income Taxes. The effective income tax rate, as a percentage of earnings before income taxes, decreased from 36.0% in both the 2003 quarter and the 2003 year-to-date period to 35.0% in both the 2004 quarter and the 2004 year-to-date period due to a reduction in state and local income taxes.

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

Capital expenditures were $82,562,000 in 2003 (excluding the acquisition of 11 restaurants) and $68,224,000 in the 2004 year-to-date period (excluding the acquisition of 10 restaurants and lease acquisition costs). We currently expect to open at least 32 company restaurants, and capital expenditures, excluding acquisitions, are expected to be between $95,000,000 and $105,000,000 in 2004. These expenditures will primarily be for the development of new restaurants, refurbishment and capital replacement for existing restaurants, the enhancement of information systems and lease acquisition costs. Because we expect to continue to purchase a portion of our sites, the amount of actual capital expenditures will be dependent upon, among other things, the proportion of leased versus owned properties. In addition, if we open more restaurants than we currently anticipate or acquire additional restaurants, our capital requirements will increase accordingly.

On April 26, 2004, we completed our acquisition of the operations and assets of 10 Applebee's restaurants located in Southern California for approximately $13,700,000 in cash. Our financial statements reflect the results of operations for these restaurants subsequent to the date of acquisition. In addition, we acquired six restaurant leases for approximately $4,900,000 in cash in the 2004 year-to-date period.

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

Our bank credit agreement, as amended, expires in November of 2005 and provides for a $150,000,000 unsecured revolving credit facility, of which $25,000,000 may be used for the issuance of letters of credit. The facility is subject to various covenants and restrictions which, among other things, require the maintenance of stipulated fixed charge, leverage and indebtedness to capitalization ratios, as defined, and limit additional indebtedness and capital expenditures in excess of specified amounts. Cash dividends are limited to $10,000,000 annually. The facility is subject to standard other terms, conditions, covenants, and fees. We are currently in compliance with the covenants contained in our credit agreement. As of September 26, 2004, we had borrowings of $41,000,000, which included $3,000,000 in short-term borrowings, and had standby letters of credit of approximately $11,970,000 outstanding under our revolving credit facility.

Our Board of Directors authorized repurchases of our common stock of up to $75,000,000 and $80,000,000 in 2002 and 2003, respectively. As of December 28,
2003, we had $99,800,000 remaining on our authorizations. During the 2004 year-to-date period, we repurchased 3,504,970 shares of our common stock at an average price of $25.17 for an aggregate cost of $88,200,000. As of September 26, 2004, we had $11,500,000 remaining under our repurchase authorization. In October 2004, our Board of Directors authorized additional repurchases of up to $150,000,000 beginning in 2005 and approved a written plan for repurchases of our common stock in the open market in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.

As of September 26, 2004, our liquid assets totaled $722,000. These assets consisted of cash and cash equivalents in the amount of $441,000 and short-term investments in the amount of $281,000. The working capital deficit decreased from $62,710,000 as of December 28, 2003 to $49,270,000 as of September 26,
2004. This decrease was due primarily to the redemption of gift cards in 2004 sold in 2003, repurchases of our common stock and increases in inventories and receivables and was partially offset by increases in loss reserve and unearned premiums related to the captive insurance subsidiary.

Our deferred income taxes liability increased from $5,880,000 as of December 28, 2003 to $32,141,000 as of September 26, 2004 which contributed to an increase in our cash flows from operating activities of $26,638,000 in our consolidated statement of cash flows for the 39 weeks ended September 26, 2004. In 2004, we implemented new tax planning strategies that accelerated depreciation on restaurant assets.

We believe that our liquid assets and cash generated from operations, combined with borrowings available under our credit facilities, will provide sufficient funds for our operating, capital and other requirements for the foreseeable future.

The following table shows our debt amortization schedule, future capital lease commitments (including principal and interest payments), future operating lease commitments and future purchase obligations as of September 26, 2004 (in thousands):

                                                                           Payments due by period
                                                   ----------------------------------------------------------------------
                     Certain                                       Less than 1       1-3           3-5       More than 5
             Contractual Obligations                   Total           year         Years         years         years
-------------------------------------------------  -------------  ------------- ------------- ------------- -------------
Long-term Debt (excluding capital
  lease obligations).............................    $ 42,575       $  3,121      $ 38,227      $     87      $  1,140
Capital Lease Obligations........................       9,388            760         1,602         1,671         5,355
Operating Leases.................................     256,248         22,968        44,802        41,832       146,646
Purchase Obligations - Company(1)................     223,771        176,369        31,432        12,043         3,927
 Purchase Obligations - Franchise(2).............     529,551        419,532        76,768        21,613        11,638

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

Other Contractual Obligations

We have outstanding lease guarantees of approximately $19,200,000 as of September 26, 2004 (see Note 3). We have not recorded a liability for these guarantees as of September 26, 2004 or December 28, 2003.

We have severance and employment agreements with certain officers providing for severance payments to be made in the event the employee resigns or is terminated related to a change in control. The agreements define the circumstances which will constitute a change in control. If the severance payments had been due as of September 26, 2004, we would have been required to make payments totaling approximately $12,300,000. In addition, we have severance and employment agreements with certain officers which contain severance provisions not related to a change in control. Those provisions would have required aggregate payments of approximately $7,200,000 if such officers had been terminated as of September 26, 2004.

In November 2003, we arranged for a financing company to provide up to $75,000,000 to qualified franchisees for short-term loans to fund remodel investments. Under the terms of this financing program, we will provide a limited guarantee pool for the loans advanced during the three-year period ending December 2006. There was one loan outstanding for approximately $800,000 under this program as of September 26, 2004. The fair value of our guarantee was immaterial and accordingly, we have not recorded a liability as of September 26, 2004.

In May 2004, we arranged for a financing company to provide up to $250,000,000 to qualified franchisees for loans to fund development of new restaurants through October 2007. We will provide a limited guarantee of certain loans advanced under this program. As of September 26, 2004, there was one loan outstanding for approximately $2,400,000 under this program. The fair value of our guarantee was immaterial and accordingly, we have not recorded a liability as of September 26, 2004.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from fluctuations in interest rates and changes in commodity prices. Our revolving credit facility bears interest at either the bank's prime rate or LIBOR plus 0.625%, at our option. As of September 26, 2004, the total amount of debt subject to interest rate fluctuations was $41,000,000 which was outstanding on our revolving credit facility. A 1% change in interest rates would result in an increase or decrease in interest expense of $410,000 per year. We may from time to time enter into interest rate swap agreements to manage the impact of interest rate changes on our earnings. Many of the food products we purchase are subject to price volatility due to factors that are outside of our control such as available supply, weather and seasonality. As part of our strategy to moderate this volatility, we have entered into fixed price purchase commitments.

Item 4.  Controls and Procedures

As of September 26, 2004, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective. During our most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities.

------------------------------------------------------------------------------------------------------------------------------
                                            Purchases of Equity Securities(1) (2)
------------------------------------------------------------------------------------------------------------------------------
-------------------------------- ------------------ ---------- ---------------------------- ----------------------------------
                                         (a)           (b)                  (c)                             (d)
-------------------------------- ------------------ ---------- ---------------------------- ----------------------------------
                                                     Average      Total Number of Shares      Maximum Dollar Value of Shares
                                                      Price        Purchased as Part of       that May Yet Be Purchased Under
                                  Total Number of    Paid Per    Publicly Announced Plans          the Plans or Programs
             Period               Shares Purchased    Share            or Programs                    (in thousands)
-------------------------------- ------------------ ---------- ---------------------------- ----------------------------------
June 28, 2004 through July 27,
2004                                     3,850(3)     $25.81                 --                          $46,532
-------------------------------- ------------------ ---------- ---------------------------- ----------------------------------
July 28, 2004 through August
27, 2004                               597,906(4)     $25.25              594,115                        $31,532
-------------------------------- ------------------ ---------- ---------------------------- ----------------------------------
August 28, 2004 through
September 26, 2004                     813,405        $24.59              813,405                        $11,532
-------------------------------- ------------------ ---------- ---------------------------- ----------------------------------
             Total                   1,415,161
================================ ================== ========== ============================ ==================================

(1) In May 2002, our Board of Directors authorized a repurchase of up to $75,000,000 of our common stock through May 2005. In December 2003, our Board of Directors authorized an additional repurchase of up to $80,000,000 of our common stock. The May 2002 authorization limit was met in January 2004. The December 2003 authorization has no expiration date.
(2) All references to the number of shares have been restated to reflect a three-for-two stock split, effected as a 50% stock dividend, paid on June 15, 2004.
(3) Represents shares received as partial payment for shares issued under stock option plans.
(4) Included 3,791 shares received as partial payment for shares issued under stock option plans.

Item 6.  Exhibits

The Exhibits listed on the accompanying Exhibit Index are filed as part of this report.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         APPLEBEE'S INTERNATIONAL, INC.
                                  (Registrant)


Date:    October 27, 2004                            By:  /s/    Lloyd L. Hill
         ---------------------------                     ---------------------------------------------------------
                                                         Lloyd L. Hill
                                                         Chairman and Chief Executive Officer
                                                         (principal executive officer)

Date:    October 27, 2004                            By:  /s/    Steven K. Lumpkin
         ---------------------------                     ---------------------------------------------------------
                                                         Steven K. Lumpkin
                                                         Executive Vice President and
                                                         Chief Financial Officer
                                                         (principal financial officer)

Date:    October 27, 2004                            By:  /s/    Beverly O. Elving
         ---------------------------                     ---------------------------------------------------------
                                                         Beverly O. Elving
                                                         Vice President, Accounting
                                                         (principal accounting officer)

                         APPLEBEE'S INTERNATIONAL, INC.
                                  EXHIBIT INDEX



   Exhibit
   Number                                          Description of Exhibit
------------- ------------------------------------------------------------------------------------------------

      10.1    Form of Nonqualified Stock Option Agreement

      10.2    Form of Incentive Stock Option Agreement

      10.3    Form of Restricted Stock Award Agreement

      10.4 New Form of Change in Control and Noncompete Agreement and schedule of parties thereto.

      10.5    Amendment No. 2 to the Revolving Credit Agreement dated as of November 5, 2001

      31.1    Certification of Chairman and Chief Executive Officer Pursuant to SEC Rule 13a-14

      31.2    Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14

        32    Certification  of Chairman and Chief Executive  Officer and Chief Financial  Officer Pursuant
              to 18 U.S.C. Section 1350