Form 10-K
period 2004-12-26
APPLEBEES INTERNATIONAL INC
filed 2005-03-30
CIK 853665

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For the fiscal year ended     December 26, 2004
                          ------------------------------------------------------

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ---------------------

Commission File Number:    000-17962
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
  (State or other jurisdiction of               (I.R.S. Employer Identification
   incorporation or organization)                             No.)

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
Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as
defined by Rule 12b-2 of the Act).  Yes   X           No
                                         ---            ---
The aggregate market value of the voting and non-voting common stock equity held by non-affiliates of the registrant as of the last day of the second fiscal quarter ended June 27, 2004 was $1,922,340,965 based on the closing sale price on June 25, 2004.

The number of shares of the registrant's common stock outstanding as of March
28, 2005 was 81,007,187.

                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy statement to be filed pursuant to Regulation 14A under the Securities
Exchange Act of 1934 is incorporated into Part III hereof.

                         APPLEBEE'S INTERNATIONAL, INC.
                                    FORM 10-K
                       FISCAL YEAR ENDED DECEMBER 26, 2004
                                      INDEX
                                                                                       Page
                                                                                       ----
PART I
------

PART II
-------

Item 5.         Market for Registrant's Common Equity, Related Stockholder Matters
                      and Issuer Purchases of Equity Securities........................17

Item 6.         Selected Financial Data................................................19

Item 7.         Management's Discussion and Analysis of

Item 9.         Changes in and Disagreements with Accountants

PART III
--------
Item 10.        Directors and Executive Officers of the Registrant.....................36

Item 11.        Executive Compensation.................................................36

Item 12.        Security Ownership of Certain Beneficial Owners and Management and
                      Related Stockholder Matters......................................36

Item 13.        Certain Relationships and Related Transactions.........................36

Item 14.        Principal Accounting Fees and Services.................................36

PART IV

Item 15.        Exhibits and Financial Statement Schedules.............................37

Signatures.............................................................................38

                                     PART I

Item 1.       Business

General

References to "Applebee's," "we," "us," and "our" in this document are references to Applebee's International, Inc. and its subsidiaries and any predecessor companies of Applebee's International, Inc. We develop, franchise and operate casual dining restaurants under the name "Applebee's Neighborhood
Grill & Bar." With nearly 1,700 restaurants as of the fiscal year ended December
26, 2004, Applebee's Neighborhood Grill & Bar is the largest casual dining concept in the world, in terms of number of restaurants and market share.
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

As of December 26, 2004, there were 1,671 Applebee's restaurants. Franchisees operated 1,247 of these restaurants and 424 restaurants were company operated.
The restaurants were located in 49 states and 12 countries outside of the United
States. During 2004, 109 new restaurants were opened, including 77 franchise restaurants and 32 company restaurants.

Our current strategy is to focus solely on the Applebee's concept. We currently expect that the Applebee's system will encompass at least 3,000 restaurants in the United States as well as the potential for at least 1,000 restaurants internationally.

The following table sets forth certain unaudited financial information and other restaurant data relating to company and franchise restaurants, as reported to us by franchisees:

                                                                             Fiscal Year Ended
                                                            -----------------------------------------------------
                                                               December 26,       December 28,      December 29,
                                                                   2004               2003              2002
                                                            -----------------  ----------------  ----------------
   Number of restaurants:
        Company:
            Beginning of year............................            383               357                310
            Restaurant openings..........................             32                26                 26
            Restaurant closings..........................             (1)               (2)                --
            Restaurants acquired from franchisees........             10                11                 21
            Restaurants acquired by franchisees..........             --                (9)                --
                                                           -----------------  ----------------  -----------------
            End of year..................................            424               383                357
                                                           -----------------  ----------------  -----------------
        Franchise:
            Beginning of year............................          1,202             1,139              1,082
            Restaurant openings..........................             77                74                 81
            Restaurant closings..........................            (22)               (9)                (3)
            Restaurants acquired from franchisees........            (10)              (11)               (21)
            Restaurants acquired by franchisees..........             --                 9                 --
                                                           -----------------  ----------------  -----------------
            End of year..................................          1,247             1,202              1,139
                                                           -----------------  ----------------  -----------------
        Total:
            Beginning of year............................          1,585             1,496              1,392
            Restaurant openings..........................            109               100                107
            Restaurant closings..........................            (23)              (11)                (3)
                                                           -----------------  ----------------  -----------------
            End of year..................................          1,671             1,585              1,496
                                                           =================  ================  =================

   Weighted average weekly sales per restaurant:
            Company.....................................      $   46,536         $  45,000          $  43,019
            Franchise...................................      $   47,613         $  45,271          $  43,823
            Total.......................................      $   47,345         $  45,205          $  43,641
   Change in comparable restaurant sales:(1)
            Company.....................................            3.8%              5.2%               1.8%
            Franchise...................................            5.2%              3.7%               3.6%
            Total.......................................            4.8%              4.1%               3.2%
   Total operating revenues (in thousands):
            Company restaurant sales....................      $  976,798         $ 867,158          $ 724,616
            Franchise royalties and fees(2).............         121,221           109,604            102,180
            Other franchise income(3)...................          13,615            13,147              2,688
                                                           -----------------  ----------------  -----------------
            Total.......................................      $1,111,634         $ 989,909          $ 829,484
                                                           =================  ================  =================
---------------------

(1)  When computing comparable restaurant sales, restaurants open for at least
     18 months are compared from period to period.
(2)  Franchise royalties are generally 4% of each franchise restaurant's reported monthly gross sales. Reported franchise sales, in thousands, were
     $3,001,287, $2,725,179 and $2,519,373 in fiscal 2004, 2003 and 2002, respectively. Franchise fees typically range from $30,000 to $35,000 for each restaurant opened.
(3)  Other franchise income includes insurance premiums from franchisee participation in our captive insurance program and revenue from information technology products and services provided to certain franchisees.

The Applebee's System

Concept. Each Applebee's restaurant is designed as an attractive, friendly, neighborhood establishment featuring moderately priced, high quality food and beverage items, table service and a comfortable atmosphere. Our restaurants appeal to a wide range of customers including young adults, senior citizens and families with young children.

Applebee's also offers its customers the convenience of carry-out service. In
2002, we initiated a "To Go" program which includes the use of standardized state-of-the-art packaging, interior and exterior signage and a focused training program. In addition, the program features the additional convenience of our
Carside To Go(TM) initiative in which customers place their orders by telephone, park in designated spots at our restaurants and servers deliver their orders to their vehicles. We completed the implementation of the Carside To Go(TM) service at all company-owned restaurants where practicable in 2003 and franchisees completed implementation in substantially all of the franchise restaurants in early 2005.

We have developed certain specifications for the design of our restaurants. Our restaurants are primarily located in free-standing buildings, end caps of strip shopping centers, and shopping center malls. Each of our restaurants generally has a bar, and many restaurants offer patio seating. The decor of each restaurant incorporates artifacts and memorabilia such as old movie posters, musical instruments and sports equipment. Restaurants also frequently display photographs, magazine and newspaper articles highlighting local history and personalities. These items give each restaurant a unique, neighborhood identity, which is an important aspect of the Applebee's brand. In addition, we require that each restaurant be remodeled every six to seven years to embody the design elements of the current prototype.

Menu. Each restaurant offers a diverse menu of high quality, moderately priced food and beverage items consisting of traditional favorites and signature dishes. The restaurants feature a broad selection of entrees, including beef, chicken, pork, seafood and pasta items prepared in a variety of cuisines, as well as appetizers, salads, sandwiches, specialty drinks and desserts.
Substantially all restaurants offer beer, wine, liquor and premium specialty drinks. During 2004, alcoholic beverages accounted for 12.3% of company-owned restaurant sales. During 2004, we launched a strategic alliance with Weight
Watchers(TM) to offer Weight Watchers(TM) branded menu alternatives to our guests. We currently have ten Weight Watchers(TM) items on our menu. As part of our exclusive arrangement with Weight Watchers(TM), we pay a percentage royalty on the total sales for Weight Watchers(TM) menu items sold.

Restaurant Operations. We and our franchisees operate restaurants in accordance with operating standards and specifications. These standards pertain to the quality and preparation of menu items, selection of menu items, maintenance and handling of food, maintenance and cleanliness of premises and associate conduct.
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

Restaurant managers complete a training and orientation process upon hire. The program is executed at certified training restaurants located throughout the
Applebee's system. The training program provides skill

and knowledge training for key operations and management processes. In addition, ongoing training and development programs are offered for experienced managers regarding leadership and operations management.

Prior to opening a new restaurant, a training program is provided to all new hourly associates. The training is conducted by certified, experienced trainers from Applebee's restaurants located throughout the system. Upon the opening of the restaurant, the training team remains for an additional six days to provide support and coaching to the new associates.

Marketing. We have historically concentrated our advertising and marketing efforts primarily on food-specific promotions, Carside To Go(TM) and Applebee's branded messaging. Our marketing includes national, regional and local expenditures, utilizing primarily television, radio, direct mail and print media. In 2004, approximately 4.0% of company restaurant sales was allocated for marketing purposes. This amount includes contributions to the national marketing pool which develops and funds the specific national promotions. We focus the remainder of our marketing expenditures on local marketing in areas with company owned restaurants.

Supply Chain. Maintaining high food quality and system-wide consistency is a central focus of our supply chain program. We establish quality standards for products used in the restaurants, and we maintain a limited list of approved suppliers from which we and our franchisees must select. We periodically review the quality of the products served in our domestic restaurants in an effort to ensure compliance with these standards. We have negotiated purchasing agreements with most of our approved suppliers which result in volume discounts for us and our franchisees. Additionally, we purchase and maintain inventories of certain specialty products to assure sufficient supplies for the system. Due to the differences in the countries in which our franchisees operate, we have specific requirements for each country.

Quality Assurance. We are committed to providing our customers with products that meet or exceed regulatory and industry standards for food safety as well as our high quality standards. Our quality assurance department establishes and monitors our food safety programs in domestic restaurants, including restaurant, supplier and distributor audits, food safety and sanitation monitoring and product testing.

Company Restaurants

Company Restaurant Openings and Franchise Acquisitions. Our expansion strategy is to cluster restaurants in targeted markets, thereby increasing consumer awareness and convenience, and enabling us to take advantage of operational, distribution and advertising efficiencies. Our development experience indicates that when we open multiple restaurants within a particular market, our market share increases.

In order to maximize overall system growth, our expansion strategy through 1992 emphasized franchise arrangements with experienced, successful and financially capable restaurant operators. We continue to expand the Applebee's system across the United States through franchise operations, but beginning in 1992, our growth strategy also included increasing the number of company owned restaurants. We have tried to achieve this goal in two ways. First, we have developed strategic territories. Second, when franchises are available for purchase under acceptable financial terms, we have selectively acquired existing franchise restaurants and terminated the selling franchisee's related development rights. Using this strategy, we have opened 318 new restaurants and acquired 123 franchise restaurants over the last twelve years and have expanded from a total of 31 company owned or operated restaurants as of December 27, 1992 to a total of 424 as of December 26, 2004. In addition, as part of our portfolio management strategy, we have sold 35 restaurants to franchisees during this twelve-year period.

We opened 32 new company Applebee's restaurants in 2004 and anticipate opening at least 40 new company Applebee's restaurants in 2005, excluding up to eight restaurants that were closed in 2004 by a former franchisee which we may re-open in Memphis, Tennessee. The following table shows the areas where our company restaurants were located as of December 26, 2004:

                                       Area
               -----------------------------------------------------------
               New England (includes Maine, Massachusetts, New Hampshire,
                   New York, Rhode Island and Vermont)....................            65
               Detroit/Southern Michigan..................................            62
               Minneapolis/St. Paul, Minnesota............................            58
               St. Louis, Missouri/Illinois...............................            47
               North/Central Texas........................................            45
               Virginia...................................................            42
               Kansas City, Missouri/Kansas...............................            33
               Washington, D.C. (Maryland, Virginia)......................            29
               San Diego/Southern California..............................            20
               Las Vegas/Reno, Nevada.....................................            15
               Albuquerque, New Mexico....................................             8
                                                                          -------------------
                                                                                     424
                                                                          ===================

Restaurant Operations. The staff for a typical restaurant consists of one general manager, one kitchen manager, two or three managers and approximately 60 hourly associates. All managers of company owned restaurants receive a salary and performance bonus based on restaurant sales, profits and adherence to our standards. As of December 26, 2004, we employed 4 Regional Vice Presidents of
Operations, 11 Directors of Operations and 69 Area Directors. The Area
Directors' duties include regular restaurant visits and inspections which ensure the ongoing maintenance of our standards of quality, service, cleanliness, value, and courtesy. In addition to providing a significant contribution to revenues and operating earnings, we use company owned restaurants for many purposes which are integral to the development of the entire system, including testing of new menu items and training of franchise restaurant managers and operating personnel.

The Applebee's Franchise System

Franchise Territory and Restaurant Openings. We currently have exclusive territory franchise arrangements with 74 franchise groups, including 26 international franchisees. We have generally selected franchisees that are experienced multi-unit restaurant operators who have operated other restaurant concepts. Our franchisees operate Applebee's restaurants in 42 states and 12 countries outside of the United States. We have assigned the vast majority of all domestic territories in all states except Hawaii or have designated them for company development.

As of December 26, 2004, there were 1,247 franchise restaurants. Franchisees opened 81 restaurants in 2002, 74 restaurants in 2003, and 77 restaurants in
2004. We anticipate at least 85 franchise restaurant openings in 2005.
Franchisees may open more or fewer restaurants depending upon the availability of appropriate new sites.

Development of Restaurants. We make available to franchisees the design specifications for a typical restaurant, and we retain the right to prohibit or modify the use of any set of plans. Each franchisee is responsible for selecting the site for each restaurant within their territory. We assist franchisees in selecting appropriate sites, and any selection made by a franchisee is subject to our approval. We also conduct a physical inspection, review any proposed lease or purchase agreement and make available demographic and other studies.

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

For each restaurant developed, our standard franchise arrangement requires an initial franchisee fee (which typically ranges from $30,000 to $35,000) and a royalty fee equal to 4% of the restaurant's monthly gross sales. We have previously executed agreements with a majority of our franchisees which maintain the existing royalty fees of 4% and extend the current franchise and development agreements until January 1, 2020. The revised agreements establish new restaurant development obligations over the next several years. These revised agreements contain provisions which allow for the continued development of the
Applebee's concept and support our long-term expectation of at least 3,000 restaurants in the United States. The terms, royalties and advertising fees under a limited number of franchise agreements and the franchise fees under older development agreements vary from the currently offered arrangements.

Marketing. In 2004, we required domestic franchisees to contribute 2.25% of their gross sales to the national marketing pool and to spend at least 1.5% of their gross sales on local marketing and promotional activities. In 2005, we will require domestic franchisees to contribute 2.75% of their gross sales to the national marketing pool and to spend at least 1.0% of their gross sales on local marketing and promotional activities. Franchisees also promote the opening of each restaurant and we reimburse the franchisee for 50% of the out-of-pocket opening advertising expenditures, subject to certain conditions. The maximum amount we will reimburse for these expenditures is $2,500. Under our franchise agreements, we can increase the combined amount of the advertising fee and the amount required to be spent on local marketing and promotional activities to a maximum of 5% of gross sales.

Training and Support. We provide ongoing advice and assistance to franchisees in connection with the operation and management of each restaurant through training sessions, meetings, seminars, on-premises visits and by written or other material. We also assist franchisees on request with business planning, restaurant development, technology and human resource efforts.

Operations Quality Control. We continuously monitor franchise restaurant operations, principally through our full-time franchise area directors (29 as of
December 26, 2004). Company and third-party representatives make both scheduled and unannounced inspections of restaurants to ensure that only approved products are in use and that our prescribed operations practices and procedures are being followed. During 2004, these representatives made an average of two visits to each of our franchise restaurants during which they conducted an inspection and consultation in the restaurant. We have the right to terminate a franchise agreement if a franchisee does not operate and maintain a restaurant in accordance with our requirements.

Franchise Business Council. We maintain a Franchise Business Council which provides us with advice about operations, marketing, product development and other aspects of restaurant operations for the purpose of improving the franchise system. As of December 26, 2004, the Franchise Business Council
consisted of eight franchisee representatives and three members of our senior management team. One franchisee representative is a permanent member and one franchisee representative must be a franchisee with ten or fewer restaurants.
Franchisees elect the franchisee representatives annually.

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

In 2003, we arranged for a third-party lease financing company to provide capital to qualified franchisees for investments in certain sales and technology initiatives over a three-year period ending in September 2006 under standard leasing terms and conditions. Under the terms of the arrangement, we do not guarantee any portion of the financing.

In November 2003, we arranged for a third-party financing company to provide up to $75,000,000 to qualified franchisees for short-term loans to fund remodel investments, subject to our approval. Under the terms of this financing program, we will provide a limited guarantee pool for the loans advanced during the three-year period ending December 2006. As of December 26, 2004, there were loans outstanding to two franchisees for approximately $900,000 under this program.

In May 2004, we arranged for a third-party financing company to provide up to
$250,000,000 to qualified franchisees for loans to fund development of new restaurants through October 2007, subject to our approval. We will provide a limited guarantee of certain loans advanced under this program. As of December
26, 2004, there were loans outstanding to two franchisees for approximately
$13,600,000 under this program.

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

Service Marks

We own the rights to the "Applebee's Neighborhood Grill & Bar®" service mark and certain variations thereof and to other service marks used in our system in the United States and in various foreign countries. We are aware of names and marks similar to our service marks used by third parties in certain limited geographical areas. We intend to protect our service marks by appropriate legal action where and when necessary.

International Franchising

International Franchise Arrangements. We continue to pursue international franchising of the Applebee's concept under a long-term strategy of controlled expansion. This strategy includes seeking qualified franchisees with the resources to open multiple restaurants in each territory and those with familiarity with the specific local business environment. We currently are focusing on international franchising in Canada, Mexico, Central and South
America and the Mediterranean/Middle East. In this regard, we currently have development agreements with 26 international franchisees. These franchisees operated 58 international restaurants as of December 26, 2004. The success of further international expansion will depend on, among other things, local acceptance of the Applebee's concept and our ability

to attract qualified franchisees and operating personnel. We also must comply with the regulatory requirements of the local jurisdictions, and supervise international franchisee operations effectively.

We work closely with our international franchisees to develop and implement the
Applebee's system outside the United States, recognizing commercial, cultural and dietary diversity. These local issues involve the need to be flexible and pragmatic on all elements of the system, including menu, restaurant operations, training, marketing, purchasing and financing. Our strategy of controlled expansion allows us to address these issues in a deliberate and systematic manner.

Government Regulation

Our restaurants are subject to numerous federal, state, and local laws affecting health, sanitation and safety standards. Our restaurants also are subject to state and local licensing regulation of the sale of alcoholic beverages. Each restaurant is required to obtain appropriate licenses from regulatory authorities allowing it to sell liquor, beer, and wine. We also require that each restaurant obtain food service licenses from local health authorities. Our licenses to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause. This would include violations of any laws or regulations pertaining to alcoholic beverage control by us or our associates. Among such laws are those regulating the minimum age of patrons or associates, advertising, wholesale purchasing, and inventory control. If one of our restaurants failed to maintain its license to sell alcohol or serve food, it would significantly harm the success of that restaurant. In order to reduce this risk, we operate each restaurant in accordance with standardized procedures designed to facilitate compliance with all applicable codes and regulations.

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

Employees

As of December 26, 2004, we employed approximately 28,800 full and part-time associates. Of those, approximately 590 were corporate personnel, 1,840 were restaurant managers or managers in training and 26,370 were employed in non-management full and part-time restaurant positions. Of the 590 corporate associates, approximately 200 were in management positions and 390 were general office associates, including part-time associates.

We consider our associate relations to be good. Most associates, other than restaurant management and corporate personnel, are paid on an hourly basis. We believe that we provide working conditions and wages that compare favorably with those of our competition. We have never experienced a work stoppage due to labor difficulty, and our associates are not covered by a collective bargaining agreement.

Executive and Other Senior Officers of the Registrant

Our executive and other senior officers as of December 26, 2004 are shown below.

                 Name                Age                                    Position
                 ----                ---                                    --------

    Lloyd L. Hill.................... 60     Chairman  of the  Board of  Directors,  Chief  Executive  Officer  and
                                                President  (Chairman and Chief Executive  Officer effective January
                                                1, 2005)
    David L. Goebel.................. 54     Executive  Vice President of Operations  and Chief  Operating  Officer
                                                (President and Chief Operating Officer effective January 1, 2005)
    Steven K. Lumpkin................ 50     Executive Vice President,  Chief Financial Officer and Treasurer,  and
                                                Member of the Board of Directors
    John C. Cywinski................. 42     Executive Vice President and Chief Marketing Officer
    Louis A. Kaucic.................. 53     Executive Vice President and Chief People Officer
    Rohan St. George................. 45     President of International Division
    Philip R. Crimmins............... 53     Senior Vice President of Development
    Michael Czinege.................. 51     Senior Vice President and Chief Information Officer
    Kurt Hankins..................... 44     Senior Vice President of Menu Development and Innovation
    David R. Parsley................. 58     Senior Vice President of Supply Chain Management
    Carin L. Stutz................... 48     Senior Vice President of Company Operations  (Executive Vice President
                                                of Operations effective January 1, 2005)
    Carol A. DiRaimo................. 43     Vice President of Investor Relations
    Beverly O. Elving................ 51     Vice President of Accounting (Vice President and Controller  effective
                                                February 21, 2005)
    Rebecca R. Tilden................ 49     Vice President, Secretary and General Counsel

Lloyd L. Hill was elected a director in August 1989. Mr. Hill was appointed
Executive Vice President and Chief Operating Officer in January 1994. In
December 1994, he assumed the role of President in addition to his role as Chief
Operating Officer. Effective January 1, 1997, Mr. Hill assumed the role of
Co-Chief Executive Officer. In January 1998, he assumed the full duties of Chief
Executive Officer. In May 2000, Mr. Hill was elected Chairman of the Board of
Directors. As part of Applebee's succession plan, Mr. Goebel was named President effective January 1, 2005. Prior to joining Applebee's, Mr. Hill served as
President of Kimberly Quality Care, a home health care and nurse personnel staffing company from December 1989 to December 1993, where he also served as a director from 1988 to 1993, having joined that organization in 1980.

David L. Goebel was employed by Applebee's in February 2001 as Senior Vice
President of Franchise Operations and was promoted to Executive Vice President of Operations in December 2002. In January 2004, Mr. Goebel was promoted to
Chief Operating Officer. In January 2005, he was also named President. Prior to joining Applebee's, Mr. Goebel headed a management company that provided consulting and strategic planning services to various businesses from April 1998 to February 2001. Prior to 1998, he was a franchise principal with an early developer group of the Boston Market concept. Mr. Goebel's business experience also includes positions as Vice President of Business Development for

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

Rohan M. St. George was employed by Applebee's in November 2004 as President of the International Division. Prior to joining Applebee's, Mr. St. George was a managing director for Yum Restaurants International which included responsibility for Puerto Rico, the U.S Virgin Islands and Venezuela. From 1998
to 2003, he was Vice President of Global Operations for KFC, Pizza Hut and Taco
Bell. Prior to 1998, Mr. St. George had 14 years operations experience with
Pizza Hut and KFC in various management positions.

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

Mike Czinege was employed by Applebee's in April 2004 as Senior Vice President
and Chief Information Officer. Prior to joining Applebee's, Mr. Czinege was
Executive Vice President of North American operations for Celerant Consulting.
From 1996 to 2004, he was a partner and later Vice President of Cap Gemini Ernst
& Young, one of the world's leading providers of consulting, technology and outsourcing services. Mr. Czinege has nearly three decades of industry and consulting experience in

manufacturing and supply chain management operations, business planning, sales and marketing, and information systems.

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

Carin L. Stutz was employed by Applebee's in November 1999 as Senior Vice
President of Company Operations. In January 2005, she was promoted to Executive
Vice President of Operations. Prior to joining Applebee's, Ms. Stutz was
Division Vice President with Wendy's International from July 1994 to November
1999. From 1993 to 1994, she was Regional Operations Vice President for Sodexho,
USA. From 1990 to 1993, Ms. Stutz was employed by Nutri/System, Inc. as Vice
President of Corporate Operations. Prior to 1990, Ms. Stutz was employed for 12 years with Wendy's International.

Carol A. DiRaimo was employed by Applebee's in November 1993 as Associate
Director of Financial Planning and Reporting and was promoted to Director in
1995. She was named Director of Treasury and Corporate Analysis in 1998 and
Director of Investor Relations and Corporate Analysis in April 2000. She was
promoted to Executive Director of Investor Relations in January 2003 and Vice
President of Investor Relations in February 2004. Prior to joining Applebee's, she was employed by Gilbert/Robinson, Inc. from May 1989 to November 1993. Ms.
DiRaimo, a certified public accountant, was also employed by Deloitte Haskins &
Sells for six years.

Beverly O. Elving was employed by Applebee's in June 1998 as Director of
Corporate Accounting. In September 2002, Ms. Elving was promoted to Vice
President of Accounting. In February 2005, she was named Vice President and
Controller. Prior to joining Applebee's, she was Chief Financial Officer from
1996 to 1998 for Integrated Medical Resources, a publicly-held management services company. From 1990 to 1996, Ms. Elving was employed by the Federal
Deposit Insurance Corporation as Director of Financial Operations and was later promoted to Vice President of Financial Operations & Accounting. Ms. Elving, a
certified public accountant, was also employed by Arthur Andersen & Co. for five years.

Rebecca R. Tilden was employed by Applebee's in November 2003 and became Vice
President and General Counsel in January 2004. Prior to joining Applebee's, Ms.
Tilden was an independent consultant specializing in corporate compliance and ethics issues. From 1987 to 2000, Ms. Tilden was employed by Aventis
Pharmaceuticals, Inc., in various positions of increasing responsibility and served most recently as Vice President, Assistant General Counsel and Secretary.

Item 2.       Properties

As of December 26, 2004, we owned and operated 424 restaurants. Of these, we leased the building for 84 sites, owned the building and leased the land for 176 sites, and owned the land and building for 164 sites. In addition, as of
December 26, 2004, we owned 9 sites for future development of restaurants and had entered into 29 lease agreements for restaurant sites we plan to open during
2005. Our leases generally have an initial term of 10 to 20 years, with renewal terms of 5 to 20 years, and provide for a fixed rental plus, in certain instances, percentage rentals based on gross sales. In addition, our leases in many instances include escalation of rent payments during the initial term and/or during the renewal terms.

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

The following table sets forth the 49 states and the twelve countries outside of the United States in which Applebee's are located and the number of restaurants operating in each state or country as of December 26, 2004:

                                                       Number of Restaurants
                                               -------------------------------------
        State or Country                       Company      Franchise   Total System
----------------------------------             -------      ---------   ------------

Domestic:
Alabama ..............................            --            27            27
Alaska ...............................            --             2             2
Arizona ..............................            --            26            26
Arkansas .............................            --             7             7
California ...........................            21            77            98
Colorado .............................            --            30            30
Connecticut ..........................            --            11            11
Delaware .............................             2             8            10
Florida ..............................            --            92            92
Georgia ..............................            --            67            67
Idaho ................................            --             9             9
Illinois .............................            10            46            56
Indiana ..............................             5            57            62
Iowa .................................            --            23            23
Kansas ...............................            15            19            34
Kentucky .............................             5            30            35
Louisiana ............................            --            17            17
Maine ................................             8            --             8
Maryland .............................             9            12            21
Massachusetts ........................            32            --            32
Michigan .............................            62            16            78
Minnesota ............................            54             2            56
Mississippi ..........................            --            11            11
Missouri .............................            44            10            54
Montana ..............................            --             7             7
Nebraska .............................            --            18            18
Nevada ...............................            14            --            14
New Hampshire ........................            14            --            14
New Jersey ...........................            --            38            38
New Mexico ...........................             8             9            17
New York .............................             1            88            89
North Carolina .......................             1            52            53
North Dakota .........................            --             9             9
Ohio .................................            --            82            82
Oklahoma .............................            --            15            15
Oregon ...............................            --            16            16
Pennsylvania .........................             1            51            52
Rhode Island .........................             7            --             7
South Carolina .......................            --            40            40
South Dakota .........................            --             5             5
Tennessee ............................             1            36            37
Texas ................................            45            34            79
Utah .................................            --            12            12
Vermont ..............................             3            --             3
Virginia .............................            57            --            57
Washington ...........................            --            26            26
West Virginia ........................             1            12            13
Wisconsin ............................             4            35            39
Wyoming ..............................            --             5             5
                                                 ---         -----         -----
Total Domestic........................           424         1,189         1,613
                                                 ---         -----         -----

                                                      Number of Restaurants
                                               -------------------------------------
        State or Country                       Company      Franchise   Total System
----------------------------------             -------      ---------   ------------

            Other countries:
Bahrain .................................           --            1            1
Brazil ..................................           --            1            1
Canada ..................................           --           19           19
Ecuador .................................           --            1            1
Egypt ...................................           --            1            1
Greece ..................................           --            6            6
Honduras ................................           --            3            3
Kuwait ..................................           --            2            2
Mexico ..................................           --           19           19
Qatar ...................................           --            2            2
Saudi Arabia ............................           --            2            2
United Arab Emirates ....................           --            1            1
                                                    --           --           --
Total International......................           --           58           58
                                                   ---        -----          ---
                                                   424        1,247        1,671
                                                   ===        =====        =====

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

Item 4.       Submission of Matters to a Vote of Security Holders

Not applicable.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and
        Issuer Purchases of Equity Securities

1.   Our common stock trades on The Nasdaq Stock Market(R) under the symbol
     APPB.

     The table below sets forth for the fiscal quarters indicated the reported high and low sale prices of our common stock, as reported on The Nasdaq
     Stock Market®.

                                             2004                               2003
                               --------------------------------   -------------------------------
                                    High             Low               High            Low
                               --------------- ----------------   --------------- ---------------
     First Quarter              $    28.04(1)   $    23.80(1)      $  18.87(1)    $  15.39(1)
     Second Quarter             $    28.55(1)   $    23.30         $  21.17(1)    $  17.83(1)
     Third Quarter              $    26.72      $    22.50         $  22.31(1)    $  19.83(1)
     Fourth Quarter             $    26.68      $    22.26         $  26.79(1)    $  20.53(1)

2.       Number of stockholders of record at December 26, 2004: 1,351

3.       We declared an annual dividend of $0.06 per common share on December 9,
         2004 for stockholders of record on December 24, 2004, and the dividend was paid on January 21, 2005. We declared an annual dividend of $0.05 per common share(1) on December 11, 2003 for stockholders of record on
         December 26, 2003, and the dividend was paid on January 23, 2004.

         We presently anticipate continuing the payment of cash dividends based upon our annual net income. The actual amount of such dividends will depend upon future earnings, results of operations, capital requirements, our financial condition and certain other factors. There can be no assurance as to the amount of net income that we will generate in 2005 or future years and, accordingly, there can be no assurance as to the amount that will be available for the declaration of dividends, if any.

4.       For information on our equity compensation plans, refer to Item 12,
         "Security Ownership of Certain Beneficial Owners and Management."

-------------------------

(1)  The sales prices and dividend amounts have been adjusted to reflect a three-for-two stock split effected as a 50% stock dividend paid on June 15,
     2004.

5.        Issuer Purchases of Equity Securities

          During fiscal year 2004, we repurchased 3,993,670 shares of our common stock at an average price of $24.97 for an aggregate cost of
          $99,700,000. The table below sets forth purchases of our common stock during the fourth quarter of fiscal 2004:

-----------------------------------------------------------------------------------------------------------------------------------
Purchases of Equity Securities(1)
-----------------------------------------------------------------------------------------------------------------------------------
                                           (a)             (b)                 (c)                              (d)
----------------------------------- ------------------ ------------- --------------------------- ----------------------------------
                                                                       Total Number of Shares     Maximum Dollar Value of Shares
                                                         Average        Purchased as Part of      that May Yet Be Purchased Under
                                     Total Number of    Price Paid    Publicly Announced Plans         the Plans or Programs
              Period                Shares Purchased    Per Share           or Programs                   (in thousands)
----------------------------------- ------------------ ------------- --------------------------- ----------------------------------
September 27, 2004 through
October 26, 2004                         3,945(2)        $25.19                 --                            $11,532
----------------------------------- ------------------ ------------- --------------------------- ----------------------------------
October 27, 2004 through November
26, 2004                               500,875(3)        $23.55              488,700                          $    32
----------------------------------- ------------------ ------------- --------------------------- ----------------------------------
November 27, 2004 through
December 26, 2004                          496(2)        $25.10                 --                            $    32
----------------------------------- ------------------ ------------- --------------------------- ----------------------------------
              Total                      505,316
=================================== ================== ============= =========================== ==================================

-----------------------
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
(2) Represents shares received as partial payment for shares issued under stock option plans.
(3) Included 12,175 shares received as partial payment for shares issued under stock option plans.

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

                                                                          Fiscal Year Ended
                                           --------------------------------------------------------------------------------
                                            December 26,    December 28,    December 29,    December 30,    December 31,
                                                2004          2003(1)         2002(1)         2001(1)(2)      2000(1)(2)
                                           --------------- --------------- --------------- --------------------------------
                                                           (as restated)   (as restated)    (as restated)   (as restated)
                                                              (in thousands, except per share amounts)
STATEMENT OF EARNINGS DATA:
Company restaurant sales.................   $    976,798      $  867,158      $  724,616      $  651,119      $  605,414
Franchise royalties and fees.............        121,221         109,604         102,180          93,225          84,738
Other franchise income...................         13,615          13,147           2,688              --              --
                                           --------------- --------------- --------------- --------------- ----------------
     Total operating revenues............   $  1,111,634      $  989,909      $  829,484      $  744,344      $  690,152
                                           =============== =============== =============== =============== ================
Operating earnings.......................   $    165,280      $  152,677      $  126,590      $  110,681      $  106,984
Net earnings.............................   $    110,865      $   94,349      $   80,527      $   63,298      $   63,020
Basic net earnings per share.............   $       1.36      $     1.14      $     0.97      $     0.76      $     0.71
Diluted net earnings per share...........   $       1.33      $     1.10      $     0.94      $     0.74      $     0.71
Dividends declared per share.............   $       0.06      $     0.05      $     0.04      $     0.04      $     0.03
Basic weighted average shares
   outstanding...........................         81,528          82,944          83,407          83,268          88,261
Diluted weighted average shares
   outstanding...........................         83,600          85,409          85,382          85,316          88,755

BALANCE SHEET DATA
     (AT END OF FISCAL YEAR):
Total assets.............................   $    754,431      $  651,078      $  573,647      $  506,036      $  475,932
Long-term debt, including
  current portion........................   $     35,694      $   20,862      $   52,563      $   74,568      $   91,355
Stockholders' equity.....................   $    496,727      $  453,143      $  385,201      $  320,303      $  277,941

---------------------------------
     (1) Fiscal years 2003 and 2002 have been restated from amounts previously reported to reflect certain adjustments as discussed in Item 7,
     "Management's Discussion and Analysis of Financial Condition and Results of
     Operations - Restatement of Financial Statements" and Note 22 to the
     consolidated financial statements. Conforming adjustments have been made to previously audited fiscal year 2001 and 2000 selected financial data. Total assets and stockholders' equity as of the beginning of fiscal year 2000 reflect a cumulative impact of $3,736,000 and $3,636,000, respectively, resulting from the restatement.
     (2) Beginning in 2002, we ceased amortization of goodwill in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and
     Other Intangibles".

Item 7.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations

Restatement of Financial Statements

The accompanying Management's Discussion and Analysis gives effect to the restatement of our consolidated financial statements for fiscal years 2003 and
2002 to correct our accounting treatment for leases, depreciation of related leasehold improvements and for previously identified immaterial errors, primarily related to vacation and workers' compensation, as described in Note 22 to the consolidated financial statements.

General

We operate on a 52 or 53 week fiscal year ending on the last Sunday in December.
Our fiscal years are as follows:
                              Fiscal Year                       Number
   Fiscal Year                  Ending                         of Weeks
------------------      ---------------------              -----------------
      2002                December 29, 2002                        52
      2003                December 28, 2003                        52
      2004                December 26, 2004                        52
      2005                December 25, 2005                        52
      2006                December 31, 2006                        53

Our revenues are generated from three primary sources:

o   Company restaurant sales (food and beverage sales)
o   Franchise royalties and fees
o   Other franchise income

Beverage sales consist of sales of alcoholic beverages, while non-alcoholic beverages are included in food sales. Franchise royalties are generally 4% of each franchise restaurant's monthly gross sales. Franchise fees typically range from $30,000 to $35,000 for each restaurant opened. Other franchise income includes insurance premiums for the current year and premium audit adjustments for prior years from franchisee participation in our captive insurance program and revenue from information technology products and services provided to certain franchisees. In 2005, we will have fewer franchisee participants due to the termination of one of our captive programs which will result in a decrease in franchise premiums recognized in other franchise income of approximately
$9,500,000.

Certain expenses relate only to company operated restaurants. These include:

o   Food and beverage costs
o   Labor costs
o   Direct and occupancy costs
o   Pre-opening expenses

Cost of other franchise income includes the costs related to franchisee participation in our captive insurance program and costs related to information technology products and services provided to certain franchisees. In addition, cost of other franchise income in 2004 includes the franchisee portion of the riblet inventory impairment (see Note 6 to the consolidated financial statements). In 2005, we will have fewer franchisee participants due to the termination of one of our captive programs which will result in a decrease in franchise premiums expense in the cost of other franchise income of approximately $9,500,000.

Other expenses, such as general and administrative and amortization expenses, relate to both company operated restaurants and franchise operations.

Overview

Applebee's International, Inc. and our subsidiaries develop, franchise and operate casual dining restaurants under the name "Applebee's Neighborhood Grill
& Bar" which is the largest casual dining concept in the world with nearly 1,700 system-wide restaurants open as of December 26, 2004. The casual dining segment of the restaurant industry is highly competitive and there are many factors that affect our profitability. Our industry is susceptible to changes in economic conditions, trends in lifestyles, fluctuating costs, government regulation, availability of resources and consumer perceptions. When evaluating and assessing our business, we believe there are five key factors:

o    Development - the number of new company and franchise restaurants opened during the period. As the largest casual dining concept in the world,
     Applebee's has a unique opportunity to leverage our brand, system size and scale to optimize our future growth. Our expansion strategy has been to cluster restaurants in targeted markets, thereby increasing consumer awareness and convenience, and enabling us to take advantage of operational, distribution and advertising efficiencies. We currently expect that the Applebee's system will encompass at least 3,000 restaurants in the
     United States, as well as the potential for at least 1,000 restaurants internationally. In 2004, we opened 109 restaurants including 32 company and 77 franchise restaurants. We have opened at least 100 restaurants each year for the past 12 years. In 2005, we currently expect to open at least
     125 restaurants, comprised of 40 company and 85 franchise restaurants. In addition, we may re-open up to eight company restaurants in 2005 that were closed in 2004 by a former franchisee in Memphis, Tennessee, which are not included in our expectations above.
o    Comparable restaurant sales - a year-over-year comparison of sales for restaurants open at least 18 months. Our revenues are generated primarily from company restaurant sales, franchise royalties and fees and other franchise income. Increases in company and franchise comparable restaurant sales will result in increases in company restaurant sales and franchise fees and royalties. Company, franchise and system-wide comparable sales increased 3.8%, 5.2% and 4.8%, respectively, in 2004. We have had 26 consecutive quarters of positive system-wide comparable sales growth. We currently expect system-wide comparable restaurant sales to increase by at least 3% percent in 2005, with results expected to be lower during the first part of the year and accelerate throughout the year. Comparable restaurant sales increases are driven by increases in the average guest check and/or increases in guest traffic. Average guest check increases result from menu price increases and/or a change in menu mix. Although we may have increases in our average guest check from period to period, our main focus has been increasing guest traffic as we view this component to be more indicative of the health of the Applebee's brand. We are constantly seeking to increase guest traffic by improving our menu with semi-annual new menu rollouts and implementation of new programs such as Carside to
     Go(TM) and Weight Watchers(TM). Carside To Go(TM) is expected to be a driver of company, franchise and system-wide comparable sales growth in
     2005.
o    Company restaurant margin - company restaurant sales less food and beverage, labor, direct and occupancy restaurant costs and pre-opening expenses expressed as a percentage of company restaurant sales. Company restaurant margin was 15.6% in 2004 and we currently expect that our margin will be similar in 2005. Company restaurant margin is susceptible to fluctuations in commodity costs, labor costs and other operating costs such as utilities costs. We attempt to negotiate contracts for the majority of our food products in order to mitigate the impact of rising commodity costs. We currently expect commodity costs for beef, poultry and other proteins to increase by

     approximately 1.5% in 2005. Labor costs are impacted by many factors, including minimum wage rate and other employment laws.
o    General and administrative expenses - general and administrative expense expressed as a percentage of total operating revenues. General and administrative expense leverage is a key focus for us. We currently expect that revenues will grow faster than general and administrative expenses. In
     2005, general and administrative expenses as a percent of total revenues are currently expected to be in the high-8% range.
o    Return on equity - net earnings expressed as a percent of average stockholders' equity. We believe this is an important indicator as it allows us to evaluate our ability to create value for our shareholders. We have exceeded our stated goal of at least 20% return on equity for the past six years and are a leader in the casual dining industry in this category.

The above overview contains forward-looking statements. Please refer to
"Forward-Looking Statements" later in this section.

Critical Accounting Estimates

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
We believe that the following significant accounting policies involve a significant degree of judgment or complexity.

Inventory valuation: We state inventories at the lower of cost, using the first-in, first-out method, or market. Market is determined based upon our estimates of the net realizable value.

We purchase and maintain inventories of certain specialty products to assure sufficient supplies to the system. We review and make quality control inspections of our inventories to determine obsolescence on an ongoing basis.
These reviews require management to make certain estimates and judgments regarding projected usage which may change in the future and may require us to record an inventory impairment.

Property and equipment: We report property and equipment at historical cost less accumulated depreciation. Depreciation is provided on a straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the lease term, as defined in operating leases in
Note 2 to the consolidated financial statements, or the estimated useful life of the related asset. The useful lives of the assets are based upon management's expectations. We periodically review the assets for changes in circumstances which may impact their useful lives. If there are changes in circumstances that shorten an asset's useful life, we will recognize increased depreciation expense for that asset in future periods.

Impairment of long-lived assets: We periodically review restaurant property and equipment for impairment on a restaurant by restaurant basis using historical cash flows as well as current estimates of future cash flows and/or appraisals.
We review other long-lived assets annually and when events or circumstances indicate that the carrying value of the asset may not be recoverable. The recoverability is assessed in most instances by comparing the carrying value to its undiscounted cash flows. This assessment process requires the use of estimates and assumptions regarding future cash flows and estimated useful lives which are subject to a significant degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets.

Income taxes: We record valuation allowances against our deferred tax assets, when necessary, in accordance with Statement of Financial Accounting Standards
("SFAS") No. 109, "Accounting for Income Taxes." Realization of deferred tax assets is dependent on future taxable earnings and is therefore uncertain. We assess the likelihood that our deferred tax assets in each of the jurisdictions in which we operate will be recovered from future taxable income. Deferred tax assets are reduced by a valuation allowance to recognize the extent to which, more likely than not, the future tax benefits will not be realized.

We are periodically audited by foreign, state and local tax authorities for both income and sales and use taxes. We record accruals when we determine it is probable that we have an exposure in a matter relating to an audit. The accruals may change in the future due to new developments in each matter.

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

Captive Insurance Subsidiary

In 2002, we formed Neighborhood Insurance, Inc., a Vermont corporation and a wholly-owned captive insurance subsidiary to provide Applebee's International,
Inc. and qualified franchisees with workers' compensation and general liability insurance. Applebee's International, Inc. and covered franchisees make premium payments to the captive insurance company which pays administrative fees and insurance claims, subject to individual and aggregate maximum claim limits under the captive insurance company's reinsurance policies. Franchisee premium amounts billed by the captive insurance company are established based upon third-party actuarial estimates of settlement costs for incurred claims and administrative fees. The franchisee premiums are included in other franchise income ratably over the policy year. The related offsetting expenses are included in cost of other franchise income. Accordingly, we do not expect franchisee participation in the captive insurance program to have a material impact on our net earnings.
In 2005, we will have fewer franchisee participants in our captive insurance program as we have reduced the number of insurance products offered by the captive insurance company.

Our consolidated balance sheets include the following balances related to the captive insurance subsidiary:

     o    Franchise premium receivables of approximately $1,900,000 and $450,000 as of December 26, 2004 and December 28, 2003, respectively, included in receivables related to captive insurance subsidiary.
     o    Cash equivalent and other long-term investments restricted for the payment of claims of approximately $16,700,000 and $10,000,000 as of
          December 26, 2004 and December 28, 2003, respectively, included in restricted assets related to captive insurance subsidiary.
     o    Loss reserve and unearned premiums related to captive insurance subsidiary of approximately $19,600,000 and $11,000,000 as of December
          26, 2004 and December 28, 2003, respectively.

     o    Other miscellaneous items, net, of approximately $1,000,000 and
          $550,000 as of December 26, 2004 and December 28, 2003, respectively, included in several line items in the consolidated balance sheets.

Acquisitions

On April 26, 2004, we completed our acquisition of the operations and assets of
10 Applebee's restaurants located in Southern California for approximately
$13,800,000 in cash. Our financial statements reflect the results of operations for these restaurants subsequent to the date of acquisition. This transaction did not have a significant impact on our net earnings for 2004.

On March 24, 2003, we acquired the operations and assets of 11 Applebee's restaurants located in Illinois, Indiana, Kentucky and Missouri for $21,800,000
in cash and $1,400,000 in assumed debt from a franchisee. The total cash payment included $20,800,000 paid at closing, approximately $200,000 paid as a deposit in 2002 and approximately $800,000 paid in the second quarter of 2003.

On November 7, 2002, we acquired the operations and assets of 21 Applebee's restaurants located in the Washington, D.C. area from a franchisee. Under the terms of the purchase agreement and the agreement with the franchisee's secured lender, the total purchase price of the acquisition was $34,350,000. Our financial statements reflect the results of operations for these restaurants subsequent to the date of acquisition.

The following table is comprised of actual company restaurant sales for the three restaurant acquisitions above which are included in our consolidated financial statements for each period presented and pro forma company restaurant sales assuming the acquisitions occurred at the beginning of the preceding fiscal year for each acquisition (in thousands):

                                                             2004             2003            2002
                                                       --------------- --------------- ---------------
Actual company restaurant sales
    for acquired restaurants.........................    $  17,600       $    19,000     $     6,300
                                                       =============== =============== ===============

Pro forma company restaurant sales
    for acquired restaurants.........................    $  26,400       $    47,000     $    68,400
                                                       =============== =============== ===============

Disposition

On July 20, 2003, we completed the sale of eight company restaurants in the
Atlanta, Georgia market to an affiliate of an existing franchisee for
$8,000,000. In connection with the sale of these restaurants, we closed one restaurant in the Atlanta market in June 2003. This transaction did not have a significant impact on our net earnings for 2003. Actual company restaurant sales included in our consolidated financial statements for the nine restaurants were approximately $10,300,000 and $18,300,000 for 2003 and 2002, respectively.

Results of Operations

The following table contains information derived from our consolidated statements of earnings expressed as a percentage of total operating revenues, except where otherwise noted. Percentages may not add due to rounding.

                                                                           Fiscal Year Ended
                                                            ------------------------------------------------
                                                             December 26,    December 28,     December 29,
                                                                 2004            2003             2002
                                                            -------------- ----------------- ---------------
                                                                             (as restated)   (as restated)
  Revenues:
       Company restaurant sales.........................           87.9%           87.6%            87.4%
       Franchise royalties and fees.....................           10.9            11.1             12.3
       Other franchise income...........................            1.2             1.3              0.3
                                                            --------------- ---------------- ---------------
          Total operating revenues......................          100.0%          100.0%           100.0%
                                                            =============== ================ ===============
  Cost of sales (as a percentage of company restaurant sales):
       Food and beverage................................           26.5%           26.0%            26.6%
       Labor............................................           32.5            32.7             33.2
       Direct and occupancy.............................           25.1            25.1             25.2
       Pre-opening expense..............................            0.3             0.2              0.3
                                                            --------------- ---------------- ---------------
          Total cost of sales...........................           84.4%           84.0%            85.2%
                                                            =============== ================ ===============

  Cost of other franchise income (as a percentage of
  other franchise income)...............................          105.8%           96.6%            80.8%
  General and administrative expenses...................            9.4             9.6              9.9
  Amortization of intangible assets.....................            0.1              --               --
  Loss on disposition of restaurants and equipment......            0.2             0.1              0.1
                                                            ---------------- --------------- ---------------
  Operating earnings....................................           14.9            15.4             15.3
                                                            ---------------- --------------- ---------------
  Other income (expense):
       Investment income................................            0.1             0.2              0.2
       Interest expense.................................           (0.1)           (0.2)            (0.3)
       Impairment of Chevys note receivable.............             --            (0.9)              --
       Other income.....................................            0.3             0.4               --
                                                            ----------------- -------------- ---------------
          Total other income (expense)..................            0.3            (0.5)              --
                                                           ----------------- --------------  ---------------
  Earnings before income taxes..........................           15.2            14.9             15.2
  Income taxes..........................................            5.2             5.4              5.5
                                                            ----------------- -------------- ---------------
  Net earnings..........................................           10.0%            9.5%             9.7%
                                                            ================= ============== ===============

Fiscal Year Ended December 26, 2004 Compared With Fiscal Year Ended December 28, 2003

Company Restaurant Sales. Total company restaurant sales increased $109,640,000
(13%) from $867,158,000 in 2003 to $976,798,000 in 2004. Company restaurant openings and increases in weighted average weekly sales contributed approximately 8% and 3%, respectively, of the increase in total company restaurant sales in 2004. The acquisitions of 10 restaurants in Southern
California in April 2004 and 11 restaurants in Illinois, Indiana, Kentucky, and
Missouri in late March 2003 contributed approximately 3% of the increase in company restaurant sales. These increases were offset by 1% due to the sale of eight restaurants in the Atlanta, Georgia market in July 2003.

Comparable restaurant sales at company restaurants increased by 3.8% in 2004.
Weighted average weekly sales at company restaurants increased 3.4% from $45,000 in 2003 to $46,536 in 2004. These increases were due primarily to increases in guest traffic and in the average guest check resulting from menu price increases of approximately 1.7% in 2004. In addition, a portion of the increase resulted from the implementation of our Carside To Go(TM) initiative. Carside To Go(TM)
sales mix increased from 7.1% in 2003 to 9.3% in 2004.

Franchise Royalties and Fees.  Franchise royalties and fees increased $11,617,000
(11%) from $109,604,000 in 2003 to $121,221,000 in 2004 due primarily to the increased number of franchise restaurants operating during 2004 as compared to
2003 and increases in comparable franchise restaurant sales. Weighted average weekly sales and franchise comparable restaurant sales each increased by 5.2% in
2004.

Other Franchise Income. Other franchise income increased $468,000 (4%) from
$13,147,000 in 2003 to $13,615,000 in 2004 due primarily to revenues recognized for information technology products and services provided to certain franchisees.

Cost of Company Restaurant Sales. Food and beverage costs increased from 26.0%
in 2003 to 26.5% in 2004. This increase was due to higher commodity costs which impacted our cost of company restaurant sales by approximately 0.9% and higher food costs related to our menu promotions. This increase was partially offset by the impact of menu price increases, operational improvements resulting from our supply chain management initiatives and better food cost control.

Labor costs decreased from 32.7% in 2003 to 32.5% in 2004. In 2004, labor costs were unfavorably impacted by higher management and hourly labor wage rates, higher workers' compensation and group insurance costs and higher costs related to the addition of dedicated Carside To Go(TM) hourly labor at most of our restaurants beginning in the second half of 2003. These increases were offset by lower management incentive compensation and higher sales volumes which favorably impacted management costs.

Direct and occupancy costs were 25.1% in both 2003 and 2004. Direct and occupancy costs were favorably impacted by higher sales volumes at company restaurants which were offset by higher packaging costs as a result of increased
To Go(TM) sales volumes and higher credit card usage fees.

Cost of Other Franchise Income. Cost of other franchise income increased
$1,704,000 (13%) from $12,697,000 in 2003 to $14,401,000 in 2004 due primarily to the franchisee portion of the inventory impairment of approximately
$1,600,000 (see Note 6 to the consolidated financial statements).

General and Administrative Expenses. General and administrative expenses decreased from 9.6% in 2003 to 9.4% in 2004 as a result of the absorption of general and administrative expenses over a larger revenue base and lower incentive compensation. This decrease was partially offset by higher depreciation

expense related to our new information systems, higher compensation expense due to staffing levels and costs associated with compliance with Section 404 of the
Sarbanes-Oxley Act.

Other Income. Other income decreased $165,000 from $3,722,000 in 2003 to
$3,557,000 in 2004. Significant items causing fluctuations between 2004 and 2003 are as follows: In 2004, we recorded $1,600,000 in resolution of certain previously disclosed long-running international franchise disputes. In addition, we recorded $600,000 of income for final consideration related to the sale of 12 restaurants in Philadelphia in 1999. In 2003, we recognized $1,600,000 of income related to collection from a previous financing agreement. In addition, we recorded $1,200,000 of income for additional consideration related to the sale of 12 restaurants in Philadelphia in 1999.

Impairment of Chevys Note Receivable. In June 2003, Chevys announced the sale of the majority of its restaurants. Subsequent to the announcement, we received
Chevys' audited financial statements for the fiscal year ended December 31,
2002. During 2003, we fully impaired the principal and accrued interest of approximately $8,800,000. In October 2003, Chevys Inc. filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code. In December
2004, the U.S. Bankruptcy Court approved Chevys' reorganization plan.

Income Taxes. The effective income tax rate, as a percentage of earnings before income taxes, decreased from 36.0% in 2003 to 34.2% in 2004 due to a reduction in state and local income taxes.

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
In addition, a portion of the increase resulted from the implementation of our
To Go initiative and menu price increases of approximately 1.5% in 2003. In
November 2003, we completed the implementation of our Carside To Go(TM) program in all company restaurants where practicable. To Go sales mix increased from
5.0% of company restaurant sales in 2002 to 7.1% of company restaurant sales in
2003.

Franchise Royalties and Fees. Franchise royalties and fees increased $7,424,000
(7%) from $102,180,000 in 2002 to $109,604,000 in 2003 due primarily to the increased number of franchise restaurants operating during 2003 as compared to
2002 and increases in comparable restaurant sales. Weighted average weekly sales and franchise comparable restaurant sales increased 3.3% and 3.7%, respectively, in 2003.

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

Labor costs decreased from 33.2% in 2002 to 32.7% in 2003. This decrease was due to lower hourly costs due to higher sales volume at company restaurants and was partially offset by higher costs related to the addition of dedicated To Go hourly labor at most of our restaurants during the second half of 2003 and higher workers' compensation costs.

Direct and occupancy costs decreased slightly from 25.2% in 2002 to 25.1% in
2003. Direct and occupancy costs were favorably impacted by lower rent expense and depreciation expense, as a percentage of sales, and was partially offset by higher insurance costs and higher packaging costs relating to our To Go initiative.

Cost of Other Franchise Income. Cost of other franchise income increased from
$2,173,000 in 2002 to $12,697,000 in 2003 due primarily to an increase in costs of $10,260,000 related to the operation of our captive insurance company, which was formed in September 2002.

General and Administrative Expenses. General and administrative expenses decreased from 9.9% in 2002 to 9.6% in 2003 as a result of the absorption of general and administrative expenses over a larger revenue base. This decrease was partially offset by higher depreciation expense related to our new information systems and increased incentive compensation.

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

Other Income. Other income increased $3,424,000 from $298,000 in 2002 to
$3,722,000 in 2003. Significant items causing fluctuations between 2003 and 2002 are as follows: In 2003, we recognized $1,600,000 of income related to collection from a previous financing agreement. In addition, we recorded
$1,200,000 of income for additional consideration related to the sale of 12 restaurants in Philadelphia in 1999. In 2002, we recognized $500,000 of additional consideration related to the sale of 12 restaurants in Philadelphia in 1999.

Income Taxes. The effective income tax rate, as a percentage of earnings before income taxes, decreased from 36.2% in 2002 to 36.0% in 2003 due to a reduction in state and local income taxes.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operations. Our need for capital resources historically has resulted from the construction and acquisition of restaurants, the repurchase of our common shares and investment in information technology systems. In the past, we have obtained capital through public stock offerings, debt financing, and our ongoing operations. Cash flows from our ongoing operations include cash generated from company and franchise operations, credit from trade suppliers, real estate lease financing, and landlord contributions to leasehold improvements. We have also used our common stock as consideration in the acquisition of restaurants. In addition, we have assumed debt or issued new debt in connection with certain mergers and acquisitions. The following table presents a summary of our cash flows for the last three fiscal years (in thousands):

                                       28

                                                               2004              2003              2002
                                                          ----------------  ----------------  ----------------
                                                                             (as restated)    (as restated)
      Net cash provided by operating activities..........   $   190,605       $   175,889       $   132,633

      Net cash used by investing activities..............      (134,055)         (105,174)          (98,645)

      Net cash used by financing activities..............       (63,775)          (68,017)          (40,867)
                                                          ----------------  ----------------  ----------------
      Net increase (decrease) in cash
         and cash equivalents............................   $    (7,225)      $     2,698       $    (6,879)
                                                          ================  ================  ================

Capital expenditures were $64,874,000 in 2002 (excluding the acquisition of 21 franchise restaurants), $82,562,000 in 2003 (excluding the acquisition of 11 franchise restaurants), and $104,620,000 in 2004 (excluding the acquisition of ten franchise restaurants and lease acquisition costs). In 2005, we currently expect to open at least 40 company restaurants, and capital expenditures excluding franchise acquisitions are expected to be between $140,000,000 and
$150,000,000 including the potential costs to acquire and re-open up to eight company restaurants that were closed in 2004 by a former franchisee in Memphis,
Tennessee.

These expenditures will primarily be for the development of new restaurants, refurbishment and capital replacement for existing restaurants and the enhancement of information systems. Because we expect to continue to purchase a portion of our sites, the amount of actual capital expenditures will be dependent upon, among other things, the proportion of leased versus owned properties. In addition, if we open more restaurants than we currently anticipate or acquire additional restaurants, our capital requirements will increase accordingly.

On April 26, 2004, we completed our acquisition of the operations and assets of ten Applebee's restaurants located in Southern California for approximately
$13,800,000 in cash. Our financial statements reflect the results of operations for these restaurants subsequent to the date of acquisition. In addition, we acquired six restaurant leases for approximately $4,900,000 in cash and acquired the exclusive right to operate Applebee's restaurants in the Memphis, Tennessee market from a former franchisee for approximately $2,800,000 in cash in 2004.

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
in 2002 and approximately $800,000 paid in the second quarter of 2003. Our financial statements reflect the results of operations for these restaurants subsequent to the date of acquisition.

On November 7, 2002, we acquired the operations and assets of 21 Applebee's restaurants located in the Washington, D.C. area from a franchisee. Under the terms of the purchase agreement and the agreement with the franchisee's secured lender, the total purchase price of the acquisition was $34,350,000. Our financial statements reflect the results of operations for these restaurants subsequent to the date of acquisition.

In December 2004, we completed the refinancing of our $150,000,000 unsecured revolving credit facility. The new bank credit agreement provides for a
$150,000,000 five-year unsecured revolving credit facility, of which $40,000,000 may be used for the issuance of letters of credit. The facility is subject to various covenants and restrictions which, among other things, require the maintenance of stipulated fixed charge,

leverage and indebtedness to capitalization ratios, as defined. There is no limit on cash dividends provided that the declaration and payment of such dividend does not cause a default of any other covenant contained in the agreement. The facility is subject to standard other terms, conditions, covenants, and fees. As of December 26, 2004, we are in compliance with the covenants contained in our credit agreement. As of December 26, 2004, we had borrowings of $30,000,000, standby letters of credit of $12,000,000 outstanding and approximately $108,000,000 available under our revolving credit facility.
During 2005, we expect to fund operations, capital expansion, any repurchases of common stock, and the payment of dividends from operating cash flows and borrowings under our revolving credit facility.

Our Board of Directors authorized repurchases of our common stock of up to
$75,000,000 and $80,000,000 in 2002 and 2003, respectively. As of December 28,
2003, we had $99,800,000 remaining under our prior authorizations. During 2004, we repurchased 3,993,670 shares of our common stock at an average price of
$24.97 for an aggregate cost of $99,700,000. As of December 26, 2004, we had completed all of the 2002 and 2003 stock repurchase authorizations. In October
2004, our Board of Directors authorized additional repurchases of up to
$150,000,000 beginning in 2005 and approved a written plan for repurchases of our common stock in the open market in accordance with Rule 10b5-1 of the
Securities Exchange Act of 1934.

As of December 26, 2004, our liquid assets totaled $10,924,000. These assets consisted of cash and cash equivalents in the amount of $10,642,000 and short-term investments in the amount of $282,000. The working capital deficit increased slightly from $50,359,000 as of December 28, 2003 to $51,041,000 as of
December 26, 2004. This increase was due primarily to increases in the loss reserve and unearned premiums related to the captive insurance subsidiary and accounts payable and was partially offset by increases in inventories and receivables.

We believe that our liquid assets and cash generated from operations, combined with borrowings available under our credit facility, will provide sufficient funds for capital expenditures, repurchases of our common stock, the payment of dividends and other such operating activities for the foreseeable future.

The following table shows our debt amortization schedule, future capital lease commitments (including principal and interest payments), future operating lease commitments (see operating leases in Note 2 to the consolidated financial statements) and future purchase obligations as of December 26, 2004 (in thousands):

                                                                          Payments due by period
                                                   ----------------------------------------------------------------------
                    Certain                                       Less than 1       1-3           3-5      More than 5
            Contractual Obligations                   Total           year         Years         years        years
-------------------------------------------------  -------------  ------------- ------------- ------------ -------------
Long-term Debt (excluding capital
   lease obligations) (1).......................  $   31,546      $     125     $     206    $  30,090      $  1,125
Capital Lease Obligations.......................       9,375            767         1,749        1,730         5,129
Operating Leases................................     270,046         24,109        47,007       44,396       154,534
Purchase Obligations - Company(2)...............     205,519        142,576        47,659       11,335         3,949
Purchase Obligations - Franchise(3).............     443,455        286,437       123,831       21,572        11,615

(1) The amounts for long-term debt are primarily borrowings under our revolving credit facility and exclude interest payments which are variable in nature.

(2) The amounts for company purchase obligations include commitments for food items, energy, supplies, severance and employment agreements, and other miscellaneous commitments.

(3) The amounts for franchise purchase obligations include commitments for food items and supplies made by Applebee's International, Inc. for our franchisees.
Applebee's International, Inc. contracts with certain suppliers to ensure competitive pricing. These amounts will only be payable by Applebee's
International, Inc. if our franchisees do not meet certain minimum contractual requirements.

Other Contractual Obligations

We have outstanding lease guarantees of approximately $37,500,000 as of December
26, 2004 (see Note 17 to the consolidated financial statements). We have not recorded a liability for these guarantees as of December 26, 2004 or December
28, 2003.

We have severance and employment agreements with certain officers providing for severance payments to be made in the event the associate resigns or is terminated related to a change in control. The agreements define the circumstances which will constitute a change in control. If the severance payments had been due as of December 26, 2004, we would have been required to make payments totaling approximately $12,700,000. In addition, we have severance and employment agreements with certain officers which contain severance provisions not related to a change in control. Those provisions would have required aggregate payments of approximately $6,600,000 if such officers had been terminated as of December 26, 2004.

In November 2003, we arranged for a third-party financing company to provide up to $75,000,000 to qualified franchisees for short-term loans to fund remodel investments, subject to our approval. Under the terms of this financing program, we will provide a limited guarantee pool for the loans advanced during the three-year period ending December 2006. As of December 26, 2004, there were loans outstanding to two franchisees for approximately $900,000 under this program.

In May 2004, we arranged for a third-party financing company to provide up to
$250,000,000 to qualified franchisees for loans to fund development of new restaurants through October 2007, subject to our approval. We will provide a limited guarantee of certain loans advanced under this program. As of December
26, 2004, there were loans outstanding to two franchisees for approximately
$13,600,000 under this program. The fair value of our guarantees under these two financing programs was less than $100,000 and is recorded in non-current liabilities in our consolidated balance sheet as of December 26, 2004.

New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB
Interpretation No. ("FIN") 46R, "Consolidation of Variable Interest Entities and
Interpretation of ARB No. 51." This interpretation, which replaces FIN 46,
"Consolidation of Variable Interest Entities," clarifies the application of
Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to
certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. This interpretation is required in financial statements for periods ending after March 15, 2004 for those companies that have yet to adopt the provisions of FIN 46. We adopted FIN 46R in January 2004 and the initial adoption did not have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-based
Payment," which replaces SFAS No. 123, "Accounting for Stock-Based
Compensation," and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123 (revised 2004) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the fair value on the grant date of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service for that award. This new Standard will be effective for us beginning in our third quarter of 2005. We are in the process of evaluating the impact of this Standard on our financial statements.

In October 2004, the FASB ratified the consensus reached by the Emerging Issues
Task Force ("EITF") on Issue 04-1 "Accounting for Preexisting Relationships
between the Parties to a Business Combination" ("EITF 04-1"). EITF 04-1 requires that a business combination between two parties that have a pre-existing relationship be evaluated to determine if a settlement of a pre-existing relationship exists. EITF 04-1 also requires that certain reacquired rights
(including the rights to the acquirer's trade name under a franchise agreement)
be recognized as intangible assets apart from goodwill. However, if a contract giving rise to the reacquired rights includes terms that are favorable or unfavorable when compared to pricing for current market transactions for the same or similar items, EITF 04-1 requires that a settlement gain or loss should be measured as the lesser of the amount by which the contract is favorable or unfavorable to market terms from the perspective of the acquirer or the stated
settlement provisions of the contract available to the counterparty to which the contract is unfavorable. We adopted the provisions of EITF 04-1 in the fourth quarter of 2004 and the initial adoption did not have a material impact on our consolidated financial statements.

Forward-Looking Statements

The statements contained in the "Management's Discussion and Analysis of
Financial Condition and Results of Operations" section regarding restaurant development, comparable sales, restaurant margin, general and administrative expenses, capital expenditures, return on equity and financial commitments are forward-looking and based on current expectations. There are several risks and uncertainties that could cause actual results to differ materially from those described. These risks include but are not limited to our ability and the ability of our franchisees to open and operate additional restaurants profitably, the ability of our franchisees to obtain financing, the continued
growth of our franchisees, our ability to attract and retain qualified franchisees, the impact of intense competition in the casual dining segment of the restaurant industry, and our ability to control restaurant operating costs which are impacted by market changes, minimum wage and other employment laws, food costs and inflation. For a more detailed discussion of the principal factors that could cause actual results to be materially different, you should read our current report on Form 8-K which we filed with the Securities and
Exchange Commission on February 9, 2005. We disclaim any obligation to update forward-looking statements.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from fluctuations in interest rates and changes in commodity prices. Our revolving credit facility bears interest either at the bank's prime rate or LIBOR plus 0.5%, at our option. As of December 26, 2004, the total amount of debt subject to interest rate fluctuations was $30,000,000.
A 1% change in interest rates would result in an increase or decrease in interest expense of $300,000 per year. We may from time to time enter into interest rate swap agreements to manage the impact of interest rate changes on our earnings. Many of the products we purchase are subject to price volatility due to factors that are outside of our control which may impact supply and demand such as weather and seasonality. As part of our strategy to moderate this volatility, we have entered into fixed price purchase commitments.

Item 8.       Financial Statements and Supplementary Data

See the Index to Consolidated Financial Statements on Page F-1.

Item 9.       Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure

Not applicable.

Item 9A.      Controls and Procedures

As of December 26, 2004, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of the Chief Executive Officer ("CEO") and Chief
Financial Officer ("CFO"). Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective.

During our most recent fiscal quarter, there have been no changes in our internal control over financial reporting that occurred that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

The management of Applebee's International, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, pursuant to
Exchange Act Rules 13a-15(f). Our internal control system was designed to provide reasonable assurance to the company's management and board of directors regarding the preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and fair presentation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Under the supervision and with the participation of our management, including our CEO and CFO, we assessed the effectiveness of the company's internal control over financial reporting as of December 26, 2004. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the
Treadway Commission in Internal Control--Integrated Framework. Based upon our assessment, we conclude that, as of December 26, 2004, the company's internal control over financial reporting is effective, in all material respects, based upon those criteria.

Our independent registered public accounting firm, Deloitte & Touche LLP, issued an attestation report dated March 29, 2005 on our assessment and on the effectiveness of the company's internal control over financial reporting, which is included herein.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Applebee's International, Inc. and Subsidiaries
Overland Park, Kansas

We have audited management's assessment, included in the accompanying
Management's Report on Internal Control Over Financial Reporting, that
Applebee's International, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 26, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The
Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 26, 2004, is fairly stated, in all material respects, based on the criteria established in Internal
Control--Integrated Framework issued by the Committee of Sponsoring
Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all
                                       34

material respects, effective internal control over financial reporting as of
December 26, 2004, based on the criteria established in Internal
Control--Integrated Framework issued by the Committee of Sponsoring
Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company
Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 26, 2004 of the Company and our report dated March 29, 2005 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP
Kansas City, Missouri
March 29, 2005

Item 9B.      Other Information

Not applicable.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant

If you would like information about our executive officers, you should read the section entitled "Executive and Other Senior Officers of the Registrant" in Part
I of this report. You should read the information under the caption "Information
About the Board of Directors and Executive and Other Senior Officers" for
information on our Board of Directors and audit committee of the Board of
Directors and the caption "Section 16(a) Beneficial Ownership Reporting
Compliance" for information regarding our Section 16(a) ownership compliance located in the Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 12, 2005. We incorporate that information in this document by reference.

Our Board of Directors has adopted a Code of Conduct for all associates and directors. A copy of this document is available on our website at
www.applebees.com, free of charge under the Investors section. We will satisfy any disclosure requirements under Item 5.05 on Form 8-K regarding an amendment to, or waiver from, any provision of the Code with respect to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions by disclosing the nature of such amendment or waiver on our website or in a report on Form 8-K.

Our Board of Directors has determined that Mr. Eric L. Hansen, a member of the audit committee and an independent director, is an audit committee financial expert, as defined under 401(h) of Regulation S-K.

Item 11.      Executive Compensation

If you would like information about our executive compensation, you should read the information under the caption "Executive Compensation" and "Information
About the Board of Directors and Executive and Other Senior Officers" in the
Proxy Statement for the Annual Meeting of Stockholders to be held on or about
May 12, 2005. We incorporate that information in this document by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and
              Related Stockholder Matters

If you would like information about the stock owned by our management and certain large stockholders and information about our equity compensation plans, you should read the information under the caption "Stock Ownership of Officers,
Directors and Major Stockholders" and "Equity Compensation Plan Information" in
the Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 12, 2005. We incorporate that information in this document by reference.

Item 13.      Certain Relationships and Related Transactions

If you would like information about certain transactions which we have completed or certain relationships which we have entered into, you should read the information under the caption "Certain Transactions" in the Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 12, 2005. We incorporate that information in this document by reference.

Item 14.      Principal Accounting Fees and Services

If you would like information about fees paid to our auditors, you should read the information under the caption "Fees and Services of Deloitte & Touche LLP"
in the Proxy Statement for the Annual Meeting of

Stockholders to be held on or about May 12, 2005. We incorporate that information in this document by reference.

                                     PART IV

Item 15.      Exhibits and Financial Statement Schedules

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

Date:      March 30, 2005             By:   /s/   Lloyd L. Hill
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

By:      /s/   Lloyd L. Hill                               Date:     March 30, 2005
         ----------------------------------------------              --------------
         Lloyd L. Hill
         Director, Chairman of the Board and Chief
         Executive Officer
         (principal executive officer)

By:      /s/   Steven K. Lumpkin                           Date:     March 30, 2005
         ----------------------------------------------              --------------
         Steven K. Lumpkin
         Director, Executive Vice President, Chief
         Financial Officer and Treasurer
         (principal financial officer)

By:      /s/   Beverly O. Elving                           Date:     March 30, 2005
         ----------------------------------------------              --------------
         Beverly O. Elving
         Vice President and Controller
         (principal accounting officer)

By:      /s/   Erline Belton                                Date:     March 30, 2005
         ---------------------------------------------------          --------------
         Erline Belton
         Director

By:      /s/   Douglas R. Conant                            Date:     March 30, 2005
         ---------------------------------------------------          --------------
         Douglas R. Conant
         Director

By:      /s/   D. Patrick Curran                            Date:     March 30, 2005
         ---------------------------------------------------          --------------
         D. Patrick Curran
         Director

By:      /s/   Eric L. Hansen                               Date:     March 30, 2005
         ---------------------------------------------------          --------------
         Eric L. Hansen
         Director

By:      /s/   Mark S. Hansen                               Date:     March 30, 2005
         ---------------------------------------------------          --------------
         Mark S. Hansen
         Director

By:      /s/   Jack P. Helms                                Date:     March 30, 2005
         ---------------------------------------------------          --------------
         Jack P. Helms
         Director

By:      /s/   Burton M. Sack                               Date:     March 30, 2005
         ---------------------------------------------------          --------------
         Burton M. Sack
         Director

By:      /s/   Michael A. Volkema                           Date:     March 30, 2005
         ---------------------------------------------------          --------------
         Michael A. Volkema
         Director

                  APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                Page
                                                                                                ----

   Report of Independent Registered Public Accounting Firm.....................................  F-2

   Consolidated Balance Sheets as of December 26, 2004 and
       December 28, 2003 (as restated).........................................................  F-3

   Consolidated Statements of Earnings for the Fiscal Years Ended December 26, 2004,
       December 28, 2003 (as restated) and December 29, 2002 (as restated).....................  F-4

   Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended
       December 26, 2004, December 28, 2003 (as restated) and December 29, 2002 (as restated)..  F-5

   Consolidated Statements of Cash Flows for the Fiscal Years Ended December 26, 2004,
       December 28, 2003 (as restated) and December 29, 2002 (as restated).....................  F-6

   Notes to Consolidated Financial Statements..................................................  F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Applebee's International, Inc. and Subsidiaries
Overland Park, Kansas

We have audited the accompanying consolidated balance sheets of Applebee's
International, Inc. and subsidiaries (the "Company") as of December 26, 2004 and
December 28, 2003, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three fiscal years in the period ended December 26, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 26, 2004 and December 28, 2003, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 26, 2004, in conformity with accounting principles generally accepted in the United States of
America.

We have also audited, in accordance with the standards of the Public Company
Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 26, 2004, based on the criteria established in Internal Control--Integrated Framework issued by the
Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 29, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

DELOITTE & TOUCHE, LLP
Kansas City, Missouri
March 29, 2005

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                       December 26,       December 28,
                                                                                           2004              2003
                                                                                      --------------     -------------
                                                                                                         (as restated)
                                                       ASSETS                                                                                                                                                                                                                                                                                       ASSETS
Current assets:
     Cash and cash equivalents...................................................      $  10,642          $  17,867
     Short-term investments, at market value.....................................            282                 27
     Receivables, net of allowance...............................................         39,152             31,721
     Receivables related to captive insurance subsidiary.........................          2,566                450
     Inventories.................................................................         35,936             20,799
     Prepaid income taxes........................................................             --              5,800
     Prepaid and other current assets............................................         12,079             11,862
                                                                                      --------------     -------------
        Total current assets.....................................................        100,657             88,526
Property and equipment, net......................................................        486,548            426,709
Goodwill.........................................................................        116,344            105,326
Restricted assets related to captive insurance subsidiary........................         17,386             10,763
Other intangible assets, net.....................................................          8,524              1,137
Other assets, net................................................................         24,972             18,617
                                                                                      --------------     -------------
                                                                                       $ 754,431          $ 651,078
                                                                                      ==============     =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt...........................................      $     222          $     192
     Accounts payable............................................................         42,830             37,633
     Accrued expenses and other current liabilities..............................         89,064             91,940
     Loss reserve and unearned premiums related to captive insurance subsidiary..         12,137              5,257
     Accrued dividends...........................................................          4,867              3,863
     Accrued income taxes........................................................          2,578                 --
                                                                                      --------------     -------------
        Total current liabilities................................................        151,698            138,885
                                                                                      --------------     -------------
Non-current liabilities:
     Long-term debt - less current portion.......................................         35,472             20,670
     Deferred income taxes.......................................................         28,995              4,193
     Other non-current liabilities...............................................         41,539             34,187
                                                                                      --------------     -------------
        Total non-current liabilities............................................        106,006             59,050
                                                                                      --------------     -------------
        Total liabilities........................................................        257,704            197,935
                                                                                      --------------     -------------
Commitments and contingencies (Notes 11, 12 and 17)
     Stockholders' equity:
     Preferred stock - par value $0.01 per share: authorized - 1,000,000 shares;
        no shares issued.........................................................            --                  --
     Common stock - par value $0.01 per share:  authorized - 125,000,000 shares;
        issued - 108,503,243 shares..............................................          1,085              1,085
     Additional paid-in capital..................................................        220,897            201,951
     Unearned compensation.......................................................         (1,924)            (1,377)
     Retained earnings...........................................................        623,315            517,365
                                                                                      --------------     -------------
                                                                                         843,373            719,024
     Treasury stock - 27,375,044 shares in 2004 and 25,715,767 shares in 2003,
        at cost..................................................................       (346,646)          (265,881)
                                                                                      --------------     -------------
        Total stockholders' equity...............................................        496,727            453,143
                                                                                      --------------     -------------
                                                                                       $ 754,431          $ 651,078
                                                                                      ==============     =============

                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (in thousands, except per share amounts)

                                                                                  Fiscal Year Ended
                                                                  --------------------------------------------------
                                                                   December 26,       December 28,      December 29,
                                                                       2004              2003              2002
                                                                  --------------     -------------     -------------
                                                                                     (as restated)     (as restated)
Revenues:
     Company restaurant sales................................     $  976,798          $ 867,158         $ 724,616
     Franchise royalties and fees............................        121,221            109,604           102,180
     Other franchise income..................................         13,615             13,147             2,688
                                                                  --------------     -------------     -------------
        Total operating revenues.............................      1,111,634            989,909           829,484
                                                                  --------------     -------------     -------------
Cost of company restaurant sales:
     Food and beverage.......................................        259,134            225,346           192,424
     Labor...................................................        317,659            283,762           240,258
     Direct and occupancy....................................        244,707            217,393           182,376
     Pre-opening expense.....................................          3,025              2,020             2,044
                                                                  --------------     -------------     -------------
        Total cost of company restaurant sales...............        824,525            728,521           617,102
                                                                  --------------     -------------     -------------
Cost of other franchise income...............................         14,401             12,697             2,173
General and administrative expenses..........................        104,810             94,951            82,100
Amortization of intangible assets............................            663                364               381
Loss on disposition of restaurants and equipment.............          1,955                699             1,138
                                                                  --------------     -------------     -------------
Operating earnings...........................................        165,280            152,677           126,590
                                                                  --------------     -------------     -------------
Other income (expense):
     Investment income.......................................          1,284              1,554             1,498
     Interest expense........................................         (1,626)            (1,733)           (2,168)
     Impairment of Chevys note receivable (Note 5)...........             --             (8,803)               --
     Other income............................................          3,557              3,722               298
                                                                  --------------     -------------     -------------
        Total other income (expense).........................          3,215             (5,260)             (372)
                                                                  --------------     -------------     -------------
Earnings before income taxes.................................        168,495            147,417           126,218
Income taxes.................................................         57,630             53,068            45,691
                                                                  --------------     -------------     -------------
Net earnings.................................................     $  110,865          $  94,349         $  80,527
                                                                  ==============     =============     =============

Basic net earnings per common share..........................     $     1.36          $    1.14         $    0.97
                                                                  ==============     =============     =============
Diluted net earnings per common share........................     $     1.33          $    1.10         $    0.94
                                                                  ==============     =============     =============

Basic weighted average shares outstanding....................         81,528             82,944            83,407
                                                                  ==============     =============     =============
Diluted weighted average shares outstanding..................         83,600             85,409            85,382
                                                                  ==============     =============     =============

                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (in thousands, except per share amounts)

                                                                                             Accumulated
                                                 Common Stock       Additional                  Other                                   Total
                                             ----------------------   Paid-In     Retained   Comprehensive   Unearned     Treasury   Stockholders'
                                               Shares     Amount      Capital     Earnings     Income      Compensation    Stock        Equity
                                             ---------- ----------- ----------- ----------- ------------- ------------- ------------ -------------

Balance, December 30, 2001
   (as previously reported)..................    108,503 $   1,085  $  181,303  $  354,588    $        14 $     (501)    $(211,306)   $ 325,183

Cumulative effect on prior years of
  restatement (see Note 22)..................       --       --           --       (4,880)           --           --        --           (4,880)
                                             ------------ -------- ----------- ----------- -------------- ------------ ------------- ----------
Balance, December 30, 2001 (as restated).....    108,503     1,085     181,303     349,708             14       (501)     (211,306)     320,303

Comprehensive income:
   Net earnings (as restated)...............        --       --           --        80,527           --           --        --           80,527
   Change in unrealized gain on short-term
     investments, net of income taxes.......        --       --           --          --                2         --        --                2
                                             ------------- -------- ----------- ----------- -------------- ------------ ------------ ----------
Total comprehensive income..................        --       --           --        80,527              2         --        --           80,529
                                             ------------- -------- ----------- ----------- -------------- ------------ ------------ ----------
   Purchases of treasury stock..............        --       --           --          --             --           --       (26,113)     (26,113)
   Dividends declared on common stock, $0.04
     per share..............................        --       --           --        (3,323)          --           --        --           (3,323)
   Stock options exercised and related tax          --       --         2,796          --            --           --         4,495        7,291
     benefit..................................
   Shares issued under employee benefit plans.      --       --         2,741          --            --           --         2,129        4,870
   Restricted shares awarded under equity
     incentive plans.........................       --       --           765          --            --         (757)          493          501
   Amortization of unearned compensation
     relating to restricted shares...........       --       --           --           --            --           659       --              659
   Net repayments of notes receivable from
     officers for stock sales................       --       --           517          --            --           --        --              517
   Dividends paid for fractional shares......       --       --           --           (33)          --           --        --              (33)
                                             ------------- -------- ----------- ----------- -------------- ------------ ------------ ----------

Balance, December 29, 2002 (as restated).....    108,503   1,085      188,122       426,879            16       (599)     (230,302)     385,201

Comprehensive income:
   Net earnings (as restated)................       --       --           --         94,349          --           --        --           94,349
   Change in unrealized gain on short-term
     investments, net of income taxes........       --       --           --           --            (16)         --        --              (16)
                                             ------------- -------- ----------- ----------- -------------- ------------ ------------ ----------
Total comprehensive income...................       --       --           --         94,349          (16)         --        --           94,333
                                             ------------- -------- ----------- ----------- -------------- ------------ ------------ ----------
   Purchases of treasury stock...............       --       --           --           --            --           --       (49,757)     (49,757)
   Dividends declared on common stock, $0.05
      per share..............................       --       --           --        (3,863)          --           --        --           (3,863)
   Stock options exercised and related tax
      benefit................................       --       --         9,884          --            --           --        11,898       21,782
   Shares issued under employee benefit plans.      --       --         2,554          --            --           --         1,732        4,286
   Restricted shares awarded under equity
      incentive plan, net of cancellations....      --       --         1,292          --            --        (1,789)         548           51
   Amortization of unearned compensation
      relating to restricted shares...........      --       --            --          --            --         1,011       --            1,011
   Net repayments of notes receivable from
      officers for stock sales................      --       --            99          --            --           --        --               99
                                             ------------- -------- ----------- ----------- -------------- ------------ ------------ ----------
Balance, December 28, 2003 (as restated).....    108,503   1,085      201,951      517,365           --        (1,377)    (265,881)     453,143

   Net earnings..............................       --       --           --       110,865           --           --        --          110,865
   Purchases of treasury stock...............       --       --           --           --            --           --       (99,723)     (99,723)
   Dividends declared on common stock, $0.06
      per share...............................      --       --           --       (4,867)           --           --        --          (4,867)
   Stock options exercised and related tax
      benefit.................................      --       --        13,756          --            --           --        16,200       29,956
   Shares issued under employee benefit plans.      --       --         3,747          --            --           --         2,232        5,979
   Restricted shares awarded under equity
      incentive plans, net of cancellations...      --       --         1,443          --            --        (1,969)         526          --
   Amortization of unearned compensation
      relating to restricted shares...........      --       --           --           --            --         1,422        --           1,422
   Dividends paid for fractional shares.......      --       --           --          (48)           --           --         --             (48)
                                             ------------- -------- ----------- ----------- -------------- ------------ ------------ ----------
Balance, December 26, 2004....................   108,503   $1,085   $ 220,897   $  623,315    $      --      $ (1,924)   $(346,646)   $ 496,727
                                             ============= ======== =========== =========== ============== ============ ============ ==========

                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                    Fiscal Year Ended
                                                                       ---------------------------------------------
                                                                       December 26,    December 28,    December 29,
                                                                           2004            2003            2002
                                                                       --------------  --------------  -------------
                                                                                       (as restated)   (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings..................................................     $ 110,865       $  94,349       $  80,527
     Adjustments to reconcile net earnings to net cash
        provided by operating activities:
        Depreciation and amortization..............................        46,051          41,082          35,454
        Amortization of intangible assets..........................           663             364             381
        Amortization of unearned compensation......................         1,422           1,011             659
        Other amortization.........................................           309             195             195
        Inventory impairment.......................................         2,000             --               --
        Deferred income tax provision..............................        25,313           2,436           1,869
        Gain on sale of investments................................            --             (24)             --
        Loss on disposition of restaurants and equipment...........         1,955             699           1,138
        Impairment of Chevys note receivable.......................            --           8,803              --
        Income tax benefit from exercise of stock options..........        10,459           7,606           1,905
     Changes in assets and liabilities (exclusive of effects of acquisitions or dispositions):
        Receivables................................................        (7,218)         (5,733)         (1,355)
        Receivables related to captive insurance subsidiary........        (2,116)          1,353          (1,803)
        Inventories................................................       (16,925)         (9,139)         (1,067)
        Income taxes...............................................         8,378            (798)         (5,981)
        Prepaid and other current assets...........................          (665)          1,063             653
        Accounts payable...........................................         5,197          10,233           5,283
        Accrued expenses and other current liabilities.............        (3,542)         14,057          11,901
        Loss reserve and unearned premiums related to captive
          insurance subsidiary.....................................         6,880           3,454           1,803
        Other non-current liabilities..............................         2,702           4,965            (217)
        Other......................................................        (1,123)            (87)          1,288
                                                                       --------------  --------------  --------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES..................       190,605         175,889         132,633
                                                                       --------------  --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment...........................      (104,620)        (82,562)        (64,874)
     Restricted assets related to captive insurance subsidiary.....        (6,623)        (10,763)             --
     Acquisition of restaurants....................................       (13,817)        (21,557)        (34,250)
     Lease acquisition costs.......................................        (4,875)             --              --
     Acquisition of other intangible asset.........................        (2,809)             --              --
     Proceeds from sale of restaurants and equipment...............            66           9,228             279
     Purchases of short-term investments...........................            --              --            (150)
     Maturities and sales of short-term investments................          (253)            480             350
     Other investing activities....................................        (1,124)             --              --
                                                                       --------------  --------------  --------------
        NET CASH USED BY INVESTING ACTIVITIES......................      (134,055)       (105,174)        (98,645)
                                                                       --------------  --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchases of treasury stock...................................       (99,723)        (49,757)        (26,113)
     Dividends paid................................................        (3,911)         (3,323)         (3,010)
     Issuance of common stock upon exercise of stock options.......        19,497          14,176           5,386
     Shares issued under employee benefit plans....................         5,979           4,286           4,870
     Net long-term debt proceeds (payments)........................        14,832         (33,399)        (22,000)
     Deferred financing costs relating to issuance of long-term debt         (449)             --              --
                                                                       --------------  --------------  --------------
        NET CASH USED BY FINANCING ACTIVITIES......................       (63,775)        (68,017)        (40,867)
                                                                       --------------  --------------  --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...............        (7,225)          2,698          (6,879)
CASH AND CASH EQUIVALENTS, beginning of period.....................        17,867          15,169          22,048
                                                                       --------------  --------------  --------------
CASH AND CASH EQUIVALENTS, end of period...........................     $  10,642       $  17,867       $  15,169
                                                                       ==============  ==============  ==============

                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                 (in thousands)

                                                                               Fiscal Year Ended
                                                             ------------------------------------------------------
                                                               December 26,      December 28,       December 29,
                                                                   2004              2003               2002
                                                             ----------------- -----------------  -----------------
                                                                                (as restated)      (as restated)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
     Cash paid during the year for:
       Income taxes....................................         $     12,428      $     45,557       $     44,983
                                                             ================= =================  =================
       Interest........................................         $      1,056      $      1,079       $      1,532
                                                             ================= =================  =================

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

We issued restricted common stock, net of forfeitures, of $1,945,000 in 2004,
$1,842,000 in 2003 and $1,258,000 in 2002.

In 2002, we entered into a rabbi trust agreement to protect the assets of the nonqualified deferred compensation plan for certain of our associates. The plan investments are included in other assets and the offsetting obligation is included in other non-current liabilities in our consolidated balance sheets. We had non-cash increases in these balances of $3,881,000, $3,448,000 and
$2,425,000 in 2004, 2003 and 2002, respectively.

We made matching contributions in shares of our common stock to a profit sharing plan and trust established in accordance with Section 401(k) of the Internal
Revenue Code. Our contributions under this plan were $1,308,000 in 2004,
$1,044,000 in 2003 and $1,092,000 in 2002.

On March 24, 2003, we assumed a loan of approximately $1,400,000 in connection with the acquisition of 11 restaurants.

                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization

Applebee's International, Inc. and our subsidiaries develop, franchise and operate casual dining restaurants under the name "Applebee's Neighborhood Grill
& Bar." As of December 26, 2004, there were 1,671 Applebee's restaurants.
Franchisees operated 1,247 of these restaurants and 424 restaurants were company operated. These restaurants were located in 49 states and 12 countries outside of the United States.

On September 20, 2002, we formed Neighborhood Insurance, Inc., a regulated
Vermont corporation and a wholly-owned subsidiary, as a captive insurance company. Neighborhood Insurance, Inc. was established to provide Applebee's
International, Inc. and qualified franchisees with workers' compensation and general liability insurance (see Note 13).

2.    Summary of Significant Accounting Policies

Principles of consolidation: The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. We have eliminated all intercompany profits, transactions and balances.

Fiscal year: Our fiscal year ends on the last Sunday of the calendar year. The fiscal years ended December 26, 2004, December 28, 2003 and December 29, 2002
each contained 52 weeks. These fiscal years will be referred hereafter as 2004,
2003 and 2002, respectively.

Financial instruments: Our financial instruments as of December 26, 2004 and
December 28, 2003 consist of cash equivalents, short-term investments, accounts receivable and long-term debt, excluding capitalized lease obligations. The carrying amount of cash equivalents and accounts receivable (including receivables related to the captive insurance subsidiary) approximates fair value because of the short maturity of those instruments. We based the carrying amount of short-term investments on quoted market prices. We based the fair value of our long-term debt, excluding capitalized lease obligations, on quotations made on similar issues. The fair value of these financial instruments approximates the carrying amounts reported in the consolidated balance sheets.

Investments: We have certificates of deposit that are included in short-term investments and auction rate securities that are included in restricted assets related to captive insurance subsidiary in our consolidated balance sheets. We determine gains and losses from sales using the specific identification method.
As of December 26, 2004, we have classified all investments as available-for-sale.

Inventories: We state inventories at the lower of cost, using the first-in, first-out method, or market. We record inventory reserves for obsolescence and shrinkage based upon inventory turnover trends, historical experience and the specific identification method.

Property and equipment: We report property and equipment at historical cost less accumulated depreciation. Depreciation is provided on a straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the lease term, as defined in operating leases below, or the estimated useful life of the related asset. The general ranges of original depreciable lives are as follows:

o        Buildings                          20 years
o        Leasehold improvements             15-20 years
o        Furniture and equipment            2-7 years

We record capitalized interest in connection with the development of new restaurants and amortize it over the estimated useful life of the related asset.
We capitalized $189,000 in interest costs during 2004, $264,000 during 2003 and
$300,000 during 2002.

Software costs: In accordance with American Institute of Certified Public
Accountants' Statement of Position 98-1, "Accounting for the Costs of Computer
Software Developed or Obtained for Internal Use," costs incurred in connection with the development of internal-use software are capitalized and amortized over the expected useful life of the asset.

Goodwill: Goodwill represents the excess of cost over fair market value of net assets we have acquired. Beginning in 2002, we ceased amortization of our goodwill in accordance with Statement of Financial Accounting Standards ("SFAS")
No. 142, "Goodwill and Other Intangible Assets" (see Note 9).

Impairment of long-lived assets: We review restaurant property and equipment for impairment on a restaurant by restaurant basis using historical cash flows as well as current estimates of future cash flows and/or appraisals.

We review other long-lived assets annually and when events or circumstances indicate that the carrying value of the asset may not be recoverable. The recoverability is assessed in most instances by comparing the carrying value to its undiscounted cash flows.

Other intangible assets: Other intangible assets consist of franchise interest and rights, lease acquisition costs and other intangible assets related to the acquisition of a former franchise territory (see below). Franchise interest and rights represent allocations of the purchase price of our 1988 acquisition of the Applebee's concept to the restaurants we acquired and the franchise agreements that we assumed based on an independent valuation. We amortize the allocated costs over the estimated life of the restaurants or the franchise agreements on a straight-line basis ranging from 7 to 20 years.

Lease acquisition costs represent amounts paid to acquire six restaurant leases which will be converted to Applebee's restaurants. These lease acquisition costs are being amortized over the remaining lease agreements.

In 2004, we acquired the exclusive right to operate Applebee's restaurants in the Memphis, Tennessee market from a former franchisee. This intangible asset has an indefinite life and accordingly, will not be amortized but tested for impairment at least annually. In connection with this acquisition, we entered into a 4-year noncompete agreement with the former franchise principals. This noncompete agreement is being amortized over the life of the agreement.

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

The estimated liability for general liability, workers' compensation and health insurance is established based upon historical claims data and third-party actuarial estimates of settlement costs for incurred claims. We recognized expense of $25,116,000 in 2004, $20,136,000 in 2003 and $15,069,000 in 2002
related to these types of insurance in our consolidated financial statements.
Unanticipated changes in these factors may require us to revise our estimates.

We have various long-term associate incentive compensation plans which require us to make estimates to determine our liability based upon projected performance of plan criteria. If actual performance against the criteria differs from our estimates in the future, we will be required to adjust our liability accordingly.

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
Franchise fees, included in franchise royalties and fees in the consolidated statements of earnings, totaled $3,096,000 for 2004, $2,769,000 for 2003 and
$2,692,000 for 2002.

Other franchise income: Other franchise income includes insurance premiums from franchisee participation in our captive insurance program and revenue from information technology products and services provided to certain franchisees.
Income from franchisee premiums and information technology services is recognized ratably over the related contract period. Income from information technology products is recognized when the products are installed at the restaurant.

Advertising costs: We recognize company-owned restaurant contributions to the national marketing pool in the period the contribution accrues. We expense most local advertising costs for company-owned restaurants as we incur them, but we expense the production costs of advertising the first time the advertising takes place. Advertising expense related to company-owned restaurants was $46,324,000 for 2004, $41,597,000 for 2003 and $34,877,000 for 2002.

Operating leases: We account for our restaurant and office space leases in accordance with SFAS No.13, "Accounting for Leases" and other authoritative guidance. We recognize rent expense for our operating leases, which have escalating rentals over the term of the lease, on a straight-line basis over the initial

term and those option periods where failure to exercise such options would result in an economic penalty such that the renewal appears reasonably assured. In addition, the lease term is deemed to commence on the date we become legally obligated for rent payments. We capitalize the straight-line rent amounts during the construction period of leased properties. Straight-line rent subsequent to the construction period and prior to the restaurant opening is recognized as expense. We use a consistent lease term when calculating depreciation of leasehold improvements, when determining straight-line rent expense and when determining classification of our leases as either operating or capital. Contingent rents are generally amounts due as a result of sales in excess of amounts stipulated in certain restaurant leases and are included in rent expense as they accrue.

Certain of our lease agreements contain tenant improvement allowances, rent holidays, lease premiums, rent escalation clauses and/or contingent rent provisions. For purposes of recognizing incentives, premiums, rent holidays and minimum rental expenses on a straight-line basis over the terms of the leases, we use the date of initial possession to begin amortization, which is generally when we enter the property and begin to make improvements in preparation of its intended use.

For tenant improvement allowances, we record a deferred rent liability in either other current liabilities or other non-current liabilities on the consolidated balance sheet and amortize the deferred rent over the terms of the leases as reductions to direct and occupancy costs in the consolidated statements of earnings.

Pre-opening expense: We expense direct training and other costs, including rent expense subsequent to the construction period but prior to restaurant opening, related to opening new or relocated restaurants as they are incurred, which is typically in the month of opening.

Income taxes: We use the asset and liability method to determine deferred income taxes. Deferred tax assets and liabilities are computed based upon future tax consequences associated with differences between the financial statement carrying amount and the tax bases of assets and liabilities.

Stock-based compensation: We have adopted the disclosure provisions of SFAS No.
148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an
amendment of FASB Statement No. 123." The Statement requires prominent disclosures in financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We account for stock-based compensation awards under the intrinsic method of Accounting Principles Board ("APB") Opinion No. 25. Opinion No. 25
requires compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. All options awarded under all of our plans are granted with an

exercise price equal to the fair market value on the date of the grant. The following table presents the effect on our net earnings and earnings per share had we adopted the fair value method of accounting for stock-based compensation under SFAS No. 123, "Accounting for Stock-Based Compensation" (in thousands, except for per share amounts).

                                                                2004              2003              2002
                                                          ----------------  ----------------  ----------------
                                                                             (as restated)     (as restated)
      Net earnings, as reported..........................   $    110,865      $     94,349      $     80,527
      Add:  Stock-based compensation expense
           included in net earnings, net of related taxes            638             2,354               972
      Less:  Total stock-based employee
          compensation expense determined under
          fair value based methods for all awards,
          net of related taxes...........................          8,555             9,752             6,570
                                                          ----------------  ----------------  ----------------

      Pro forma net earnings.............................   $    102,948      $     86,951      $     74,929
                                                          ================  ================  ================

      Basic net earnings per common share,
          as reported....................................   $       1.36      $       1.14      $       0.97
                                                          ================  ================  ================
      Basic net earnings, per common share,
          pro forma......................................   $       1.26      $       1.05      $       0.90
                                                          ================  ================  ================

      Diluted net earnings per common share,
          as reported....................................   $       1.33      $       1.10      $       0.94
                                                          ================  ================  ================
      Diluted net earnings per common share,
          pro forma......................................   $       1.23      $       1.02      $       0.88
                                                          ================  ================  ================

The weighted average fair value at date of grant for options granted during
2004, 2003 and 2002 was $9.84, $7.11 and $6.44 per share, respectively, which, for the purposes of this disclosure, is assumed to be amortized over the respective vesting period of the grants. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2004, 2003 and
2002: dividend yield of 0.3% for each year; expected volatility of 41.6%, 44.9%
and 46.9%, respectively; risk-free interest rate of 2.7%, 2.8% and 2.5%, respectively; and expected lives of 4.8, 4.9 and 5.2 years, respectively.

Net earnings per share: We compute basic net earnings per share by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted net earnings per share reflects the potential dilution that could occur if holders of options or other contracts to issue common stock exercised or converted their holdings into common stock. Outstanding stock options and equity-based compensation represent the only dilutive effects on weighted

average shares. The chart below presents a reconciliation between basic and diluted weighted average shares outstanding and the related net earnings per share. All amounts in the chart, except per share amounts, are expressed in thousands.

                                                               2004              2003              2002
                                                          ----------------  ----------------  ----------------
                                                                             (as restated)     (as restated)

      Net earnings.......................................   $    110,865      $     94,349      $     80,527
                                                          ================  ================  ================

      Basic weighted average shares outstanding..........         81,528            82,944            83,407
      Dilutive effect of stock options and
          equity-based compensation......................          2,072             2,465             1,975
                                                          ----------------  ----------------  ----------------
      Diluted weighted average shares outstanding........         83,600            85,409            85,382
                                                          ================  ================  ================

      Basic net earnings per common share................   $       1.36      $       1.14      $       0.97
                                                          ================  ================  ================
      Diluted net earnings per common share..............   $       1.33      $       1.10      $       0.94
                                                          ================  ================  ================

We excluded stock options with exercise prices greater than the average market price of our common stock for the applicable periods from the computation of diluted weighted average shares outstanding as the effect would be anti-dilutive. There were approximately 1,459,000 of these options for 2004,
56,000 options for 2003 and 177,000 options for 2002.

Cash flows: For purposes of the consolidated statements of cash flows, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

New accounting pronouncements: In December 2003, the Financial Accounting
Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 46R,
"Consolidation of Variable Interest Entities and Interpretation of ARB No. 51."
This interpretation, which replaces FIN 46, "Consolidation of Variable Interest
Entities," clarifies the application of Accounting Research Bulletin No. 51,
"Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. This interpretation is required in financial statements for periods ending after March 15, 2004 for those companies that have yet to adopt the provisions of FIN 46. We adopted FIN
46R in January 2004 and the initial adoption did not have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-based
Payment," which replaces SFAS No. 123, "Accounting for Stock-Based
Compensation," and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123 (revised 2004) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the fair value on the grant date of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service for that award. This new Standard will be effective for us beginning in our third quarter of 2005. We are evaluating the impact of this Standard on our consolidated financial statements.

In October 2004, the FASB ratified the consensus reached by the Emerging Issues
Task Force ("EITF") on Issue 04-1 "Accounting for Preexisting Relationships
between the Parties to a Business Combination" ("EITF 04-1"). EITF 04-1 requires that a business combination between two parties that have a pre-existing relationship be evaluated to determine if a settlement of a pre-existing relationship exists. EITF 04-1 also requires that certain reacquired rights
(including the rights to the acquirer's trade name under a franchise agreement)
be recognized as intangible assets apart from goodwill. However, if a contract giving rise to the reacquired rights includes terms that are favorable or unfavorable when compared to pricing for current market transactions for the same or similar items, EITF 04-1 requires that a settlement gain or loss should be measured as the lesser of the amount by which the contract is favorable or unfavorable to market terms from the perspective of the acquirer or the stated
settlement provisions of the contract available to the counterparty to which the contract is unfavorable. We adopted the provisions of EITF 04-1 in the fourth quarter of 2004 and the initial adoption did not have a material impact on our consolidated financial statements.

Reclassifications: We have made certain reclassifications to the consolidated financial statements to conform to the 2004 presentation.

3.       Acquisitions

On April 26, 2004, we completed our acquisition of the operations and assets of
10 Applebee's restaurants located in Southern California for approximately
$13,800,000 in cash. Our financial statements reflect the results of operations for these restaurants subsequent to the date of acquisition. The purchase price was allocated to the fair value of property and equipment of $2,500,000, goodwill of $10,800,000 and other net assets of approximately $500,000. This transaction did not have a significant impact on our net earnings for 2004.

On March 24, 2003, we acquired the operations and assets of 11 Applebee's restaurants located in Illinois, Indiana, Kentucky and Missouri for $21,800,000
in cash and $1,400,000 in assumed debt from a franchisee. The total cash payment included $20,800,000 paid at closing, approximately $200,000 paid as a deposit in 2002 and approximately $800,000 paid in the second quarter of 2003. Our financial statements reflect the results of operations for these restaurants subsequent to the date of acquisition. The purchase price of $23,200,000 was allocated to the fair value of property and equipment of $7,900,000, goodwill of
$16,600,000, and other net liabilities of $1,300,000.

On November 7, 2002, we acquired the operations and assets of 21 Applebee's restaurants located in the Washington, D.C. area from a franchisee. Under the terms of the purchase agreement and the agreement with the franchisee's secured lender, the total purchase price of the acquisition was $34,350,000. Our financial statements reflect the results of operations for these restaurants subsequent to the date of acquisition. The purchase price of $34,350,000 has been allocated to the fair value of property and equipment of $25,200,000, goodwill of $10,200,000 and other net current liabilities of $1,050,000.

The following table is comprised of actual company restaurant sales for the three restaurant acquisitions above which are included in our consolidated financial statements for each period presented and pro forma company restaurant sales assuming the acquisitions occurred at the beginning of the preceding year for each acquisition (in thousands):

                                                             2004            2003            2002
                                                       --------------- --------------- ---------------
Actual company restaurant sales
    for acquired restaurants.........................    $  17,600       $    19,000     $     6,300
                                                       =============== =============== ===============

Pro forma company restaurant sales
    for acquired restaurants.........................    $  26,400       $  47,000       $  68,400
                                                       =============== =============== ===============

4.       Disposition

On July 20, 2003, we completed the sale of eight company restaurants in the
Atlanta, Georgia market to an affiliate of an existing franchisee for
$8,000,000. In connection with the sale of these restaurants, we closed one restaurant in the Atlanta market in June 2003. This transaction did not have a significant

impact on our net earnings for 2003. Actual company restaurant sales included in our consolidated financial statements for the nine restaurants were approximately $10,300,000 and $18,300,000 for 2003 and 2002, respectively.

5.       Impairment of Chevys Note Receivable

In 1999, we received a $6,000,000, 8% subordinated note in connection with the sale of the Rio Bravo concept to Chevys Holdings, Inc. ("Chevys") due in 2009.
In June 2003, Chevys announced the sale of the majority of its restaurants.
Subsequent to the announcement, we received Chevys' audited financial statements for the fiscal year ended December 31, 2002. During 2003, we fully impaired the principal and interest of approximately $8,800,000. A charge for the impairment of this note is included in our consolidated statements of earnings for the fiscal year ended December 28, 2003. In October 2003, Chevys Inc. filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code.
In December 2004, the U.S. Bankruptcy Court approved Chevys' reorganization plan.

6.       Inventory Impairment

In the second quarter of 2004, we determined that we had excess inventories of riblets that no longer met our quality standards. Accordingly, we recorded an inventory impairment of $2,000,000 ($1,300,000 net of income taxes) in our consolidated financial statements during 2004. The portion of the riblet inventory impairment related to the company's historical usage of approximately
$400,000 was recorded in food and beverage cost and the portion related to the franchisee's historical usage of approximately $1,600,000 was recorded in cost of other franchise income in the consolidated statements of earnings.

7.       Receivables

Receivables are comprised of the following (in thousands):
                                                                           December 26,        December 28,
                                                                               2004                2003
                                                                         -----------------   -----------------
                                                                                              (as restated)
      Franchise royalty, advertising and trade receivables.............     $     28,924        $     22,293
      Credit card receivables..........................................            6,509               6,212
      Franchise fee receivables........................................              252                 318
      Other............................................................            3,884               3,942
                                                                         -----------------   -----------------
                                                                                  39,569              32,765
      Less allowance for bad debts.....................................              417               1,044
                                                                         -----------------   -----------------
                                                                            $     39,152        $     31,721
                                                                         =================   =================

The bad debt provision was $99,000 for 2003 and $795,000 in 2002. We did not
have a provision for bad debts for 2004. We had write-offs against the allowance for bad debts of $627,000 during 2004, $71,000 during 2003 and $1,049,000 during
2002.

8.       Prepaid and Other Current Assets

Prepaid and other current assets are comprised of the following (in thousands):

                                                                           December 26,        December 28,
                                                                               2004                2003
                                                                         -----------------   -----------------
                                                                                              (as restated)
      Deferred income taxes............................................     $      7,482        $      7,993
      Other............................................................            4,597               3,869
                                                                         -----------------   -----------------
                                                                            $     12,079        $     11,862
                                                                         =================   =================

9.       Goodwill and Other Intangible Assets

In November of 2003 and 2004, we completed the annual goodwill impairment test required under the provisions of SFAS No. 142, "Goodwill and Other Intangible
Assets." We determined that no impairment existed and as a result, no impairment losses were recorded in 2003 or 2004.

The changes in goodwill are summarized below (in thousands):

                                                                           December 26,        December 28,
                                                                               2004                2003
                                                                         -----------------   -----------------
      Carrying amount, beginning of the year...........................     $   105,326         $    88,715
      Goodwill acquired................................................          11,018              16,611
                                                                         -----------------   -----------------
                                                                            $   116,344         $   105,326
                                                                         =================   =================

Intangible assets subject to amortization pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets," are summarized below (in thousands):

                                                                 December 26, 2004
                                             -----------------------------------------------------------
                                              Gross Carrying         Accumulated           Net Book
                                                  Amount            Amortization            Value
                                             ------------------    ----------------    -----------------
Amortized intangible assets:
    Franchise interest and rights.......       $        6,371        $      5,565        $        806
    Lease acquisition costs.............                4,875                 294               4,581
    Noncompete agreement................                  350                  22                 328
                                             ------------------    ----------------    -----------------

Total...................................       $       11,596        $      5,881        $      5,715
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
                                             ==================    ================    =================

In the fourth quarter of 2004, we acquired the exclusive right to operate
Applebee's restaurants in the Memphis, Tennessee market from a former franchisee group for approximately $2,800,000. This intangible asset has an indefinite life and accordingly, will not be amortized but tested for impairment at least annually. In connection with this acquisition, we entered into a 4-year noncompete agreement with the former franchise principals which is being amortized over the life of the agreement.

In the second quarter of 2004, we acquired six restaurant leases which were formerly Ground Round restaurants for approximately $4,900,000 in cash.

Franchise interest and rights are being amortized over the next two to four years, the lease acquisition costs are being amortized over the next 8 to 20 years and the noncompete agreement is being amortized over the next four years.

We expect annual amortization expense for all intangible assets for the next five fiscal years to range from approximately $400,000 to $900,000.

10.      Other Assets

Other assets are comprised of the following (in thousands):
                                                                           December 26,        December 28,
                                                                               2004                2003
                                                                         -----------------   -----------------
      Nonqualified deferred compensation plan                                                  (as restated)
        investments  (Note 19).........................................     $      9,754        $      5,872
      Liquor licenses, net.............................................            5,891               4,420
      Minority investment in unaffiliated company, at cost.............            2,250               2,250
      Notes receivable, net............................................            1,024               1,011
      Deferred financing costs, net....................................              577                 297
      Other............................................................            5,476               4,767
                                                                         -----------------   -----------------
                                                                            $     24,972        $     18,617
                                                                         =================   =================

11.      Property and Equipment

Property and equipment, net, is comprised of the following (in thousands):

                                                                           December 26,       December 28,
                                                                               2004               2003
                                                                         -----------------  ------------------
                                                                                              (as restated)
      Land.............................................................     $    83,399        $    77,701
      Buildings and leasehold improvements.............................         398,323            350,390
      Furniture and equipment..........................................         217,451            187,147
      Construction in progress.........................................          24,601             10,858
                                                                         -----------------  ------------------
                                                                                723,774            626,096
      Less accumulated depreciation and capitalized
         lease amortization............................................         237,226            199,387
                                                                         -----------------  ------------------
                                                                            $   486,548        $   426,709
                                                                         =================  ==================

We have recorded capitalized leases of $4,055,000 at December 26, 2004 and
December 28, 2003 which are included in buildings and leasehold improvements. We had accumulated amortization of such property of $1,847,000 at December 26, 2004 and $1,607,000 at December 28, 2003. These capitalized leases relate to the buildings on certain restaurant properties. The land portion of the restaurant property leases is accounted for as an operating lease.

We had depreciation and capitalized lease amortization expense relating to property and equipment of $46,051,000 for 2004, $41,082,000 for 2003 and
$35,454,000 for 2002. Of these amounts, capitalized lease amortization was
$239,000 during each of 2004, 2003 and 2002.

We lease certain of our restaurants. The leases generally provide for payment of minimum annual rent, real estate taxes, insurance and maintenance and, in some cases, contingent rent (calculated as a percentage of sales) in excess of minimum rent. Total rental expense for all operating leases is comprised of the following (in thousands):

                                                             2004               2003                2002
                                                     ------------------  ------------------  -----------------
      Minimum rent.................................    $       20,416      $       17,274      $       14,267
      Contingent rent..............................             1,254               1,297               1,115
                                                     ------------------  ------------------  -----------------
                                                       $       21,670      $       18,571      $       15,382
                                                     ==================  ==================  =================

The present value of capitalized lease payments and the future minimum lease payments under noncancelable operating leases over the lease term as defined in
Note 2 (including leases executed for sites to be developed in 2005) as of
December 26, 2004 are as follows (in thousands):

                                                        Capitalized         Operating
                                                          Leases             Leases
                                                     ------------------ ------------------
      2005.........................................     $        767       $     24,109
      2006.........................................              927             23,774
      2007.........................................              822             23,233
      2008.........................................              850             22,820
      2009.........................................              880             21,576
      Thereafter...................................            5,129            154,534
                                                     ------------------ ------------------
      Total minimum lease payments.................            9,375       $    270,046
                                                                        ==================
      Less amounts representing interest...........            5,227
                                                     ------------------
      Present value of minimum lease payments......     $      4,148
                                                     ==================

12.      Long-Term Debt

Long-term debt, including capitalized lease obligations, is comprised of the following (in thousands):

                                                                            December 26,       December 28,
                                                                                2004               2003
                                                                         ----------------- ------------------
     Unsecured revolving credit facility; interest at LIBOR plus 0.5%
         or prime rate at December 26, 2004, due December 2009 and
         LIBOR plus 0.625% or prime rate at December 28, 2003.........      $    30,000       $    15,000
     Capitalized lease obligations (Note 11)..........................            4,148             4,208
     Other............................................................            1,546             1,654
                                                                         ------------------ -----------------
     Total long-term debt.............................................           35,694            20,862
     Less current portion of long-term debt...........................              222               192
                                                                         ------------------ -----------------
     Long-term debt - less current portion............................      $    35,472       $    20,670
                                                                         ================== =================

In December 2004, we completed the refinancing of our $150,000,000 unsecured revolving credit facility. The new bank credit agreement provides for a
$150,000,000 five-year unsecured revolving credit facility, of which $40,000,000 may be used for the issuance of letters of credit. The facility is subject to various covenants and restrictions which, among other things, require the maintenance of stipulated fixed charge, leverage and indebtedness to capitalization ratios, as defined. There is no limit on cash dividends provided that the declaration and payment of such dividend does not cause a default of any other covenant contained in the agreement. The facility is subject to standard other terms, conditions, covenants, and fees. As of December 26, 2004, we are in compliance with the covenants contained in our credit agreement. As of
December 26, 2004, we had borrowings of $30,000,000, standby letters of credit of $12,000,000 outstanding and approximately $108,000,000 available under our revolving credit facility.

Maturities of long-term debt, including capitalized lease obligations ending during the years indicated, are as follows (in thousands):

                                      F-18

     2005.................................................................................       $       222
     2006.................................................................................               266
     2007.................................................................................               265
     2008.................................................................................               292
     2009.................................................................................            30,368
     Thereafter...........................................................................             4,281
                                                                                               ----------------
                                                                                                 $    35,694
                                                                                               ================

13.      Loss and Loss Adjustment Reserve Related to Captive Insurance Subsidiary

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
In 2005, we will have fewer franchisee participants in our captive insurance program as we have reduced the number of insurance products offered by the captive insurance company. Our consolidated balance sheets include the following balances related to the captive insurance subsidiary:

     o    Franchise premium receivables of approximately $1,900,000 and $450,000 as of December 26, 2004 and December 28, 2003, respectively, included in receivables related to captive insurance subsidiary.
     o    Cash equivalent and other long-term investments restricted for the payment of claims of approximately $16,700,000 and $10,000,000 as of
          December 26, 2004 and December 28, 2003, respectively, included in restricted assets related to captive insurance subsidiary.
     o    Loss reserve and unearned premiums related to captive insurance subsidiary of approximately $19,600,000 and $11,000,000 as of December
          26, 2004 and December 28, 2003, respectively.
     o    Other miscellaneous items, net, of approximately $1,000,000 and
          $550,000 as of December 26, 2004 and December 28, 2003, respectively, included in several line items in the consolidated balance sheets.

Our activity in the loss and loss adjustment reserve, which includes Applebee's
International, Inc. and participating franchisees, is summarized in the table below (in thousands):

                                                        December 26,      December 28,
                                                            2004              2003
                                                      ---------------- -------------------
     Total balance, beginning of the year..........      $    11,007       $     1,044

     Incurred related to:
        Current year...............................            8,660            13,369
        Prior year.................................            6,687               219
                                                      ---------------- -------------------

          Total....................................           15,347            13,588
                                                      ---------------- -------------------

     Paid related to:
        Current year...............................            2,296             3,182
        Prior year.................................            5,257               443
                                                      ---------------- -------------------

          Total paid...............................            7,553             3,625
                                                      ---------------- -------------------

     Total balance, end of the year................           18,801            11,007
     Less current portion..........................           11,378             5,257
                                                      ---------------- -------------------
     Long-term portion (Note 15)...................      $     7,423       $     5,750
                                                      ================ ===================

Loss reserve estimates are established based upon third-party actuarial estimates of ultimate settlement costs for incurred claims (which includes claims incurred but not reported) using data currently available. The reserve estimates are regularly analyzed and adjusted when necessary. Unanticipated changes in the data used to determine the reserve may require us to revise our estimates.

Deferred policy acquisition costs include premium taxes, fronting fees and net commissions and are deferred and amortized over our fiscal year. Accordingly, we did not have any deferred policy acquisition costs recorded as of December 26,
2004. As of December 26, 2004, we had $759,000 of acquisition expenses payable that were included in the current portion of loss reserve and unearned premiums related to captive insurance subsidiary in the consolidated balance sheet.

14.      Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following
(in thousands):

                                                          December 26,        December 28,
                                                              2004                2003
                                                        ------------------  -----------------
                                                                             (as restated)
      Compensation and related taxes....................   $     34,061        $     37,348
      Gift cards........................................         30,295              25,739
      Sales and use taxes...............................          5,942               5,528
      Insurance.........................................          5,210               7,277
      Rent..............................................          2,007               1,895
      Other.............................................         11,549              14,153
                                                        ------------------  -----------------
                                                           $     89,064        $     91,940
                                                        ==================  =================

15.      Other Non-Current Liabilities

Other non-current liabilities are comprised of the following (in thousands):

                                                                           December 26,        December 28,
                                                                               2004                2003
                                                                         ------------------  -----------------
                                                                                              (as restated)
      Rent..............................................................    $     15,642        $     13,792
      Nonqualified deferred compensation plan
        liabilities  (Note 19)..........................................           9,754               5,872
      Loss and loss adjustment reserve related to
        captive insurance subsidiary....................................           7,423               5,750
      Compensation......................................................           5,013               4,813
      Other.............................................................           3,707               3,960
                                                                         ------------------  -----------------
                                                                            $     41,539        $     34,187
                                                                         ==================  =================

16.      Income Taxes

We, along with our subsidiaries, file a consolidated federal income tax return.
The income tax provision consists of the following (in thousands):

                                                                    2004             2003             2002
                                                               ---------------  ---------------  ---------------
                                                                                (as restated)    (as restated)
    Current provision:
        Federal............................................     $   30,171       $   45,526       $   39,166
        State and local....................................          2,146            5,106            4,647
    Deferred provision:
        Federal............................................         23,625            2,276            1,749
        State and local....................................          1,688              160              129
                                                               ---------------  ---------------  ---------------
    Income taxes...........................................     $   57,630       $   53,068       $   45,691
                                                               ===============  ===============  ===============

The deferred income tax provision is comprised of the following (in thousands):

                                                                    2004             2003            2002
                                                               ---------------  --------------- ----------------
                                                                                (as restated)    (as restated)
    Depreciation and amortization..........................     $   24,278       $    5,595      $    3,160
    Other..................................................          1,035           (3,159)         (1,282)
                                                               ---------------  --------------- ----------------
    Deferred income tax provision..........................         25,313            2,436           1,878
    Deferred income taxes related to change in
        unrealized gain on investments.....................            --                --              (9)
                                                               ---------------  --------------- ----------------
    Net change in deferred income taxes....................     $   25,313       $    2,436      $    1,869
                                                               ===============  =============== ================

A reconciliation between the income tax provision and the expected tax determined by applying the statutory federal income tax rates to earnings before income taxes follows (in thousands):

                                                                    2004             2003            2002
                                                               ---------------  --------------- ----------------
                                                                                (as restated)    (as restated)
    Federal income tax at statutory rates..................     $   58,973       $   51,597      $   44,177
    Increase (decrease) to income tax expense:
        State and local income taxes, net of
           federal benefit.................................          3,083            3,479           3,149
        Employment related tax credits, net................         (3,894)          (3,216)         (2,871)
        Other..............................................           (532)           1,208           1,236
                                                               ---------------  --------------- ----------------
    Income taxes...........................................     $   57,630       $   53,068      $   45,691
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

                                                                           December 26,          December 28,
                                                                               2004                  2003
                                                                         -----------------     -----------------
                                                                                                (as restated)
    Classified as current:
        Accrued expenses............................................        $     3,694           $     4,497
        Allowance for bad debts.....................................                156                 1,364
        Other, net..................................................              3,632                 2,132
                                                                         -----------------     -----------------
        Net deferred income tax asset...............................        $     7,482           $     7,993
                                                                         =================     =================

    Classified as non-current:
        Depreciation and amortization...............................        $   (35,481)         $   (11,205)
        Franchise deposits..........................................                565                  571
        Other, net..................................................              5,921                6,441
                                                                         -----------------    ------------------
        Net deferred income tax liability...........................        $   (28,995)         $    (4,193)
                                                                         =================    ==================

In 2004, we implemented new tax planning strategies that accelerated depreciation on restaurant assets which resulted in an increase in our deferred income tax liability.

17.      Commitments and Contingencies

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

Lease guarantees: In connection with the sale of restaurants to franchisees and other parties, we have, in certain cases, remained contingently liable for the remaining lease payments. As of December 26, 2004, the aggregate amount of these lease payments totaled approximately $37,500,000. These leases expire at various times throughout the next several years with the final lease agreement expiring in 2025. We have not recorded a liability as of December 26, 2004 or December
28, 2003.

Franchisee guarantees: In November 2003, we arranged for a third-party financing company to provide up to $75,000,000 to qualified franchisees for short-term loans to fund remodel investments, subject to our approval. Under the terms of this financing program, we will provide a limited guarantee pool for the loans advanced during the three-year period ending December 2006. As of December 26,
2004, there were loans outstanding to two franchisees aggregating approximately
$900,000 under this program.

In May 2004, we arranged for a third-party financing company to provide up to
$250,000,000 to qualified franchisees for loans to fund development of new restaurants through October 2007, subject to our approval. We will provide a limited guarantee of certain loans advanced under this program. As of December
26, 2004, there were loans outstanding to two franchisees aggregating approximately $13,600,000 under this program. The fair value of our guarantee under these two financing programs was less than $100,000 and is recorded in other non-current liabilities in our consolidated balance sheet as of December
26, 2004.

Severance agreements: We have severance and employment agreements with certain officers providing for severance payments to be made in the event the associate resigns or is terminated related to a change in control. The agreements define the circumstances which will constitute a change in control. If the severance payments had been due as of December 26, 2004, we would have been required to make payments totaling approximately $12,700,000. In addition, we have severance and employment agreements with certain officers which contain severance provisions not related to a change in control. Those provisions would have required aggregate payments of approximately $6,600,000 if such officers had been terminated as of December 26, 2004.

18.      Stockholders' Equity

On September 7, 1994, our Board of Directors adopted a Shareholder Rights Plan
(the "Rights Plan") and declared a dividend, issued on September 19, 1994, of one Right for each outstanding share of our Common Stock (the "Common Shares").
The Rights expired on September 7, 2004 and were not redeemed.

Our Board of Directors authorized repurchases of our common stock of up to
$75,000,000 and $80,000,000 in 2002 and 2003, respectively. As of December 28,
2003, we had $99,800,000 remaining on our authorizations. During 2004, we repurchased 3,993,670 shares of our common stock at an average price of $24.97 for an aggregate cost of $99,700,000. As of December 26, 2004, we had completed all of the 2002 and 2003 stock repurchase authorizations. In October 2004, our
Board of Directors authorized additional repurchases of up to $150,000,000 beginning in 2005 and approved a written plan for repurchases of our common stock in the open market.

A reconciliation of our treasury shares for the past three fiscal years is provided below (shares in thousands):

                                                                  Treasury
                                                                   Shares
                                                               ---------------

    Balance as of December 30, 2001........................         24,783
    Purchases of treasury stock............................          1,815
    Stock options exercised................................           (763)
    Shares issued under employee benefit plans.............           (328)
    Restricted shares awarded under equity incentive
        plans..............................................            (84)
                                                               ---------------
    Balance as of December 29, 2002........................         25,423
                                                               ---------------
    Purchases of treasury stock............................          2,519
    Stock options exercised................................         (1,847)
    Shares issued under employee benefit plans.............           (276)
    Restricted shares awarded under equity incentive
        plans..............................................           (103)
                                                               ---------------
    Balance as of December 28, 2003........................         25,716
                                                               ---------------
    Purchases of treasury stock............................          3,994
    Stock options exercised................................         (1,982)
    Shares issued under employee benefit plans.............           (275)
    Restricted shares awarded under equity incentive
        plans..............................................            (78)
                                                               ---------------
    Balance as of December 26, 2004........................         27,375
                                                               ===============

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

19.      Employee Benefit Plans

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

Options under the 1989 Plan were granted for a term of three to ten years and were generally exercisable one year from date of grant. The 1995 Plan allows the committee to grant stock options, stock appreciation rights, restricted stock awards, performance unit awards and performance share awards (collectively,
"Awards") to eligible participants. The 1995 Plan authorizes the committee to issue up to 15,900,000 shares. Options granted under the 1995 Plan during 1995 have a term of five to ten years and are generally exercisable three years from date of grant. Options granted under the 1995 Plan during 1996 through 1998 have a term of ten years and are generally 50% exercisable three years from date of grant, 25% exercisable four years from date of grant, and 25% exercisable five years from date of grant. Options granted under the 1995 Plan during 1999 through 2004 have a term of ten years and are generally exercisable at either one, two, three or five years from the date of grant. Subject to the terms of the 1995

Plan, the committee has the sole discretion to determine the associates to whom it grants Awards, the size and types of the Awards, and the terms and conditions of the Awards.

During 1999, our Board of Directors approved the 1999 Employee Incentive Plan
(the "1999 Plan") which allows the committee to grant nonqualified stock options, stock appreciation rights, restricted stock, performance units and performance shares to eligible participants. The 1999 Plan authorizes the committee to issue up to 2,473,875 shares. Options granted under the 1999 Plan have a term of ten years and are generally exercisable one, two or three years from the date of grant. Under all three plans, the option price for both qualified and nonqualified options cannot be less than the fair market value of our common stock on the date the committee grants the options. In 2003, we ceased granting options under this plan.

All three plans permit the committee to grant performance shares. Performance shares represent rights to receive our common stock, cash or any combination thereof, based upon certain performance criteria. In 2000, the committee approved performance share plans which have a one-year and a three-year performance period. In 2002, the committee approved performance share plans with a three-year performance period. We recorded compensation expense of $2,667,000 in 2003 and $865,000 in 2002 related to these grants. In 2004, we reversed
$447,000 of compensation expense previously recognized due to the 2004 fiscal year performance versus our three-year performance criteria. These amounts were based on the market price of our common stock at the end of each fiscal year.
Performance shares are no longer used by the committee.

We account for all three plans in accordance with APB Opinion No. 25 which requires us to recognize compensation cost based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. Under this method, we have recognized no compensation cost for stock option awards, except for performance shares as described above.

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
                                     ----------------------------- ----------------------------- ---------------------------
                                                        Weighted                       Weighted                    Weighted
                                                         Average                        Average                     Average
                                       Number of        Exercise        Number of      Exercise    Number of       Exercise
                                        Options           Price          Options         Price      Options          Price
                                     -------------- -------------- ---------------- ------------ ------------- -------------
  Options outstanding at
      December 30, 2001............    1,651,814         $ 9.95        5,553,262        $ 8.85      112,049         $ 4.09
         Granted..................       815,812         $15.27        1,357,140        $14.69         --             --
         Exercised.................     (104,625)        $ 8.59         (673,002)       $ 8.01      (26,887)        $ 4.09
         Canceled..................     (218,023)        $11.05         (650,128)       $ 8.45         --             --
                                       -----------                    ------------                 ----------
  Options outstanding at
      December 29, 2002............    2,144,978         $11.93        5,587,272        $10.41       85,162         $ 4.09
         Granted..................       134,250         $16.25        1,446,765        $17.36        --             --
         Exercised.................     (306,151)        $ 8.51       (1,507,872)       $ 8.11      (78,900)        $ 4.09
         Canceled..................     (197,980)        $12.69          (39,117)       $15.33        --             --
                                       -----------                    ------------                 ----------
  Options outstanding at
      December 28, 2003............    1,775,097         $12.77        5,487,048        $12.84        6,262         $ 4.09
         Granted..................          --              --         1,596,944        $25.82        --             --
         Exercised.................     (572,048)        $10.46       (1,445,331)       $10.09       (6,262)        $ 4.09
         Canceled..................      (73,439)        $14.81         (570,853)       $14.91        --             --
                                       -----------                    ------------                 ----------
  Options outstanding at               1,129,610         $13.80        5,067,808        $17.48        --             --
      December 26, 2004............    ===========                   =============                 ==========
  Options available for grant at
      December 26, 2004............      317,097                       2,598,584                      --             --
                                       ===========                   =============                 ==========

The number of options exercisable for each plan are summarized below:

                                              1999 Plan                     1995 Plan                    1989 Plan
                                     ----------------------------- ----------------------------- ---------------------------
                                                      Weighted                       Weighted                    Weighted
                                                       Average                        Average                    Average
                                        Options       Exercise         Options       Exercise      Options       Exercise
                                      Exercisable       Price        Exercisable       Price     Exercisable      Price
                                     -------------- -------------- ---------------- ------------ ------------- -------------
      December 29, 2002...........      97,875         $ 8.62        1,926,694         $8.41       85,162         $4.09

      December 28, 2003...........     146,829         $ 8.56        1,590,897         $9.36        6,262         $4.09

      December 26, 2004...........     403,863         $10.95        1,572,468         $10.70        --             --

The following table summarizes information relating to fixed-priced stock options outstanding for both plans at December 26, 2004:

                                                  Options Outstanding                       Options Exercisable
                                    ------------------------------------------------  --------------------------------

                                                        Average         Weighted
                                      Weighted         Remaining         Average                          Weighted
                                        Number        Contractual       Exercise          Number          Average
        Range of Exercise Prices     Outstanding          Life            Price        Exercisable     Exercise Price
       ---------------------------  ---------------  ---------------  --------------  ---------------  ---------------

        1995 Plan:
         $   6.18    to $   6.19          31,260        3.5 years         $   6.19          31,260         $   6.19
         $   7.38    to $   7.45          89,953        3.1 years         $   7.43          89,953         $   7.43
         $   8.20    to $   8.97         678,564        3.2 years         $   8.42         678,564         $   8.42
         $   9.81    to $   9.94         269,062        6.1 years         $   9.83         269,062         $   9.83
         $  13.46    to $  14.72       1,109,493        6.9 years         $  14.59         354,807         $  14.36
         $  15.60    to $  16.35       1,008,956        8.0 years         $  16.25         136,912         $  16.25
         $  16.97    to $  21.94         301,949        8.5 years         $  20.09           3,000         $  18.59
         $  22.79    to $  26.90       1,518,572        9.1 years         $  25.72           8,910         $  25.79
         $  27.23    to $  28.40          59,999        9.3 years         $  27.96            --               --
                                    ---------------                                   ---------------
         $   6.18    to $  28.40       5,067,808        7.3 years         $  17.48       1,572,468         $  10.70
                                    ===============                                   ===============

        1999 Plan:
         $   7.24    to $   9.13          56,185        5.1 years         $   8.28         56,185          $   8.28
         $   9.81    to $  10.65         219,890        6.2 years         $   9.84        213,140          $   9.85
         $  12.77    to $  17.60         853,535        7.3 years         $  15.18        134,538          $  13.81
                                    ---------------                                   ---------------
         $   7.24    to $  17.60       1,129,610        7.0 years         $  13.80        403,863          $  10.95
                                    ===============                                   ===============

Restricted stock awards: During 2002, 2003 and 2004, the committee granted restricted stock awards to certain officers and key associates. These awards vest over either a two-year or three-year period. We recorded unearned compensation for the market value of the stock at the date of grant, and we showed this as a reduction to stockholders' equity in the accompanying consolidated balance sheets. We are amortizing unearned compensation ratably to expense over the vesting period. Accordingly, we recognized compensation expense of $1,422,000, $1,011,000 and $659,000 in 2004, 2003 and 2002, respectively.

Nonqualified deferred compensation plan: In 2002, we entered into a rabbi trust agreement to protect the assets of the nonqualified deferred compensation plan for certain of our associates. Each participant's account is comprised of their contribution, our matching contribution and each participant's share of earnings or losses in the plan. In accordance with EITF No. 97-14, "Accounting for
Deferred Compensation Arrangements Where Amounts Are Held in a Rabbi Trust and
Invested," the accounts of the rabbi trust are reported in our consolidated financial statements. As of December 26, 2004 and December 28, 2003, our
consolidated balance sheets include the investments in other assets and the offsetting obligation is included in other non-current liabilities. The deferred compensation plan investments are considered trading securities and are reported at fair value with the realized and unrealized holding gains and losses related to these investments recorded in other income and the offsetting compensation expense recorded in general and administrative expenses.

Employee retirement plans: During 1992, we established a profit sharing plan and trust in accordance with Section 401(k) of the Internal Revenue Code. We make matching contributions of 50% of associate contributions not to exceed 4.0% of an associate's compensation in any year. We make our contributions in shares of our common stock. Our contributions vest at the rate of 20% after the associate's second year of service, 60% after three years of service, 80% after four years of service and 100% after five years of service. During 1994, we established a non-qualified defined contribution retirement plan for key associates. In 2002, we ceased contributions to this plan and a new nonqualified deferred compensation plan was established (see nonqualified deferred compensation plan above). Our contributions under these plans were $2,158,000 in
2004, $1,755,000 in 2003 and $1,697,000 in 2002.

Employee stock purchase plan: During 1996, we established an employee stock purchase plan in accordance with Section 423 of the Internal Revenue Code. The plan was approved at the 1997 Annual Meeting of Stockholders. The plan allows associates to purchase shares of our common stock at a 15% discount through payroll deductions. The Board has authorized 1,350,000 common shares under the plan. Associates purchased 196,220 shares under this plan during 2004, 196,576 shares during 2003 and 176,898 shares during 2002.

20.      Related Party Transactions

Prior to June 2002, we had a policy which allowed us to loan executives money to be used to invest in our stock to meet guidelines which require executives to own certain amounts of our stock. This policy was terminated in June of 2002 and no new loans will be granted. We had loans that were granted prior to the termination of this policy outstanding for a total of $99,000 as of December 29,
2002 to two officers and $615,000 as of December 30, 2001 to three officers.
These loans had interest rates ranging from 4.7% to 6.8% and were collateralized by the stock. One loan was paid in 2002 and the remaining two loans were paid in
2003 and are reflected as an increase in additional paid-in capital in our consolidated balance sheets in each respective fiscal year.

As of December 28, 2003, we had a loan outstanding with an interest rate of 5%
to an officer for moving related assistance in the amount of $310,000. The remaining principal of $210,000, as well as accrued interest, was paid in
September 2004.

21.     Quarterly Results of Operations (Unaudited)

The following presents the unaudited consolidated quarterly results of operations for 2004 and 2003. During the second quarter of 2003, we fully impaired the principal and accrued interest of approximately $8,800,000 for a note receivable. All quarters, except for the fiscal quarter ended December 26,
2004, have been restated (see Note 22). All amounts, except per share amounts, are expressed in thousands.

                                                                  Fiscal Quarter Ended
                                    -----------------------------------------------------------------------------------------
                                      March 28,    March 28,     June 27,     June 27,    Sept 26,      Sept 26,     Dec 26,
                                        2004         2004          2004         2004        2004          2004        2004
                                    -----------  -----------    ---------    ----------  ----------   ----------   ----------
                                                     (as                        (as                      (as
                                       (as        previously      (as        previously     (as       previously
                                     restated)     reported)    restated)     reported)   restated)    reported)
Revenues:
     Company restaurant sales .....   $ 243,560    $ 243,560    $ 247,769    $ 247,769    $ 247,173    $ 247,173    $ 238,296
     Franchise royalties and fees .      30,715       30,772       30,722       30,779       30,048       30,105       29,736
     Other franchise income .......       3,115        3,115        3,399        3,399        3,913        3,913        3,188
                                      ---------    ---------    ---------    ---------    ---------    ---------    ---------
        Total operating revenues ..     277,390      277,447      281,890      281,947      281,134      281,191      271,220
                                      ---------    ---------    ---------    ---------    ---------    ---------    ---------
Cost of company restaurant sales:
     Food and beverage ............      63,515       63,515       66,647       66,647       65,115       65,115       63,857
     Labor ........................      79,655       79,659       80,683       81,086       79,195       79,599       78,126
     Direct and occupancy .........      59,342       59,069       60,513       60,240       61,914       61,642       62,938
     Pre-opening expense ..........         567          550          425          391        1,020          998        1,013
                                      ---------    ---------    ---------    ---------    ---------    ---------    ---------
        Total cost of company
          restaurant sales.........     203,079      202,793      208,268      208,364      207,244      207,354      205,934
                                      ---------    ---------    ---------    ---------    ---------    ---------    ---------
Cost of other franchise income ....       2,937        2,937        5,035        5,035        3,521        3,521        2,908
General and administrative expenses      25,422       25,517       24,960       24,932       26,752       26,669       27,676
Amortization of intangible assets .          86           86          158          158          199          199          220
Loss on disposition of restaurants
and equipment .....................         495          495          584          584          441          441          435
                                      ---------    ---------    ---------    ---------    ---------    ---------    ---------
Operating earnings ................      45,371       45,619       42,885       42,874       42,977       43,007       34,047
                                      ---------    ---------    ---------    ---------    ---------    ---------    ---------
Other income (expense):
     Investment income ............         223          223           18           18          325          325          718
     Interest expense .............        (344)        (344)        (416)        (416)        (379)        (379)        (487)
     Other income .................         461         (109)         562          951          754          568        1,780
                                      ---------    ---------    ---------    ---------    ---------    ---------    ---------
        Total other income ........         340         (230)         164          553          700          514        2,011
                                      ---------    ---------    ---------    ---------    ---------    ---------    ---------
Earnings before income taxes ......      45,711       45,389       43,049       43,427       43,677       43,521       36,058
Income taxes ......................      15,975       15,886       14,919       15,200       15,080       15,232       11,656
                                      ---------    ---------    ---------    ---------    ---------    ---------    ---------
Net earnings ......................   $  29,736    $  29,503    $  28,130    $  28,227    $  28,597    $  28,289    $  24,402
                                      =========    =========    =========    =========    =========    =========    =========

Basic net earnings per common
share .............................   $    0.36    $    0.36    $    0.34    $    0.35    $    0.35    $    0.35    $    0.30
                                      =========    =========    =========    =========    =========    =========    =========
Diluted net earnings per common
share .............................   $    0.35    $    0.35    $    0.33    $    0.34    $    0.34    $    0.34    $    0.30
                                      =========    =========    =========    =========    =========    =========    =========

Basic weighted average shares
     outstanding ..................      81,986       81,986       81,781       81,781       81,511       81,511       80,835
                                      =========    =========    =========    =========    =========    =========    =========
Diluted weighted average
     shares outstanding ...........      84,628       84,628       84,098       84,098       83,503       83,503       82,518
                                      =========    =========    =========    =========    =========    =========    =========

                                                                  Fiscal Quarter Ended
                                        ----------------------------------------------------------------------------------------------------
                                        March 30,    March 30,    June 29,     June 29,      Sept 28,     Sept 28,     Dec 28,      Dec 28,
                                           2003        2003         2003         2003          2003         2003        2003         2003
                                        ---------  -----------   ----------    ----------   ---------   ----------   ----------   ----------
                                                       (as                       (as                       (as                       (as
                                          (as       previously      (as       previously      (as       previously      (as       previously
                                        restated)    reported)    restated)    reported)    restated)    reported)    restated)    reported)
Revenues:
     Company restaurant sales .......   $ 208,410    $ 208,410    $ 220,107    $ 220,107    $ 222,429    $ 222,429    $ 216,212    $ 216,212
     Franchise royalties and fees ...      27,106       27,163       27,274       27,331       27,537       27,594       27,687       27,745
     Other franchise income .........       2,641        2,641        3,268        3,268        2,972        2,972        4,266        4,266
                                        ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
        Total operating revenues ....     238,157      238,214      250,649      250,706      252,938      252,995      248,165      248,223
                                        ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
Cost of company restaurant sales:
     Food and beverage ..............      54,846       54,846       57,040       57,040       57,200       57,200       56,260       56,260
     Labor ..........................      68,336       68,364       72,257       71,804       72,931       73,018       70,238       70,559
     Direct and occupancy ...........      50,793       50,561       54,560       54,386       56,033       55,869       56,007       55,861
     Pre-opening expense ............         234          221          364          334          590          576          832          819
                                        ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
        Total cost of company
          restaurant sales ..........     174,209      173,992      184,221      183,564      186,754      186,663      183,337      183,499
Cost of other franchise income ......       2,500        2,500        3,173        3,173        2,837        2,837        4,187        4,187
General and administrative expenses .      22,552       22,620       22,956       22,887       23,586       23,589       25,857       25,917
Amortization of intangible assets ...          99           99           92           92           87           87           86           86
Loss on disposition of restaurants
and equipment .......................         467          467          731          731          116          116         (615)        (615)
                                        ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
Operating earnings ..................      38,330       38,536       39,476       40,259       39,558       39,703       35,313       35,149
                                        ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
Other income (expense):
     Investment income ..............         336          336          485          485          227          227          506          506
     Interest expense ...............        (521)        (521)        (518)        (518)        (330)        (330)        (364)        (364)
     Impairment of Chevys note
        Receivable ..................         --           --       (8,803)      (8,803)          --           --           --           --
     Other income ...................         545          205        1,941            1          161          395        1,075          919
                                        ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
        Total other income ..........         360           20       (6,895)      (8,835)          58          292        1,217        1,061
                                        ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
Earnings before income taxes ........      38,690       38,556       32,581       31,424       39,616       39,995       36,530       36,210
Income taxes ........................      14,001       13,954       11,655       11,239       14,261       14,398       13,151       13,036
                                        ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
Net earnings ........................   $  24,689    $  24,602    $  20,926    $  20,185    $  25,355    $  25,597    $  23,379    $  23,174
                                        =========    =========    =========    =========    =========    =========    =========    =========

Basic net earnings per common share .   $    0.30    $    0.30    $    0.25    $    0.24    $    0.30    $    0.31    $    0.28    $    0.28
                                        =========    =========    =========    =========    =========    =========    =========    =========
Diluted net earnings per common share   $    0.29    $    0.29    $    0.24    $    0.24    $    0.30    $    0.30    $    0.28    $    0.27
                                        =========    =========    =========    =========    =========    =========    =========    =========

Basic weighted average shares
     outstanding ....................      82,907       82,907       83,153       83,153       83,334       83,334       82,380       82,380
                                        =========    =========    =========    =========    =========    =========    =========    =========
Diluted weighted average
     shares outstanding .............      85,015       85,015       85,548       85,548       85,777       85,777       85,012       85,012
                                        =========    =========    =========    =========    =========    =========    =========    =========

22.      Restatement of Financial Statements

Like many other companies in the restaurant, retail and other industries, we recently reviewed our accounting treatment for leases and depreciation of related leasehold improvements. Following our review, we determined to restate our consolidated financial statements for fiscal years 2003 and 2002. Although we do not consider that these errors resulted in a material misstatement of our consolidated financial statements for any previously reported annual period, the effect of correcting the errors with an aggregate adjustment in the fourth quarter of 2004 would have had a material effect on our results of operations for that quarter.

Historically, when accounting for leases with renewal options, we have recorded rent expense on a straight-line basis over the initial non-cancelable lease term, with the term commencing when actual rent payments began and depreciated leasehold improvements on those properties over a maximum period of 20 years which, in certain cases, included a portion of the renewal option periods. We have corrected our lease term to include option periods where failure to recognize such options would result in an economic penalty such that the renewal appears reasonably assured. The primary result of this correction is to accelerate the recognition of rent expense under certain leases that include fixed-rent escalations. In addition, the lease term will be deemed to commence on the date the company becomes legally obligated for rent payments. Therefore, we have adopted a policy to capitalize the straight-line rent amounts during the construction period of leased properties, resulting in an increase to previously reported property and equipment in the consolidated balance sheets and an increase to depreciation expense in the consolidated statements of earnings.
Straight-line rent subsequent to the construction period and prior to the restaurant opening is recognized as expense, resulting in an increase to previously reported pre-opening expenses in the consolidated statements of earnings.

In connection with the restatement for lease accounting matters, we also corrected for previously identified immaterial errors, primarily related to vacation and workers' compensation expense.

The restatement adjustments increased net earnings by $791,000 for the fiscal year ended December 28, 2003 and decreased net earnings by $2,500,000 for the fiscal year ended December 29, 2002. The cumulative effect of these error corrections is a reduction to retained earnings of $4,880,000 as of the beginning of fiscal year 2002. The restatement did not have any impact on our previously reported net cash flows, sales or comparable restaurant sales, or on our compliance with any covenant under our credit facility.

The following tables contain information regarding the impact of the restatement adjustments. All amounts, except per share amounts, are in thousands.

Consolidated Balance Sheet

                                                                           2003
                                                                            As
                                                                        previously    Restatement      2003
                                                                         reported      amounts(1)  As restated
                                                                        ------------  -----------  ------------
Current assets:
     Cash and cash equivalents ........................................  $  17,867     $    --       $  17,867
     Short-term investments, at market value ..........................         27          --              27
     Receivables, net of allowance ....................................     31,950          (229)       31,721
     Receivables related to captive insurance subsidiary ..............        450          --             450
     Inventories ......................................................     20,799          --          20,799
     Prepaid income taxes .............................................      5,800          --           5,800
     Prepaid and other current assets .................................      9,729         2,133        11,862
                                                                         ---------     ---------     ---------
        Total current assets ..........................................     86,622         1,904        88,526
Property and equipment, net ...........................................    419,802         6,907       426,709
Goodwill ..............................................................    105,326          --         105,326
Restricted assets related to captive insurance subsidiary .............     10,763          --          10,763
Other intangible assets, net ..........................................      1,137          --           1,137
Other assets, net .....................................................     20,351        (1,734)       18,617
                                                                         ---------     ---------     ---------
                                                                         $ 644,001     $   7,077     $ 651,078
                                                                         =========     =========     =========

Current liabilities:
     Current portion of long-term debt ................................$     192     $    --       $     192
     Accounts payable .................................................   37,633          --          37,633
     Accrued expenses and other current liabilities ...................   96,637        (4,697)       91,940
     Loss reserve and unearned premiums related to captive
        insurance subsidiary ..........................................   11,007        (5,750)        5,257
     Accrued dividends ................................................    3,863          --           3,863
                                                                       ---------     ---------     ---------
        Total current liabilities .....................................  149,332       (10,447)      138,885
                                                                       ---------     ---------     ---------
Non-current liabilities:
     Long-term debt - less current portion ............................   20,670          --          20,670
     Deferred income taxes ............................................    5,880        (1,687)        4,193
     Other non-current liabilities ....................................    8,387        25,800        34,187
                                                                       ---------     ---------     ---------
        Total non-current liabilities .................................   34,937        24,113        59,050
                                                                       ---------     ---------     ---------
        Total liabilities .............................................  184,269        13,666       197,935
                                                                       ---------     ---------     ---------
Stockholders' equity:
     Preferred stock ..................................................     --            --            --
     Common stock .....................................................    1,085          --           1,085
     Additional paid-in capital .......................................  201,951          --         201,951
     Unearned compensation ............................................   (1,377)         --          (1,377)
     Retained earnings ................................................  523,954        (6,589)      517,365
                                                                       ---------     ---------     ---------
                                                                         725,613        (6,589)      719,024
     Treasury stock ................................................... (265,881)         --        (265,881)
                                                                       ---------     ---------     ---------
        Total stockholders' equity.....................................  459,732        (6,589)      453,143
                                                                       ---------     ---------     ---------
                                                                       $ 644,001     $   7,077     $ 651,078
                                                                       =========     =========     =========

(1) The following reclassifications are included in Restatement amounts above:

          o    Property and equipment, net 1,734
          o    Other assets, net (1,734)
          o    Accrued expenses and other current liabilities(10,271)
          o    Loss reserve and unearned premiums related to captive insurance subsidiary (5,750)
          o    Other non-current liabilities 16,021

Consolidated Statement of Earnings

                                                                           2003
                                                                            As
                                                                        previously           Restatement               2003
                                                                         reported              amounts             As restated
                                                                       ------------          -----------           -----------
Revenues:
     Company restaurant sales .......................................     $ 867,158            $    --               $ 867,158
     Franchise royalties and fees ...................................       109,833                (229)               109,604
     Other franchise income .........................................        13,147                 --                  13,147
                                                                          ---------            ---------             ---------
        Total operating revenue .....................................       990,138                (229)               989,909
                                                                          ---------            ---------             ---------
Cost of company restaurant sales:
     Food and beverage ..............................................       225,346                 --                 225,346
     Labor ..........................................................       283,745                  17                283,762
     Direct and occupancy ...........................................       216,677                 716                217,393
     Pre-opening expense ............................................         1,950                  70                  2,020
                                                                          ---------            ---------             ---------
        Total cost of company restaurant sales ......................       727,718                 803                728,521
                                                                          ---------            ---------             ---------
Cost of other franchise income ......................................        12,697                 --                  12,697
General and administrative expenses .................................        95,013                 (62)                94,951
Amortization of intangible assets ...................................           364                 --                     364
Loss on disposition of restaurants and equipment ....................           699                 --                     699
                                                                          ---------            ---------             ---------
Operating earnings ..................................................       153,647                (970)               152,677
                                                                          ---------            ---------             ---------
Other income (expense):
     Investment income ..............................................         1,554                 --                   1,554
     Interest expense ...............................................        (1,733)                --                  (1,733)
     Impairment of Chevys note receivable ...........................        (8,803)                --                  (8,803)
     Other income ...................................................         1,520               2,202                  3,722
                                                                          ---------            ---------             ---------
        Total other income (expense) ................................        (7,462)              2,202                 (5,260)
                                                                          ---------            ---------             ---------
Earnings before income taxes ........................................       146,185               1,232                147,417
Income taxes ........................................................        52,627                 441                 53,068
                                                                          ---------            ---------             ---------
Net earnings ........................................................     $  93,558            $    791              $  94,349
                                                                          =========            =========             =========

Basic net earnings per common share .................................     $    1.13            $   0.01              $    1.14
                                                                          =========            =========             =========
Diluted net earnings per common share(1) ............................     $    1.10            $   0.01              $    1.10
                                                                          =========            =========             =========

Basic weighted average shares outstanding ...........................        82,944              82,944                 82,944
                                                                          =========            =========             =========
Diluted weighted shares outstanding .................................        85,409              85,409                 85,409
                                                                          =========            =========             =========

(1) Diluted net earnings per common share do not add across due to rounding.

Consolidated Statement of Earnings

                                                                           2002
                                                                            As
                                                                        previously         Restatement            2002
                                                                         reported            amounts          As restated
                                                                        ------------       -----------        ------------
Revenues:
     Company restaurant sales .......................................    $ 724,616         $    --              $ 724,616
     Franchise royalties and fees ...................................      102,180              --                102,180
     Other franchise income .........................................        2,688              --                  2,688
                                                                         ---------         ---------            ---------
        Total operating revenue .....................................      829,484              --                829,484
                                                                         ---------         ---------            ---------
Cost of company restaurant sales:
     Food and beverage ..............................................      192,424              --                192,424
     Labor ..........................................................      238,266             1,992              240,258
     Direct and occupancy ...........................................      181,767               609              182,376
     Pre-opening expense ............................................        1,974                70                2,044
                                                                         ---------         ---------            ---------
        Total cost of company restaurant sales ......................      614,431             2,671              617,102
                                                                         ---------         ---------            ---------
Cost of other franchise income ......................................        2,173              --                  2,173
General and administrative expenses .................................       81,653               447               82,100
Amortization of intangible assets ...................................          381              --                    381
Loss on disposition of restaurants and equipment ....................        1,138              --                  1,138
                                                                         ---------         ---------            ---------
Operating earnings ..................................................      129,708            (3,118)             126,590
                                                                         ---------         ---------            ---------
Other income (expense):
     Investment income ..............................................        1,498              --                  1,498
     Interest expense ...............................................       (2,168)             --                 (2,168)
     Other income ...................................................        1,098              (800)                 298
                                                                         ---------         ---------            ---------
        Total other income (expense) ................................          428              (800)                (372)
                                                                         ---------         ---------            ---------
Earnings before income taxes ........................................      130,136            (3,918)            126, 218
Income taxes ........................................................       47,109            (1,418)              45,691
                                                                         ---------         ---------            ---------
Net earnings ........................................................    $  83,027         $  (2,500)           $  80,527
                                                                         =========         =========            =========

Basic net earnings per common share .................................    $    1.00         $   (0.03)           $    0.97
                                                                         =========         =========            =========
Diluted net earnings per common share ...............................    $    0.97         $   (0.03)           $    0.94
                                                                         =========         =========            =========

Basic weighted average shares outstanding ...........................       83,407            83,407               83,407
                                                                         =========         =========            =========
Diluted weighted shares outstanding .................................       85,382            85,382               85,382
                                                                         =========         =========            =========

                         APPLEBEE'S INTERNATIONAL, INC.
                                  EXHIBIT INDEX

   Exhibit
    Number                                           Description of Exhibit
------------ --------------------------------------------------------------------------------------------------

       3.1       Certificate of Incorporation, as amended, of the Registrant
                 (incorporated by reference to Exhibit 3.1 of the Registrant's
                 Annual Report on Form 10-K for the fiscal year ended December
                 31, 1995).

       3.2       Restated and Amended By-laws of the Registrant.

       4.1       Certificate of the Voting Powers, Designations, Preferences and
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

      10.1       Form of Applebee's Development Agreement.

      10.2       Form of Applebee's Franchise Agreement.

      10.3       Schedule of Applebee's Development and Franchise Agreements as
                 of December 26, 2004.

      10.4       Revolving Credit Agreement dated as of November 5, 2001, as amended (incorporated by reference to Exhibit 10.4 of the
                 Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 2003 and Exhibit 10.5 of the Registrant's
                 Quarterly Report on Form 10-Q for the fiscal quarter ended
                 September 26, 2004).

      10.5       Revolving Credit Agreement dated as of December 3, 2004
                 (incorporated by reference to Exhibit 10.1 of the Registrant's
                 Form 8-K filed on December 7, 2004).

                 Management Contracts and Compensatory Plans or Arrangements

      10.6       Amended and Restated 1995 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly
                 Report on Form 10-Q for the fiscal quarter ended June 27, 2004)
                 and Amendment to Amended and Restated 1995 Equity Incentive
                 Plan (attached hereto).

      10.7       Employee Stock Purchase Plan, as amended (incorporated by
                 reference to Exhibit 10.10 of the Registrant's Annual Report on
                 Form 10-K for the fiscal year ended December 31, 2000, Exhibit
                 10.2 of the Registrant's Quarterly Report on Form 10-Q for the
                 fiscal quarter ended September 30, 2001, and Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2002).

      10.8       1999 Management and Executive Incentive Plan (incorporated by reference to Exhibit 10.13 of the Registrant's Annual Report on
                 Form 10-K for the fiscal year ended December 26, 1999).

                                      E-1

  Exhibit
  Number         Description of Exhibit
---------------  ---------------------------------------------------------------------------------------------------

        10.9     Nonqualified Deferred Compensation Plan (incorporated by
                 reference to Exhibit 10.12 of the Registrant's Annual Report on
                 Form 10-K for the fiscal year ended December 28, 2003).

       10.10     1999 Employee Incentive Plan, as amended (incorporated by
                 reference to Exhibit 10.11 of the Registrant's Annual Report on
                 Form 10-K for the fiscal year ended December 29, 2002).

       10.11     2001 Senior Executive Bonus Plan (incorporated by reference to
                 Exhibit 10.12 of the Registrant's Annual Report on Form 10-K
                 for the fiscal year ended December 29, 2002).

       10.12     Employment Agreement, dated January 27, 1994, with Lloyd L.
                 Hill (incorporated by reference to Exhibit 10.4 of the
                 Registrant's Quarterly Report on Form 10-Q for the fiscal
                 quarter ended March 27, 1994).

       10.13     Severance and Noncompetition Agreement, dated January 27, 1994, with Lloyd L. Hill (incorporated by reference to Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q for the
                 fiscal quarter ended March 27, 1994).

       10.14     Employment Agreement, dated August 7, 2002, with Steven K.
                 Lumpkin (incorporated by reference to Exhibit 10.1 of the
                 Registrant's Quarterly Report on Form 10-Q for the fiscal
                 quarter ended September 29, 2002).

       10.15     Memorandum of Understanding, dated October 5, 2002, with Louis
                 A. Kaucic (incorporated by reference to Exhibit 10.14 of the
                 Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 2003).

       10.16     Memorandum of Understanding, dated May 12, 2003, with Robert T.
                 Steinkamp (incorporated by reference to Exhibit 10.1 of the
                 Registrant's Quarterly Report on Form 10-Q for the fiscal
                 quarter ended September 28, 2003).

       10.17     Confidentiality, Non-Solicitation and Non-Competition
                 Agreement, dated May 12, 2003, with Robert T. Steinkamp
                 (incorporated by reference to Exhibit 10.2 of the Registrant's
                 Quarterly Report on Form 10-Q for the fiscal quarter ended
                 September 28, 2003).

       10.18    Previous Form of Change in Control Agreement (incorporated by
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

       10.20    Current Form of Change in Control and Noncompete Agreement
                (incorporated by reference to Exhibit 10.4 of the Registrant's
                Quarterly Report on Form 10-Q for the fiscal quarter ended
                September 26, 2004) and schedule of parties thereto.

       10.21    Form of Officer Nonqualified Stock Option Agreement
                (incorporated by reference to Exhibit 10.1 of the Registrant's
                Form 8-K filed on December 15, 2004).

       10.22    Form of Officer  Incentive Stock Option  Agreement (incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K filed on December 15, 2004).

       10.23    Form of Officer  Restricted Stock Award  Agreement (incorporated by reference to Exhibit 10.3 of the Registrant's Form 8-K filed on December 15, 2004).

                                      E-2

  Exhibit
  Number         Description of Exhibit
---------------  ---------------------------------------------------------------------------------------------------

       10.24    Form of Officer Restricted Stock Award Agreement for shares subject to the Company's stock ownership guidelines
                (incorporated by reference to Exhibit 10.4 of the Registrant's
                Form 8-K filed on December 15, 2004).

       10.25    Form of Nonqualified Stock Option Agreement for Nonemployee
                Directors (incorporated by reference to Exhibit 10.5 of the
                Registrant's Form 8-K filed on December 15, 2004).

       10.26    Form of Restricted Stock Award for Nonemployee Directors
                (incorporated by reference to Exhibit 10.6 of the Registrant's
                Form 8-K filed on December 15, 2004).

       10.27    Executive Nonqualified Stock Purchase Plan (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report
                on Form 10-Q for the fiscal quarter ended June 27, 2004).

       10.28    Form of Indemnification Agreement with all Officers and
                Directors (incorporated by reference to Exhibit 10.3 of the
                Registrant's Quarterly Report on Form 10-Q for the fiscal
                quarter ended June 27, 2004) and schedule of parties thereto.

       10.29    Executive Retirement Plan (incorporated by reference to Exhibit
                10.1 of the Registrant's Quarterly Report on Form 10-Q for the
                fiscal quarter ended March 28, 2004).

       10.30    Executive Health Plan (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2004).

       10.31    Named Executive Officer Employment Arrangements.

       10.32    Director Compensation Policy.

       10.33    Stock Ownership Guidelines (incorporated by reference to Exhibit
                10.2 of the Registrant's Form 8-K filed on January 7, 2005).

       10.34    FlexPerx Program (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on January 7, 2005).

       21       Subsidiaries of Applebee's International, Inc.

       23.1     Consent of Deloitte & Touche LLP.

       24       Power of Attorney (see page 38 of the Form 10-K).

       31.1     Certification of Chairman and Chief Executive Officer Pursuant
                to SEC Rule 13a-14(a).

       31.2     Certification of Chief Financial Officer Pursuant to SEC Rule
                13a-14(a).

       32       Certification of Chairman and Chief Executive Officer and Chief
                Financial Officer Pursuant to 18 U.S.C. Section 1350.

                                      E-3