Form 10-Q
period 2005-03-27
APPLEBEES INTERNATIONAL INC
filed 2005-04-28
CIK 853665

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended             March 27, 2005
                               -------------------------------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ----------------

Commission File Number:         000-17962
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
requirements for the past 90 days.       Yes       X            No
                                              -----------          -----------

Indicate by check mark whether the registrant is an accelerated filer (as
defined by Rule 12b-2 of the Act).       Yes       X            No
                                             -----------           -----------

The number of shares of the registrant's common stock outstanding as of April
22, 2005 was 81,125,240.

                         APPLEBEE'S INTERNATIONAL, INC.
                                    FORM 10-Q
                       FISCAL QUARTER ENDED MARCH 27, 2005
                                      INDEX

PART I              FINANCIAL INFORMATION                                               Page
------              ---------------------                                               ----

Item 1.             Condensed Consolidated Financial Statements:

                    Consolidated Balance Sheets as of March 27, 2005
                       and December 26, 2004........................................      3

                    Consolidated Statements of Earnings for the 13 Weeks
                       Ended March 27, 2005 and March 28, 2004 (as restated)........      4

                    Consolidated Statement of Stockholders' Equity for the
                       13 Weeks Ended March 27, 2005................................      5

                    Consolidated Statements of Cash Flows for the 13 Weeks
                       Ended March 27, 2005 and March 28, 2004 (as restated)........      6

                    Notes to Condensed Consolidated Financial Statements............      8

Item 2.             Management's Discussion and Analysis of

PART II             OTHER INFORMATION
-------             -----------------

                         PART I. FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      (in thousands, except share amounts)

                                                                                        March 27,         December 26,
                                                                                          2005               2004
                                                                                      --------------     -------------
                                     ASSETS

Current assets:
     Cash and cash equivalents...................................................      $    6,195         $   10,642
     Short-term investments, at market value.....................................             282                282
     Receivables (less allowance for bad debts of $394 in 2005 and $417 in 2004).          43,712             39,152
     Receivables related to captive insurance subsidiary.........................           4,163              2,566
     Inventories.................................................................          28,755             35,936
     Prepaid and other current assets............................................          15,660             12,079
                                                                                      --------------     -------------
        Total current assets.....................................................          98,767            100,657
Property and equipment, net......................................................         506,072            486,548
Goodwill.........................................................................         117,002            116,344
Restricted assets related to captive insurance subsidiary........................          18,162             17,386
Other intangible assets, net.....................................................           8,318              8,524
Other assets, net................................................................          27,429             24,972
                                                                                      --------------     -------------
                                                                                       $  775,750         $  754,431
                                                                                      ==============     =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt...........................................      $      233         $      222
     Notes payable...............................................................           2,000                 --
     Accounts payable............................................................          34,811             42,830
     Accrued expenses and other current liabilities..............................          85,829             89,064
     Loss reserve and unearned premiums related to captive insurance subsidiary..          15,168             12,137
     Accrued dividends...........................................................              --              4,867
     Accrued income taxes........................................................          15,495              2,578
                                                                                      --------------     -------------
        Total current liabilities................................................         153,536            151,698
                                                                                      --------------     -------------
Non-current liabilities:
     Long-term debt - less current portion.......................................          25,412             35,472
     Deferred income taxes.......................................................          32,185             28,995
     Other non-current liabilities...............................................          43,802             41,539
                                                                                      --------------     -------------
        Total non-current liabilities............................................         101,399            106,006
                                                                                      --------------     -------------
        Total liabilities........................................................         254,935            257,704
                                                                                      --------------     -------------
Commitments and contingencies (Note 4)
Stockholders' equity:
     Preferred stock - par value $0.01 per share: authorized - 1,000,000 shares;
        no shares issued.........................................................            --                 --
     Common stock - par value $0.01 per share:  authorized - 125,000,000 shares;
        issued - 108,503,243 shares..............................................           1,085              1,085
     Additional paid-in capital..................................................         228,474            220,897
     Unearned compensation.......................................................          (4,155)            (1,924)
     Retained earnings...........................................................         654,972            623,315
                                                                                      --------------     -------------
                                                                                          880,376            843,373

     Treasury stock - 27,428,482 shares in 2005 and 27,375,044 shares in 2004,
         at cost.................................................................        (359,561)          (346,646)
                                                                                      --------------     -------------
Total stockholders' equity.......................................................         520,815            496,727
                                                                                      --------------     -------------
                                                                                       $  775,750         $  754,431
                                                                                      ==============     =============
            See notes to condensed consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                                                 13 Weeks Ended
                                                                         --------------------------------
                                                                          March 27,         March 28,
                                                                             2005              2004
                                                                         -------------     -------------
                                                                                           (as restated)
       Revenues:
            Company restaurant sales................................       $ 270,458         $ 243,560
            Franchise royalties and fees............................          33,008            30,715
            Other franchise income..................................           1,065             3,115
                                                                         -------------     -------------
               Total operating revenues.............................         304,531           277,390
                                                                         -------------     -------------
       Cost of company restaurant sales:
            Food and beverage.......................................          71,635            63,515
            Labor...................................................          88,724            79,655
            Direct and occupancy....................................          66,367            59,342
            Pre-opening expense.....................................           1,167               567
                                                                         -------------     -------------
               Total cost of company restaurant sales...............         227,893           203,079
                                                                         -------------     -------------
       Cost of other franchise income...............................             819             2,937
       General and administrative expenses..........................          26,946            25,422
       Amortization of intangible assets............................             228                86
       Loss on disposition of restaurants and equipment.............             297               495
                                                                         -------------     -------------
       Operating earnings...........................................          48,348            45,371
                                                                         -------------     -------------
       Other income (expense):
            Investment income (expense).............................             (41)              223
            Interest expense........................................            (337)             (344)
            Other income............................................             435               461
                                                                         -------------     -------------
               Total other income...................................              57               340
                                                                         -------------     -------------
       Earnings before income taxes.................................          48,405            45,711
       Income taxes.................................................          16,748            15,975
                                                                         -------------     -------------
       Net earnings.................................................       $  31,657         $  29,736
                                                                         =============     =============

       Basic net earnings per common share..........................       $    0.39         $    0.36
                                                                         =============     =============
       Diluted net earnings per common share........................       $    0.38         $    0.35
                                                                         =============     =============

       Basic weighted average shares outstanding....................          80,705            81,986
                                                                         =============     =============
       Diluted weighted average shares outstanding..................          82,375            84,628
                                                                         =============     =============

            See notes to condensed consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                                 (in thousands)

                                                          Common Stock      Additional                                             Total
                                                      ---------------------   Paid-In     Unearned      Retained    Treasury    Stockholders'
                                                        Shares     Amount     Capital   Compensation    Earnings     Stock         Equity
                                                      ---------- ---------- ----------- ------------   ----------  ----------    ------------

Balance, December 26, 2004 .......................     108,503   $   1,085   $ 220,897   $  (1,924)    $ 623,315   $(346,646)    $ 496,727

   Net earnings ..................................        --          --          --          --          31,657        --          31,657
   Purchases of treasury stock ...................        --          --          --          --            --       (18,657)      (18,657)
   Stock options exercised and related tax benefit        --          --         4,975        --            --         4,590         9,565
   Shares issued under employee benefit plans ....        --          --           617        --            --           410         1,027
   Restricted shares awarded under equity
      incentive plans, net of cancellations ......        --          --         1,985      (2,727)         --           742          --
   Amortization of unearned compensation
     relating to restricted shares ...............        --          --          --           496          --          --             496
                                                       -------   ---------   ---------   ----------   ----------   ----------   ------------

Balance, March 27, 2005 ..........................     108,503   $   1,085   $ 228,474   $  (4,155)    $ 654,972   $(359,561)    $ 520,815
                                                       =======   =========   =========   ==========   ==========   ==========   ============

            See notes to condensed consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                                             13 Weeks Ended
                                                                                                    --------------------------------
                                                                                                        March 27,         March 28,
                                                                                                          2005               2004
                                                                                                    --------------     -------------
                                                                                                                       (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings ..........................................................................           $ 31,657            $ 29,736
     Adjustments to reconcile net earnings to net
        cash provided by operating activities:
        Depreciation and amortization ......................................................             12,531              11,189
        Amortization of intangible assets ..................................................                228                  86
        Amortization of unearned compensation ..............................................                496                 338
        Other amortization .................................................................                 63                  39
        Deferred income tax provision ......................................................              1,659                 246
        Loss on disposition of restaurants and equipment ...................................                297                 495
        Income tax benefit from exercise of stock options ..................................              2,638               3,108
     Changes in assets and liabilities (exclusive of effects of acquisitions):
        Receivables ........................................................................             (4,560)             (3,939)
        Receivables related to captive insurance subsidiary ................................             (1,597)             (7,705)
        Inventories ........................................................................              7,181              (9,510)
        Prepaid and other current assets ...................................................             (2,050)             (4,163)
        Accounts payable ...................................................................             (8,019)              3,604
        Accrued expenses and other current liabilities .....................................             (5,887)            (17,547)
        Loss reserve and unearned premiums related to captive insurance
          subsidiary .......................................................................              3,031              12,378
        Income taxes .......................................................................             12,917              14,236
        Other non-current liabilities ......................................................                  6                 643
        Other ..............................................................................               (282)               (467)
                                                                                                       --------            --------
        NET CASH PROVIDED BY OPERATING ACTIVITIES ..........................................             50,309              32,767
                                                                                                       --------            --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment ...................................................            (24,619)            (13,796)
     Restricted assets related to captive insurance subsidiary .............................               (776)             (3,074)
     Acquisition of restaurants ............................................................             (5,742)               --
     Purchases of short-term investments ...................................................               --                  (253)
     Other investing activities ............................................................               --                  (966)
                                                                                                       --------            --------
        NET CASH USED BY INVESTING ACTIVITIES ..............................................            (31,137)            (18,089)
                                                                                                       --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchases of treasury stock ...........................................................            (18,657)            (32,039)
     Dividends paid ........................................................................             (4,867)             (3,863)
     Issuance of common stock upon exercise of stock options ...............................              6,927               4,971
     Shares issued under employee benefit plans ............................................              1,027               2,915
     Net debt proceeds (payments) ..........................................................             (8,049)              4,959
                                                                                                       --------            --------
        NET CASH USED BY FINANCING ACTIVITIES ..............................................            (23,619)            (23,057)
                                                                                                       --------            --------
NET DECREASE IN CASH AND CASH EQUIVALENTS ..................................................             (4,447)             (8,379)
CASH AND CASH EQUIVALENTS, beginning of period .............................................             10,642              17,867
                                                                                                       --------            --------
CASH AND CASH EQUIVALENTS, end of period ...................................................           $  6,195            $  9,488
                                                                                                       ========            ========

            See notes to condensed consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                   (Unaudited)
                                 (in thousands)

                                                                                           13 Weeks Ended
                                                                                 ------------------------------------
                                                                                    March 27,           March 28,
                                                                                      2005                2004
                                                                                 ----------------    ----------------
                                                                                                      (as restated)
SUPPLEMENTAL DISCLOSURES OF CASH
     FLOW INFORMATION:
     Cash paid during the 13 week period for:
       Income taxes........................................................         $       626         $       114
                                                                                 ================    ================
       Interest............................................................         $       210         $       173
                                                                                 ================    ================

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

In April 2005, we finalized the acquisition of eight Applebee's restaurants that were closed in 2004 by a former franchisee.  We paid approximately $5,700,000 in cash in the first  quarter of fiscal 2005 and paid  approximately  $2,300,000 in cash in the second quarter of fiscal 2005.

We issued  restricted  common  stock,  net of  forfeitures,  of  $2,727,000  and
$1,497,000  for  the  13  weeks  ended  March  27,  2005  and  March  28,  2004, respectively.

In 2002,  we entered  into a rabbi trust  agreement to protect the assets of the nonqualified deferred compensation plan for certain of our associates.  The plan investments  are  included  in other  assets and the  offsetting  obligation  is included in other non-current liabilities in our consolidated balance sheets. We had non-cash increases in these balances of $2,257,000 and $1,888,000 for the 13 weeks ended March 27, 2005 and March 28, 2004, respectively.

In 2004,  we made  matching  contributions  in shares of our  common  stock to a profit sharing plan and trust  established in accordance  with Section 401(k) of the Internal Revenue Code of $1,308,000.

           See notes to condensed consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Basis of Presentation

Our condensed  consolidated financial statements included in this Form 10-Q have been prepared  without audit in accordance with the rules and regulations of the
Securities and Exchange  Commission.  Although certain  information and footnote disclosures  normally  included in financial  statements  prepared in accordance with accounting  principles  generally  accepted in the United States of America have been condensed or omitted,  we believe that the disclosures are adequate to make the  information  presented  not  misleading.  The  accompanying  condensed consolidated financial statements should be read in conjunction with the audited financial  statements  and notes  thereto  included in our Annual Report on Form
10-K for the fiscal year ended December 26, 2004.

We  believe  that  all   adjustments,   consisting  only  of  normal   recurring
adjustments,  necessary  for a fair  presentation  of the results of the interim periods  presented  have been made.  The results of  operations  for the interim periods  presented are not necessarily  indicative of the results to be expected for the full year.

We have made certain  reclassifications to the condensed  consolidated financial statements to conform to the fiscal 2005 presentation.

2.       Restatement of Financial Statements

Like many other companies in the  restaurant,  retail and other  industries,  we reviewed  our  accounting  treatment  for  leases  and  depreciation  of related leasehold improvements during the fourth fiscal quarter of 2004 and restated our consolidated  financial  statements for fiscal years 2003 and 2002 and the first three fiscal  quarters of fiscal 2004 in our Annual  Report on Form 10-K for the fiscal year ended December 26, 2004.

Historically,  when accounting for leases with renewal options,  we had recorded rent  expense on a  straight-line  basis over the initial  non-cancelable  lease term,  with the term  commencing when actual rent payments began and depreciated leasehold  improvements  on those  properties  over a maximum period of 20 years which, in certain cases,  included a portion of the renewal option  periods.  We corrected  our lease term to include  option  periods where failure to recognize such options would result in an economic  penalty such that the renewal  appears reasonably assured.  The primary result of this correction was to accelerate the recognition  of rent  expense  under  certain  leases  that  include  fixed-rent escalations.  In addition,  the lease term is deemed to commence on the date the company becomes  legally  obligated for rent payments.  Therefore,  we adopted a policy to capitalize  the  straight-line  rent amounts  during the  construction period of  leased  properties,  which  resulted  in an  increase  to  previously reported property and equipment in the restated  consolidated balance sheets and an increase to depreciation expense in the restated  consolidated  statements of earnings.  Straight-line rent subsequent to the construction period and prior to the restaurant  opening is recognized as expense,  which resulted in an increase to  previously  reported  pre-opening  expenses  in  the  restated  consolidated statements of earnings.

In  connection  with the  restatement  for  lease  accounting  matters,  we also corrected previously identified immaterial errors, primarily related to vacation and workers' compensation expense.

The following table contains information regarding the impact of the restatement adjustments  on our  consolidated  statement  of earnings for the 13 weeks ended
March 28, 2004. All amounts, except per share amounts, are in thousands.

Consolidated Statement of Earnings

                                                                     13 Weeks Ended
                                                                     March 28, 2004                      13 Weeks Ended
                                                                     (As previously       Restatement    March 28, 2004
                                                                        reported)           amounts      (As restated)
Revenues:                                                             -------------       ----------     --------------
     Company restaurant sales........................................    $ 243,560        $     --           $ 243,560
     Franchise royalties and fees ....................................      30,772               (57)           30,715
     Other franchise income ..........................................       3,115              --               3,115
                                                                         ---------         ---------         ---------
        Total operating revenue ......................................     277,447               (57)          277,390
                                                                         ---------         ---------         ---------
Cost of company restaurant sales:
     Food and beverage ...............................................      63,515              --              63,515
     Labor ...........................................................      79,659                (4)           79,655
     Direct and occupancy ............................................      59,069               273            59,342
     Pre-opening expense .............................................         550                17               567
                                                                         ---------         ---------         ---------
        Total cost of company restaurant sales .......................     202,793               286           203,079
                                                                         ---------         ---------         ---------
Cost of other franchise income .......................................       2,937              --               2,937
General and administrative expenses ..................................      25,517               (95)           25,422
Amortization of intangible assets ....................................          86              --                  86
Loss on disposition of restaurants and equipment .....................         495              --                 495
                                                                         ---------         ---------         ---------
Operating earnings ...................................................      45,619              (248)           45,371
                                                                         ---------         ---------         ---------
Other income (expense):
     Investment income ...............................................         223              --                 223
     Interest expense ................................................        (344)             --                (344)
     Other income ....................................................        (109)              570               461
                                                                         ---------         ---------         ---------
        Total other income (expense) .................................        (230)              570               340
                                                                         ---------         ---------         ---------
Earnings before income taxes .........................................      45,389               322            45,711
Income taxes .........................................................      15,886                89            15,975
                                                                         ---------         ---------         ---------
Net earnings.........................................................    $  29,503         $     233         $  29,736
                                                                         =========         =========         =========

Basic net earnings per common share..................................    $    0.36         $    --           $    0.36
                                                                         =========         =========         =========
Diluted net earnings per common share................................    $    0.35         $    --           $    0.35
                                                                         =========         =========         =========

Basic weighted average shares outstanding ............................      81,986                              81,986
                                                                         =========                           =========
Diluted weighted shares outstanding ..................................      84,628                              84,628
                                                                         =========                           =========

3.       Stock-Based Compensation

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

                                                                             13 Weeks Ended
                                                                   ----------------------------------
                                                                      March 27,         March 28,
                                                                        2005              2004
                                                                   ----------------  ----------------
                                                                                      (as restated)
Net earnings, as reported........................................    $     31,657      $     29,736

Add: Stock-based compensation expense included
    in net earnings, net of related taxes........................             282               298
Less: Total stock-based employee compensation expense
    determined under fair value based methods for all
    awards, net of related taxes.................................           1,604             2,576
                                                                   ----------------  ----------------

Pro forma net earnings...........................................    $     30,335      $     27,458
                                                                   ================  ================

Basic net earnings per common share, as reported.................    $       0.39      $       0.36
                                                                   ================  ================
Basic net earnings per common share, pro forma...................    $       0.38      $       0.33
                                                                   ================  ================
Diluted net earnings per common share, as reported...............    $       0.38      $       0.35
                                                                   ================  ================
Diluted net earnings per common share, pro forma.................    $       0.37      $       0.32
                                                                   ================  ================

4.       Commitments and Contingencies

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

Lease guarantees and  contingencies:  In connection with the sale of restaurants
to  franchisees  and  other  parties,  we  have,  in  certain  cases,   remained
contingently  liable for the remaining lease payments.  As of March 27, 2005, we have outstanding  lease guarantees of  approximately  $18,800,000.  These leases expire at various times  throughout  the next several years with the final lease agreement expiring in 2025. In addition, we or our subsidiaries are contingently liable for various  leases that we have assigned in connection  with the sale of restaurants  to  franchisees  and  other  parties,  in the  potential  amount of
$17,700,000.  We have not  recorded a liability as of March 27, 2005 or December
26, 2004.

Franchisee guarantees: In November 2003, we arranged for a third-party financing company to provide up to  $75,000,000  to qualified  franchisees  for short-term loans to fund remodel investments,  subject to our approval.  Under the terms of this financing  program,  we will provide a limited guarantee pool for the loans advanced  during the  three-year  period ending  December  2006. As of March 27,
2005, there were loans outstanding to four franchisees aggregating approximately
$1,300,000 under this program.

In May 2004,  we arranged for a third-party  financing  company to provide up to
$250,000,000  to  qualified  franchisees  for loans to fund  development  of new restaurants  through  October 2007,  subject to our approval.  We will provide a limited guarantee of certain loans advanced under this program.  As of March 27,
2005, there were loans outstanding to two franchisees aggregating  approximately
$14,100,000 under this program.  The fair value of our guarantee under these two financing  programs was less than $100,000 and is recorded in other  non-current liabilities in our consolidated balance sheet as of March 27, 2005.

Severance  agreements:  We have severance and employment agreements with certain officers  providing for severance  payments to be made in the event the employee resigns or is terminated  related to a change in control.  The agreements define the  circumstances  which will constitute a change in control.  If the severance payments had been due as of March 27, 2005,  we would have been required to make payments totaling approximately $13,200,000.  In addition, we have severance and employment  agreements with certain officers which contain severance  provisions not  related  to a change in  control.  Those  provisions  would  have  required aggregate  payments  of  approximately  $6,900,000  if such  officers  had  been terminated as of March 27, 2005.

5.       Net Earnings Per Share

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

                                                                               13 Weeks Ended
                                                                ----------------------------------------------
                                                                      March 27,               March 28,
                                                                        2005                    2004
                                                                ----------------------  ----------------------
                                                                                            (as restated)
      Net earnings............................................      $     31,657            $     29,736
                                                                ======================  ======================

      Basic weighted average shares outstanding...............            80,705                  81,986
      Dilutive effect of stock options and
           equity-based compensation..........................             1,670                   2,642
                                                                ----------------------  ----------------------
      Diluted weighted average shares outstanding.............            82,375                  84,628
                                                                ======================  ======================
      Basic net earnings per common share.....................      $       0.39            $       0.36
                                                                ======================  ======================
      Diluted net earnings per common share...................      $       0.38            $       0.35
                                                                ======================  ======================

We excluded  stock options with exercise  prices greater than the average market price of our common stock for the  applicable  periods from the  computation  of diluted weighted average shares  outstanding.  There were approximately  167,000 and 21,000 of these  options for the 13 weeks ended March 27, 2005 and March 28,
2004, respectively.

6.       Acquisitions

In April 2005, we finalized the acquisition of eight Applebee's restaurants that were closed in fiscal 2004 by a former franchisee for  approximately  $8,800,000 payable in cash.  In connection  with this  acquisition,  we paid  approximately
$800,000 in cash in the fourth quarter of fiscal 2004,  approximately $5,700,000 in cash in the first quarter of fiscal 2005 and approximately $2,300,000 in cash in the second quarter of

fiscal 2005.  The purchase  price of $8,800,000  has been  allocated to the fair value of property and  equipment  of  approximately  $8,200,000  and goodwill of approximately $600,000. The restaurants will be re-opened throughout fiscal 2005 as they are remodeled.  The first restaurant opened in March 2005. Our condensed consolidated  financial  statements reflect these restaurants  subsequent to the date of acquisition.  Due to the  administrative  and training costs to re-enter this market,  this  acquisition  is expected to be slightly  dilutive to our net earnings for fiscal 2005.

On April 26, 2004, we completed our  acquisition of the operations and assets of ten Applebee's  restaurants  located in Southern  California  for  approximately
$13,800,000 in cash. Our financial  statements reflect the results of operations for these restaurants subsequent to the date of acquisition.  The purchase price was  allocated  to the fair  value of  property  and  equipment  of  $2,500,000, goodwill of $10,800,000  and other net assets of  approximately  $500,000.  This transaction  did not have a  significant  impact on our net  earnings for fiscal
2004.   Company   restaurant  sales  for  these   restaurants  would  have  been
approximately  $6,600,000  for  the 13  weeks  ended  March  28,  2004  had  the acquisition occurred at the beginning of that period.

7.       Goodwill and Other Intangible Assets

Changes in goodwill are summarized below (in thousands):

                                                                   13 Weeks Ended         52 Weeks Ended
                                                                      March 27,             December 26,
                                                                        2005                    2004

    Carrying amount, beginning of the year..................        $    116,344            $    105,326
    Goodwill acquired during the period.....................                 658                  11,018
                                                                ----------------------  ----------------------
    Goodwill amount, end of period..........................        $    117,002            $    116,344
                                                                ======================  ======================

Intangible assets subject to amortization pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets," are summarized below (in thousands):

                                                                  March 27, 2005
                                             ---------------------------------------------------------
                                              Gross Carrying       Accumulated           Net Book
                                                  Amount          Amortization            Value
                                             ------------------  ----------------    -----------------
Amortized intangible assets:
    Franchise interest and rights ...........        $ 6,371             $ 5,647             $   724
    Lease acquisition costs .................          4,911                 415               4,496
    Noncompete agreement ....................            350                 306                  44
                                             ------------------   ---------------    -----------------
Total .......................................        $11,632             $ 6,106             $ 5,526
                                             ==================   ===============    =================

                                                                 December 26, 2004
                                             ----------------------------------------------------------
                                              Gross Carrying        Accumulated           Net Book
                                                  Amount           Amortization            Value
                                             ------------------   ---------------    -----------------
Amortized intangible assets:
    Franchise interest and rights.......             $ 6,371             $ 5,565             $   806
    Lease acquisition costs.............               4,875                 294               4,581
    Noncompete agreement................                 350                  22                 328
                                             ------------------  ----------------    -----------------
Total...................................            $ 11,596             $ 5,881             $ 5,715
                                             ==================   ===============    =================

In the fourth quarter of fiscal 2004, we acquired the exclusive right to operate
Applebee's restaurants in the Memphis, Tennessee market from a former franchisee group for approximately $2,800,000. This intangible asset has an indefinite life and  accordingly,  will not be  amortized  but  tested for  impairment  at least annually.  In  connection  with this  acquisition,  we entered  into an expanded
4-year noncompete  agreement with the former franchise principals which is being amortized over the life of the agreement.

In the second  quarter of fiscal 2004, we acquired six  restaurant  leases which were formerly Ground Round restaurants for approximately $4,900,000 in cash.

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
In fiscal 2005, we reduced the types of insurance  coverage plans which resulted
in  fewer  franchisee   participants  in  our  captive  insurance  program.  Our
consolidated  balance  sheets  include  the  following  balances  related to the captive insurance subsidiary:

     o    Franchise   premium   receivables  of  approximately   $3,500,000  and
          $1,900,000  as of March 27, 2005 and December 26, 2004,  respectively, included in receivables related to captive insurance subsidiary.
     o    Cash  equivalent and other  long-term  investments  restricted for the payment of claims of  approximately  $17,400,000 and $16,700,000 as of
          March 27,  2005 and  December  26,  2004,  respectively,  included  in restricted assets related to captive insurance subsidiary.
     o    Loss  reserve  and  unearned  premiums  related to  captive  insurance subsidiary of  approximately  $22,600,000  and $19,600,000 as of March
          27, 2005 and December 26, 2004, respectively. Approximately $7,500,000 in both periods is included in other non-current liabilities.
     o    Other  miscellaneous  items,  net,  of  approximately  $1,700,000  and
          $1,000,000  as of March 27, 2005 and December 26, 2004,  respectively, included in several line items in the consolidated balance sheets.

9.       Treasury Shares

As of March 27, 2005, we had approximately 27,428,000 shares held in treasury. A reconciliation  of our treasury  shares for the 13 weeks ended March 27, 2005 is provided below (shares in thousands):

                                                                  Treasury
                                                                   Shares
                                                               ---------------

    Balance as of December 26, 2004........................         27,375
    Purchases of treasury stock............................            728
    Stock options exercised................................           (531)
    Shares issued under employee benefit plans.............            (47)
    Restricted shares awarded under equity incentive
        plans..............................................            (97)
                                                               ---------------
    Balance as of March 27, 2005...........................         27,428
                                                               ===============

10.      New Accounting Pronouncements

In December  2004,  the FASB issued SFAS No. 123  (revised  2004),  "Share-based
Payment,"   which   replaces   SFAS  No.  123,   "Accounting   for   Stock-Based
Compensation,"  and supercedes APB Opinion No. 25,  "Accounting for Stock Issued to Employees." SFAS No. 123 (revised 2004) requires  compensation  costs related
to  share-based   payment   transactions  to  be  recognized  in  the  financial
statements.  With limited  exceptions,  the amount of compensation  cost will be measured  based on the fair value on the grant  date of the equity or  liability instruments issued. Compensation cost will be recognized over the period that an employee  provides  service for that award,  resulting  in a decrease in our net earnings.  This new Standard,  as amended, will be effective for us beginning in fiscal 2006. We are evaluating  the impact of this Standard on our  consolidated financial statements.

In March 2005,  the FASB  issued FASB  Interpretation  No. 47,  "Accounting  for
Conditional Asset Retirement Obligations," ("FIN 47"). FIN 47 clarifies that the term  "conditional"  as used in SFAS No. 143,  "Accounting for Asset  Retirement
Obligations,"  which refers to a legal obligation to perform an asset retirement activity even if the timing and/or  settlement are conditional on a future event that may or may not be within the control of an entity. Accordingly,  the entity must record a liability for the conditional  asset retirement  obligation if the fair value of the obligation can be reasonably estimated.  The Interpretation is effective  for us no  later  than  the  end  of our  2005  fiscal  year.  We are evaluating the impact of FIN 47 on our consolidated financial statements.

11.       Subsequent Event

On April 12,  2005,  we  announced  that we have  reached  an  agreement  with a franchisee  to acquire  the assets of 12  Applebee's  restaurants  in  Missouri,
Kansas and Arkansas for approximately $39,500,000 in cash at closing, subject to adjustment pursuant to agreed upon prorations and adjustments.  This acquisition is expected to close in the second quarter of fiscal 2005,  subject to obtaining operating licenses and other third-party consents.  This transaction is expected to be slightly accretive to our net earnings for fiscal 2005.

Item 2.       Management's Discussion and  Analysis  of Financial Condition  and
              Results of Operations

Restatement of Financial Statements

The  accompanying  Management's  Discussion  and  Analysis  gives  effect to the restatement  of our condensed  consolidated  financial  statements for the first quarter  of  fiscal  2004  to  correct  our  accounting  treatment  for  leases, depreciation of related  leasehold  improvements  and for previously  identified immaterial errors,  primarily related to vacation and workers' compensation,  as described in Note 2 to the condensed consolidated financial statements.

General

We operate on a 52 or 53 week fiscal year ending on the last Sunday in December.
Our fiscal years and fiscal quarters are as follows:

                                                                 Number
   Fiscal Year                 Fiscal Year End                  of Weeks
-------------------       --------------------------        -----------------
       2004               December 26, 2004                        52
       2005               December 25, 2005                        52
       2006               December 31, 2006                        53

  Fiscal Quarter                                                 Number
                             Fiscal Quarter End                 of Weeks
-------------------       --------------------------        -----------------
   2004 Quarter           March 28, 2004                           13
   2005 Quarter           March 27, 2005                           13

Our revenues are generated from three primary sources:

     o    Company restaurant sales (food and beverage sales)
     o    Franchise royalties and fees
     o    Other franchise income

Beverage  sales  consist of sales of alcoholic  beverages,  while  non-alcoholic beverages  are included in food sales.  Franchise  royalties are generally 4% of each franchise  restaurant's monthly gross sales. Franchise fees typically range from  $30,000 to $35,000 for each  restaurant  opened.  Other  franchise  income includes  insurance  premiums for the current year and premium audit adjustments for prior years from franchisee  participation in our captive  insurance program and revenue  from  information  technology  products  and  services  provided to certain franchisees.  In fiscal 2005, we have fewer franchisee  participants due to the  termination  of one of our  captive  programs  which  will  result  in a
decrease  in  franchise  premiums   recognized  in  other  franchise  income  of
approximately $9,500,000.

Certain expenses relate only to company operated restaurants. These include:

     o    Food and beverage costs
     o    Labor costs
     o    Direct and occupancy costs
     o    Pre-opening expenses

Cost of  other  franchise  income  includes  the  costs  related  to  franchisee participation in our captive  insurance program and costs related to information technology  products and  services  provided to certain  franchisees.  In fiscal
2005, we have fewer franchisee participants due to the termination of one of our captive  programs which will result in a decrease in franchise  premiums expense in the cost of other franchise income of approximately $9,500,000.

Other expenses,  such as general and administrative  and amortization  expenses, relate to both company operated restaurants and franchise operations.

Overview

Applebee's  International,  Inc. and our  subsidiaries  develop,  franchise  and operate casual dining restaurants under the name "Applebee's  Neighborhood Grill
Bar" which is the largest  casual dining  concept in the world with nearly 1,700 system-wide  restaurants open as of March 27, 2005. The casual dining segment of the restaurant  industry is highly  competitive  and there are many factors that affect our  profitability.  Our industry is  susceptible  to changes in economic conditions,  trends in lifestyles,  fluctuating  costs,  government  regulation,
availability  of  resources  and  consumer  perceptions.   When  evaluating  and
assessing our business, we believe there are five key factors:

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
          We currently expect that the Applebee's system will encompass at least
          3,000  restaurants in the United States,  as well as the potential for at least 1,000 restaurants  internationally.  In the 2005 quarter,  we
          opened  26   restaurants,   including  13  company  and  13  franchise
          restaurants. We have opened at least 100 restaurants each year for the past 12 fiscal years.  In fiscal 2005, we currently  expect to open at least  135  restaurants,  comprised  of 50  company  and 85  franchise restaurants.

     o    Comparable restaurant sales - a year-over-year comparison of sales for restaurants  open at least  18  months.  Our  revenues  are  generated primarily from company restaurant sales,  franchise royalties and fees and  other  franchise  income.  Increases  in  company  and  franchise comparable  restaurant  sales  will  result in  increases  in  company restaurant sales and franchise fees and royalties.  Company, franchise and  system-wide  comparable  sales  increased  0.3%,  4.9% and  3.7%, respectively, in the 2005 quarter. We have had 27 consecutive quarters of positive  system-wide  comparable sales growth. We currently expect system-wide  comparable  restaurant  sales to  increase by at least 3%
          percent in fiscal 2005,  with results  expected to  accelerate  in the latter  half of the  year as  comparisons  become  easier.  Comparable restaurant  sales  increases  are driven by  increases  in the average guest check and/or  increases in guest  traffic.  Average  guest check increases  result  from menu price  increases  and/or a change in menu mix.  Although we may have  increases in our average  guest check from period to period,  our main focus has been increasing guest traffic as we view this  component  to be more  indicative  of the  health of the
          Applebee's brand. We are constantly  seeking to increase guest traffic by focusing on operations and improving our menu with  semi-annual new menu  rollouts and  implementation  of new programs such as Carside to
          Go(TM) and Weight Watchers(TM).  Carside To Go(TM) is expected to be a driver of company,  franchise and system-wide  comparable sales growth in fiscal 2005.

     o    Company  restaurant  margin - company  restaurant  sales less food and beverage, labor, direct and occupancy restaurant costs and pre-opening expenses expressed as a percentage of company

          restaurant  sales.  Company  restaurant  margin  was 15.7% in the 2005 quarter and we currently  expect that our full year fiscal 2005 margin will be similar to the full year fiscal 2004 margin of 15.6%.  Company restaurant  margin is susceptible to fluctuations in commodity  costs, labor costs and other  operating  costs such as  utilities  costs.  We attempt to negotiate  contracts  for the majority of our food products in  order to  mitigate  the  impact  of  rising  commodity  costs.  We currently expect commodity costs for beef,  poultry and other proteins to  increase by  approximately  1.5% in fiscal  2005.  Labor costs are impacted  by many  factors,  including  minimum  wage  rate and  other employment laws.

     o    General  and  administrative  expenses  - general  and  administrative expense expressed as a percentage of total operating revenues. General and  administrative  expense  leverage  is a  key  focus  for  us.  We currently  expect that  revenues  will grow  faster  than  general and administrative  expenses.  In fiscal 2005,  general and administrative expenses as a percent of total  revenues are currently  expected to be approximately nine percent.

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

Application of Critical Accounting Estimates

Management's  Discussion  and  Analysis of  Financial  Condition  and Results of
Operations is based upon our condensed consolidated financial statements,  which were prepared in accordance with accounting principles generally accepted in the
United  States of America.  These  principles  require us to make  estimates and assumptions  that  affect the  reported  amounts in the  condensed  consolidated financial  statements  and notes  thereto.  Actual results may differ from these estimates,  and such  differences may be material to our condensed  consolidated financial  statements.  We believe  that the  following  significant  accounting policies involve a significant degree of judgment or complexity.

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

Property and equipment: We report property and equipment at historical cost less accumulated  depreciation.  Depreciation is provided on a  straight-line  method over the  estimated  useful  lives of the  assets.  Leasehold  improvements  are amortized over the lesser of the lease term or the estimated  useful life of the related  asset.  The useful  lives of the  assets  are based  upon  management's expectations.  We  periodically  review the assets for changes in  circumstances which may impact their useful lives. If there are changes in circumstances  that shorten an asset's useful life, we will recognize increased depreciation expense for that asset in future periods.

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

Income taxes: We record  valuation  allowances  against our deferred tax assets, when necessary,  in accordance with Statement of Financial  Accounting Standards
("SFAS") No. 109,  "Accounting  for Income  Taxes."  Realization of deferred tax assets is dependent on future taxable  earnings and is therefore  uncertain.  We assess the likelihood that our deferred tax assets in each of the  jurisdictions in which we operate will be recovered from future taxable  income.  Deferred tax assets  do not  include  future  tax  benefits  that  we deem  likely  not to be realized.

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

Acquisitions

In April 2005, we finalized the acquisition of eight Applebee's restaurants that were closed in fiscal 2004 by a former franchisee for  approximately  $8,800,000 payable in cash.  In connection  with this  acquisition,  we paid  approximately
$800,000 in cash in the fourth quarter of fiscal 2004,  approximately $5,700,000 in cash in the first quarter of fiscal 2005 and approximately $2,300,000 in cash in the second  quarter of fiscal 2005. The purchase price of $8,800,000 has been allocated  to  the  fair  value  of  property  and  equipment  of  approximately
$8,200,000  and goodwill of  approximately  $600,000.  The  restaurants  will be re-opened  throughout  fiscal 2005 as they are remodeled.  The first  restaurant opened in March 2005. Our condensed  consolidated  financial  statements reflect
these   restaurants   subsequent  to  the  date  of  acquisition.   Due  to  the
administrative  and training costs to re-enter this market,  this acquisition is expected to be slightly dilutive to our net earnings for fiscal 2005.

On April 26, 2004, we completed our  acquisition of the operations and assets of ten Applebee's  restaurants  located in Southern  California  for  approximately
$13,800,000 in cash. Our financial  statements reflect the results of operations for these restaurants subsequent to the date of acquisition. The purchase  price was  allocated  to the fair value of property  and  equipment of
$2,500,000,  goodwill  of  $10,800,000  and  other net  assets of  approximately
$500,000. This transaction did not have a significant impact on our net earnings for fiscal 2004.  Company restaurant sales for these restaurants would have been approximately  $6,600,000  for  the 13  weeks  ended  March  28,  2004  had  the acquisition occurred at the beginning of that period.

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
In fiscal 2005, we reduced the types of insurance  coverage plans which resulted
in  fewer  franchisee   participants  in  our  captive  insurance  program.  Our
consolidated  balance  sheets  include  the  following  balances  related to the captive insurance subsidiary:

     o    Franchise   premium   receivables  of  approximately   $3,500,000  and
          $1,900,000  as of March 27, 2005 and December 26, 2004,  respectively, included in receivables related to captive insurance subsidiary.
     o    Cash  equivalent and other  long-term  investments  restricted for the payment of claims of  approximately  $17,400,000 and $16,700,000 as of
          March 27,  2005 and  December  26,  2004,  respectively,  included  in restricted assets related to captive insurance subsidiary.
     o    Loss  reserve  and  unearned  premiums  related to  captive  insurance subsidiary of  approximately  $22,600,000  and $19,600,000 as of March
          27, 2005 and December 26, 2004, respectively. Approximately $7,500,000 in both periods is included in other non-current liabilities.
     o    Other  miscellaneous  items,  net,  of  approximately  $1,700,000  and
          $1,000,000  as of March 27, 2005 and December 26, 2004,  respectively, included in several line items in the consolidated balance sheets.

Results of Operations

The  following  table  contains   information   derived  from  our  consolidated
statements of earnings  expressed as a percentage of total  operating  revenues, except where otherwise noted. Percentages may not add due to rounding.

                                                                                    13 Weeks Ended
                                                                           ----------------------------------
                                                                             March 27,         March 28,
                                                                                2005              2004
                                                                           ---------------   ---------------
                                                                                              (as restated)
        Revenues:
             Company restaurant sales....................................         88.8%             87.8%
             Franchise royalties and fees................................         10.8              11.1
             Other franchise income......................................          0.3               1.1
                                                                           ---------------   ---------------
                Total operating revenues.................................        100.0%            100.0%
                                                                           ===============   ===============
        Cost of sales (as a percentage of company restaurant sales):
             Food and beverage...........................................         26.5%             26.1%
             Labor.......................................................         32.8              32.7
             Direct and occupancy........................................         24.5              24.4
             Pre-opening expense.........................................          0.4               0.2
                                                                           ---------------   ---------------
                Total cost of sales......................................         84.3%             83.4%
                                                                           ===============   ===============

        Cost of other franchise income (as a percentage of other
             franchise income)...........................................         76.9%             94.3%
        General and administrative expenses..............................          8.8               9.2
        Amortization of intangible assets................................          0.1                --
        Loss on disposition of restaurants and equipment.................          0.1               0.2
                                                                           ---------------   ---------------
        Operating earnings...............................................         15.9              16.4
                                                                           ---------------   ---------------
        Other income (expense):
             Investment income...........................................          --                0.1
             Interest expense............................................         (0.1)             (0.1)
             Other income................................................          0.1               0.2
                                                                           ---------------   ---------------
                Total other income.......................................          --                0.1
                                                                           ---------------   ---------------
        Earnings before income taxes.....................................         15.9              16.5
        Income taxes.....................................................          5.5               5.8
                                                                           ---------------   ---------------
        Net earnings.....................................................         10.4%             10.7%
                                                                           ===============   ===============

The  following  table  sets  forth  certain  financial   information  and  other
restaurant data relating to company and franchise restaurants, as reported to us by franchisees:

                                                                                        13 Weeks Ended
                                                                           -----------------------------------------
                                                                               March 27,              March 28,
                                                                                  2005                  2004
                                                                          -------------------    -------------------
   Number of restaurants:
        Company:
            Beginning of period........................................               424                    383
            Restaurant openings........................................                13                      8
                                                                          -------------------    -------------------
            End of period..............................................               437                    391
                                                                          -------------------    -------------------
        Franchise:
            Beginning of period........................................             1,247                  1,202
            Restaurant openings........................................                13                     11
            Restaurant closings........................................                (3)                    (1)
                                                                          -------------------    -------------------
            End of period..............................................             1,257                  1,212
                                                                          -------------------    -------------------
        Total:
            Beginning of period........................................             1,671                  1,585
            Restaurant openings........................................                26                     19
            Restaurant closings........................................                (3)                    (1)
                                                                          -------------------    -------------------
            End of period..............................................             1,694                  1,603
                                                                          ===================    ===================
   Weighted average weekly sales per restaurant:
            Company....................................................       $    48,193           $     48,402
            Franchise..................................................       $    51,277           $     48,769
            Total......................................................       $    50,485           $     48,680
   Change in comparable restaurant sales:(1)
            Company....................................................              0.3%                   8.7%
            Franchise..................................................              4.9%                   8.0%
            Total......................................................              3.7%                   8.2%
   Total operating revenues (in thousands):
            Company restaurant sales...................................       $   270,458           $    243,560
            Franchise royalties and fees(2)............................            33,008                 30,715
            Other franchise income(3)..................................             1,065                  3,115
                                                                          ------------------    -------------------
            Total......................................................       $   304,531           $    277,390
                                                                          ==================    ===================
---------------------------

     (1)  When computing  comparable  restaurant sales,  restaurants open for at least 18 months are compared from period to period.
     (2)  Franchise  royalties are generally 4% of each  franchise  restaurant's reported monthly gross sales.  Reported franchise sales, in thousands, were  $832,997 and $764,116 in the 2005 quarter and the 2004  quarter, respectively.  Franchise fees typically  range from $30,000 to $35,000 for each restaurant opened.
     (3)  Other  franchise  income includes  insurance  premiums from franchisee participation  in our  captive  insurance  program  and  revenue  from information  technology  products  and  services  provided  to certain franchisees.

2005 Quarter Compared With 2004 Quarter

Company Restaurant Sales.  Total company restaurant sales increased  $26,898,000
(11%) from $243,560,000 in the 2004 quarter to $270,458,000 in the 2005 quarter.
Company  restaurant  openings  contributed  approximately  9% of the increase in total  company  restaurant  sales in the 2005  quarter.  The  acquisition  of 10 restaurants in Southern California in April 2004 contributed approximately 3% of the increase in company  restaurant sales. These increases were partially offset by the weighted  average  weekly sales decrease in the 2005 quarter as described below.

Comparable restaurant sales at company restaurants increased by 0.3% in the 2005 quarter.  Weighted  average weekly sales at company  restaurants  decreased 0.4%
from $48,402 in the 2004 quarter to $48,193 in the 2005 quarter. The increase in comparable  restaurant  sales  was  due  primarily  to  our  Carside  To  Go(TM)
initiative and menu price increases of  approximately  1.0% in the 2005 quarter.
To Go sales mix  increased  from 9.4% of  company  restaurant  sales in the 2004 quarter  to  10.0%  of  company  restaurant  sales  in the  2005  quarter.  Both comparable  restaurant  sales  and  weighted  average  weekly  sales at  company restaurants were negatively impacted by decreases in guest traffic.

Franchise Royalties and Fees.  Franchise royalties and fees increased $2,293,000
(7%) from $30,715,000 in the 2004 quarter to $33,008,000 in the 2005 quarter due primarily to the increased number of franchise  restaurants operating during the
2005  quarter as  compared  to the 2004  quarter  and  increases  in  franchisee comparable  restaurant  sales.  Weighted  average  weekly  sales  and  franchise comparable restaurant sales increased 5.1% and 4.9%,  respectively,  in the 2005 quarter due in part to the  implementation  of the Carside To Go(TM)  program in most franchise restaurants.

Other Franchise Income.  Other franchise income decreased  $2,050,000 (66%) from
$3,115,000  in the 2004 quarter to  $1,065,000 in the 2005 quarter due primarily to fewer franchisee participants in our captive insurance program resulting from the  reduction  of the types of insurance  coverage  plans  offered.  Franchisee premiums are included in other franchise income ratably over the policy year.

Cost of Company  Restaurant  Sales. Food and beverage costs increased from 26.1%
in the 2004 quarter to 26.5% in the 2005 quarter,  due to higher commodity costs which were partially offset by menu price increases of 1.0% and better food cost control.

Labor costs  increased  slightly  from 32.7% in the 2004 quarter to 32.8% in the
2005 quarter.  This increase was due to higher  management and hourly wage rates and was partially offset by lower management incentive compensation.

Direct and occupancy costs increased  slightly from 24.4% in the 2004 quarter to
24.5%  in  the  2005  quarter  due  primarily  to  higher  utilities,  rent  and depreciation  expense,  as a percentage of sales, which were partially offset by lower advertising costs, as a percentage of sales.

Pre-Opening  Expenses.  Pre-opening  expenses  increased  from  0.2% in the 2004 quarter to 0.4% in the 2005 quarter due  primarily  to the number of  restaurant openings in the 2005 quarter versus the 2004 quarter.

Cost of  Other  Franchise  Income.  Cost of  other  franchise  income  decreased
$2,118,000  (72%) from  $2,937,000  in the 2004  quarter to $819,000 in the 2005 quarter due primarily to fewer franchisee  participants in our captive insurance program  resulting  from the reduction of the types of insurance  coverage plans offered.

General  and  Administrative  Expenses.   General  and  administrative  expenses
decreased  from  9.2%  in the  2004  quarter  to 8.8% in the  2005  quarter  due primarily to the absorption of general and administrative expenses over a larger revenue base which was partially  offset by higher  compensation  expense due to staffing levels.

Income Taxes.  The effective income tax rate, as a percentage of earnings before income  taxes,  decreased  from  34.9% in the 2004  quarter to 34.6% in the 2005 quarter due to a reduction in state and local income taxes.

Liquidity and Capital Resources

Our primary  source of liquidity is cash  provided by  operations.  Our need for
capital   resources   historically   has  resulted  from  the  construction  and
acquisition of restaurants, the repurchase of our common stock and investment in information  technology  systems.  In the past, we have obtained capital through public stock offerings,  debt financing, and our ongoing operations.  Cash flows from our ongoing  operations  include cash  generated from company and franchise operations,  credit from trade  suppliers,  real  estate  lease  financing,  and landlord contributions to leasehold  improvements.  We have also used our common stock as consideration in the acquisition of restaurants.  In addition,  we have assumed  debt or  issued  new  debt  in  connection  with  certain  mergers  and acquisitions.  The following  table presents a summary of our cash flows for the
2005 and 2004 quarter (in thousands):

                                                            2005 Quarter      2004 Quarter
                                                          ----------------  ----------------
                                                                             (as restated)
      Net cash provided by operating activities..........   $    50,309       $    32,767

      Net cash used by investing activities..............       (31,137)          (18,089)

      Net cash used by financing activities..............       (23,619)          (23,057)
                                                          ----------------  ----------------
      Net decrease in cash and cash equivalents..........   $    (4,447)      $    (8,379)
                                                          ================  ================

Capital expenditures were $13,796,000 in the 2004 quarter and $24,619,000 in the
2005 quarter.  In fiscal 2005,  we currently  expect to open at least 50 company restaurants,  and capital  expenditures  excluding  franchise  acquisitions  are expected to be between  $140,000,000  and  $150,000,000  including  the costs to acquire and re-open eight company restaurants that were closed in fiscal 2004 by a former franchisee in Memphis, Tennessee but excluding the costs to acquire the assets of 12 Applebee's restaurants in Missouri, Kansas and Arkansas.

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

On April 12,  2005,  we  announced  that we have  reached  an  agreement  with a franchisee  to acquire  the assets of 12  Applebee's  restaurants  in  Missouri,
Kansas and Arkansas for approximately $39,500,000 in cash at closing, subject to adjustment pursuant to agreed upon prorations and adjustments.  This acquisition is expected to close in the second quarter of fiscal 2005,  subject to obtaining operating licenses and other third-party consents.

In December  2004, we completed the  refinancing of our  $150,000,000  unsecured revolving  credit  facility.  The  new  bank  credit  agreement  provides  for a
$150,000,000 five-year unsecured revolving credit facility, of which $40,000,000 may be used for the  issuance of letters of credit.  The  facility is subject to various  covenants  and  restrictions  which,  among other  things,  require the
maintenance  of  stipulated   fixed  charge,   leverage  and   indebtedness   to
capitalization  ratios, as defined. There is no limit on cash dividends provided that the  declaration  and payment of such  dividend does not cause a default of any other  covenant  contained  in the  agreement.  The  facility  is subject to standard other terms, conditions,  covenants, and fees. As of March 27, 2005, we are in compliance with the covenants  contained in our credit  agreement.  As of
March 27, 2005, we had borrowings of  $22,000,000,  standby letters of credit of
$12,000,000  outstanding  and  approximately  $116,000,000  available  under our revolving  credit  facility.  During fiscal 2005, we expect to fund  operations, capital expansion, any repurchases of common stock, and the payment of dividends from operating cash flows and borrowings under our revolving credit facility.

In October 2004, our Board of Directors authorized additional repurchases of our common  stock of up to  $150,000,000  beginning  in fiscal  2005 and  approved a written plan for repurchases of our common stock in the open market.  During the
2005 quarter,  we  repurchased  728,300 shares of our common stock at an average price of $25.62 for an aggregate cost of  $18,700,000.  As of March 27, 2005, we had $131,300,000 remaining under our repurchase authorization.

As of March 27,  2005,  our  liquid  assets  totaled  $6,477,000.  These  assets consisted  of  cash  and  cash  equivalents  in the  amount  of  $6,195,000  and short-term  investments in the amount of $282,000.  The working  capital deficit increased  from  $51,041,000  as of December 26, 2004 to $54,769,000 as of March
27, 2005.  This increase was due primarily to increases in accrued  income taxes and  decreases in cash and cash  equivalents  due to  repurchases  of our common stock in the 2005 quarter and was  partially  offset by the  redemption  of gift cards in the 2005 quarter sold in fiscal 2004.

We believe that our liquid assets and cash generated from  operations,  combined with borrowings  available under our credit  facility,  will provide  sufficient funds for capital expenditures,  repurchases of our common stock, the payment of dividends and other such operating activities for the foreseeable future.

The following table shows our debt amortization  schedule,  future capital lease commitments (including principal and interest payments),  future operating lease commitments and future purchase obligations as of March 27, 2005 (in thousands):

                                                                          Payments due by period
                                                   ----------------------------------------------------------------------
                    Certain                                       Less than 1       1-3           3-5      More than 5
            Contractual Obligations                   Total           year         Years         years        years
-------------------------------------------------  -------------  ------------- ------------- ------------ -------------
Long-term Debt (excluding capital
   lease obligations) (1).......................   $  23,516      $   2,128     $     184     $ 20,092      $  1,112
Capital Lease Obligations.......................       8,910            774         1,630        1,746         4,760
Operating Leases (2)............................     347,590         24,272        48,562       48,824       225,932
Purchase Obligations - Company (3)..............     121,936         93,492        17,230       11,214          --
Purchase Obligations - Franchise.(4)............     209,634        153,574        33,510       22,550          --

(1) The amounts for long-term debt are primarily  borrowings under our revolving credit facility and exclude interest payments which are variable in nature.

(2) The amounts for operating  leases  include  option  periods where failure to exercise such options would result in an economic  penalty such that the renewal appears reasonably assured.

(3) The amounts for company purchase  obligations  include  commitments for food
items,  energy,  supplies,   severance  and  employment  agreements,  and  other
miscellaneous commitments.

(4) The amounts for franchise purchase  obligations include commitments for food items and supplies made by Applebee's  International,  Inc. for our franchisees.
Applebee's  International,  Inc.  contracts  with  certain  suppliers  to ensure
competitive   pricing.   These  amounts  will  only  be  payable  by  Applebee's
International,  Inc. if our franchisees do not meet certain minimum  contractual requirements.

Other Contractual Obligations

We have outstanding  lease  guarantees of approximately  $18,800,000 as of March
27, 2005 (see Note 4 to the condensed  consolidated  financial  statements).  In addition, we or our subsidiaries are contingently liable for various leases that we have assigned in connection  with the sale of restaurants to franchisees  and other parties,  in the potential  amount of $17,700,000.  We have not recorded a liability for these guarantees as of March 27, 2005 or December 26, 2004.

We have severance and employment  agreements with certain officers providing for severance  payments  to be  made  in  the  event  the  associate  resigns  or is
terminated   related  to  a  change  in  control.   The  agreements  define  the
circumstances  which  will  constitute  a change in  control.  If the  severance payments had been due as of March 27, 2005,  we would have been required to make payments totaling approximately $13,200,000.  In addition, we have severance and employment  agreements with certain officers which contain severance  provisions not  related  to a change in  control.  Those  provisions  would  have  required aggregate  payments  of  approximately  $6,900,000  if such  officers  had  been terminated as of March 27, 2005.

In November 2003, we arranged for a third-party  financing company to provide up to $75,000,000  to qualified  franchisees  for short-term  loans to fund remodel investments, subject to our approval. Under the terms of this financing program, we will  provide a limited  guarantee  pool for the loans  advanced  during  the three-year  period ending December 2006. As of March 27, 2005,  there were loans outstanding to four franchisees for approximately $1,300,000 under this program.

In May 2004,  we arranged for a third-party  financing  company to provide up to
$250,000,000  to  qualified  franchisees  for loans to fund  development  of new restaurants  through  October 2007,  subject to our approval.  We will provide a limited guarantee of certain loans advanced under this program.  As of March 27,
2005,  there  were  loans  outstanding  to  two  franchisees  for  approximately
$14,100,000 under this program. The fair value of our guarantees under these two financing programs was less than

$100,000 and is recorded in non-current  liabilities in our consolidated balance sheet as of March 27, 2005.

New Accounting Pronouncements

In December  2004,  the FASB issued SFAS No. 123  (revised  2004),  "Share-based
Payment,"   which   replaces   SFAS  No.  123,   "Accounting   for   Stock-Based
Compensation,"  and supercedes APB Opinion No. 25,  "Accounting for Stock Issued to Employees." SFAS No. 123 (revised 2004) requires  compensation  costs related
to  share-based   payment   transactions  to  be  recognized  in  the  financial
statements.  With limited  exceptions,  the amount of compensation  cost will be measured  based on the fair value on the grant  date of the equity or  liability instruments issued. Compensation cost will be recognized over the period that an employee  provides  service for that award,  resulting  in a decrease in our net earnings.  This new Standard,  as amended, will be effective for us beginning in fiscal 2006. We are evaluating  the impact of this Standard on our  consolidated financial statements.

In March 2005,  the FASB  issued FASB  Interpretation  No. 47,  "Accounting  for
Conditional Asset Retirement Obligations," ("FIN 47"). FIN 47 clarifies that the term  "conditional"  as used in SFAS No. 143,  "Accounting for Asset  Retirement
Obligations,"  which refers to a legal obligation to perform an asset retirement activity even if the timing and/or  settlement are conditional on a future event that may or may not be within the control of an entity. Accordingly,  the entity must record a liability for the conditional  asset retirement  obligation if the fair value of the obligation can be reasonably estimated.  The Interpretation is effective  for us no  later  than  the  end  of our  2005  fiscal  year.  We are evaluating the impact of FIN 47 on our consolidated financial statements.

Forward-Looking Statements

The  statements  contained  in the  "Management's  Discussion  and  Analysis  of
Financial  Condition and Results of  Operations"  section  regarding  restaurant development,  comparable sales,  Carside To Go(TM),  revenue growth,  restaurant
margin,   commodity  costs,   general  and  administrative   expenses,   capital
expenditures, return on equity and financial commitments are forward-looking and based on current  expectations.  There are several risks and uncertainties  that could cause actual  results to differ  materially  from those  described.  These risks  include  but are not  limited  to our  ability  and  the  ability  of our franchisees to open and operate additional restaurants  profitably,  the ability of our franchisees to obtain financing, the continued growth of our franchisees, our ability to attract and retain qualified  franchisees,  the impact of intense competition  in the casual dining segment of the  restaurant  industry,  and our ability to control  restaurant  operating  costs  which are  impacted  by market changes, minimum wage and other employment laws, food costs and inflation. For a more  detailed  discussion  of the  principal  factors  that could cause  actual results to be materially  different,  you should read our current report on Form
8-K which we filed with the  Securities  and Exchange  Commission on February 9,
2005. We disclaim any obligation to update forward-looking statements.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from fluctuations in interest rates and changes in commodity  prices.  Our revolving  credit  facility bears interest at either the bank's prime rate or LIBOR plus 0.5%, at our option.  As of March 27, 2005,  the total amount of debt subject to interest rate fluctuations was $22,000,000 which was outstanding on our revolving credit facility.  A 1% change in interest rates would  result in an increase or  decrease  in interest  expense of $220,000  per year.  We may from time to time  enter into  interest  rate swap  agreements  to manage the impact of interest  rate  changes on our  earnings.  Many of the food products we purchase  are subject to price  volatility  due to factors  that are outside of our control such as weather,  seasonality  and fuel costs. As part of our  strategy to moderate  this  volatility,  we have  entered  into fixed price purchase commitments.

Item 4.       Controls and Procedures

As of March 27, 2005,  we have  evaluated  the  effectiveness  of the design and operation of our disclosure  controls and procedures  under the  supervision and with  the  participation  of the  Chief  Executive  Officer  ("CEO")  and  Chief
Financial Officer ("CFO"). Based on this evaluation,  our management,  including the CEO and CFO,  concluded  that our disclosure  controls and  procedures  were effective.  During our most recent fiscal quarter, there have been no changes in our internal control over financial reporting that occurred that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities.

------------------------------------------------------------------------------------------------------------
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
          Period               Purchased     Share        Plans or Programs            (in thousands)
---------------------------- -------------- ---------- ------------------------- ---------------------------
December 27, 2004 through
January 26, 2005               728,300         $25.62          728,300                    $131,377
---------------------------- -------------- ---------- ------------------------- ---------------------------
January 27, 2005 through
February 26, 2005                7,066(2)      $28.30             --                      $131,377
---------------------------- -------------- ---------- ------------------------- ---------------------------
February 27, 2005 through
March 27, 2005                     --          --                 --                      $131,377
---------------------------- -------------- ---------- ------------------------- ---------------------------
           Total               735,366                         728,300
============================ ============== ========== ========================= ===========================

(1)  In October 2004, our Board of Directors authorized  additional  repurchases of our common stock of up to $150,000,000 beginning in fiscal 2005.
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

                                             APPLEBEE'S INTERNATIONAL, INC.
                                             (Registrant)

Date:    April 27, 2005                      By:  /s/    Lloyd L. Hill
         ------------------------                -------------------------------------------
                                                  Lloyd L. Hill
                                                  Director, Chairman of the Board and Chief
                                                  Executive Officer
                                                  (principal executive officer)

Date:    April 27, 2005                      By:  /s/    Steven K. Lumpkin
         ------------------------                -------------------------------------------
                                                  Steven K. Lumpkin
                                                  Director, Executive Vice President, Chief
                                                  Financial Officer and Treasurer
                                                  (principal financial officer)

Date:    April 27, 2005                      By:  /s/    Beverly O. Elving
         ------------------------                -------------------------------------------
                                                  Beverly O. Elving
                                                  Vice President and Controller
                                                  (principal accounting officer)

                         APPLEBEE'S INTERNATIONAL, INC.
                                  EXHIBIT INDEX

  Exhibit
   Number                       Description of Exhibit
------------- --------------------------------------------------------------

     31.1 Certification of Chairman and Chief Executive Officer Pursuant to SEC
          Rule 13a-14(a)
     31.2 Certification  of  Chief  Financial   Officer  Pursuant  to  SEC  Rule
          13a-14(a)
     32.1 Certification  of  Chairman  and  Chief  Executive  Officer  and Chief
          Financial Officer Pursuant to 18 U.S.C. Section 1350

