Form 10-Q
period 2005-06-26
APPLEBEES INTERNATIONAL INC
filed 2005-07-28
CIK 853665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One) [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   June 26, 2005
                               -------------------------------------------------

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

                4551 W. 107th Street, Overland Park, Kansas 66207
  -----------------------------------------------------------------------------
              (Address of principal executive offices and zip code)

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

The number of shares of the registrant's common stock outstanding as of July 22, 2005 was 79,036,538.

                         APPLEBEE'S INTERNATIONAL, INC.
                                    FORM 10-Q
                       FISCAL QUARTER ENDED JUNE 26, 2005
                                      INDEX

                                                                                                                Page

Part I             Financial Information

Item 1.            Condensed Consolidated Financial Statements:

                   Consolidated Balance Sheets as of June 26, 2005
                        and December 26, 2004................................................................      3

                   Consolidated Statements of Earnings for the 13 Weeks and 26 Weeks
                        Ended June 26, 2005 and June 27, 2004 (as restated)..................................      4

                   Consolidated Statement of Stockholders' Equity for the
                        26 Weeks Ended June 26, 2005.........................................................      5

                   Consolidated Statements of Cash Flows for the 26 Weeks
                        Ended June 26, 2005 and June 27, 2004 (as restated)..................................      6

                   Notes to Condensed Consolidated Financial Statements......................................      8

Item 2.            Management's Discussion and Analysis of
                        Financial Condition and Results of Operations........................................     18

Item 3.            Quantitative and Qualitative Disclosures About Market Risk................................     32

Item 4.            Controls and Procedures...................................................................     32


Part II            Other Information

Item 1.            Legal Proceedings.........................................................................     33

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds...............................     33

Item 4.            Submission of Matters to a Vote of Security Holders.......................................     34

Item 6.            Exhibits..................................................................................     34

Signatures ..................................................................................................     35

Exhibit Index................................................................................................     36

                          PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      (in thousands, except share amounts)

                                                                                            June 26,           December 26,
                                                       .                                      2005                 2004
                                                                                        ----------------     ---------------

                                       ASSETS
Current assets:
    Cash and cash equivalents.....................................................        $       661          $    10,642
    Short-term investments, at market value.......................................                283                  282
    Receivables (less allowance for bad debts of $382 in 2005 and $417 in 2004)...             38,318               39,152
    Receivables related to captive insurance subsidiary...........................              3,908                2,566
    Inventories...................................................................             27,112               35,936
    Prepaid and other current assets..............................................             14,859               12,079
                                                                                        ----------------     ---------------
         Total current assets.....................................................             85,141              100,657
Property and equipment, net.......................................................            544,082              486,548
Goodwill..........................................................................            138,788              116,344
Restricted assets related to captive insurance subsidiary.........................             18,803               17,386
Other intangible assets, net......................................................              8,094                8,524
Other assets, net.................................................................             28,478               24,972
                                                                                        ----------------     ---------------
                                                                                          $   823,386          $   754,431
                                                                                        ================     ===============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt.............................................        $       243        $         222
    Notes payable.................................................................              4,300                 --
    Accounts payable..............................................................             47,456               42,830
    Accrued expenses and other current liabilities................................             82,491               89,064
    Loss reserve and unearned premiums related to captive insurance subsidiary....             14,012               12,137
    Accrued dividends.............................................................               --                  4,867
    Accrued income taxes..........................................................             13,130                2,578
                                                                                        ----------------     ---------------
         Total current liabilities................................................            161,632              151,698
                                                                                        ----------------     ---------------
Non-current liabilities:
    Long-term debt - less current portion.........................................             82,349               35,472
    Deferred income taxes.........................................................             29,264               28,995
    Other non-current liabilities.................................................             45,392               41,539
                                                                                        ----------------     ---------------
         Total non-current liabilities............................................            157,005              106,006
                                                                                        ----------------     ---------------
         Total liabilities........................................................            318,637              257,704
                                                                                        ----------------     ---------------
Commitments and contingencies (Note 4)
Stockholders' equity:
    Preferred stock - par value $0.01 per share: authorized - 1,000,000 shares;
         no shares issued.........................................................               --                   --
    Common stock - par value $0.01 per share:  authorized - 125,000,000 shares;
         issued -108,503,243 shares...............................................              1,085                1,085
    Additional paid-in capital....................................................            231,468              220,897
    Unearned compensation.........................................................             (3,458)              (1,924)
    Retained earnings.............................................................            682,462              623,315
                                                                                        ----------------     ---------------
                                                                                              911,557              843,373
    Treasury stock - 29,082,335 shares in 2005 and 27,375,044 shares in 2004, at
      cost........................................................................           (406,808)            (346,646)
                                                                                        ----------------     ---------------
         Total stockholders' equity...............................................            504,749              496,727
                                                                                        ----------------     ---------------
                                                                                          $   823,386        $     754,431
                                                                                        ================     ===============

            See notes to condensed consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                                    13 Weeks Ended                         26 Weeks Ended
                                                          -----------------------------------    -----------------------------------
                                                              June 26,           June 27,            June 26,           June 27,
                                                                2005               2004                2005               2004
                                                          ----------------   ----------------    ----------------   ----------------

                                                                               (as restated)                         (as restated)
Revenues:
    Company restaurant sales ........................       $    272,703       $    247,769        $    543,161       $    491,329
    Franchise royalties and fees.....................             32,493             30,722              65,501             61,437
    Other franchise income...........................              1,424              3,399               2,489              6,514
                                                          ----------------   ----------------    ----------------   ----------------
         Total operating revenues....................            306,620            281,890             611,151            559,280
                                                          ----------------   ----------------    ----------------   ----------------
Cost of company restaurant sales:
    Food and beverage................................             72,565             66,647             144,200            130,162
    Labor............................................             90,115             80,683             178,839            160,338
    Direct and occupancy.............................             71,038             60,513             137,405            119,855
    Pre-opening expense..............................              1,268                425               2,435                992
                                                          ----------------   ----------------    ----------------   ----------------
         Total cost of company restaurant sales......            234,986            208,268             462,879            411,347
                                                          ----------------   ----------------    ----------------   ----------------
Cost of other franchise income.......................              1,229              5,035               2,048              7,972
General and administrative expenses..................             27,980             24,960              54,926             50,382
Amortization of intangible assets....................                226                158                 454                244
Loss on disposition of restaurants and equipment.....                564                584                 861              1,079
                                                          ----------------   ----------------    ----------------   ----------------
Operating earnings...................................             41,635             42,885              89,983             88,256
                                                          ----------------   ----------------    ----------------   ----------------
Other income (expense):
    Investment income................................                449                 18                 408                241
    Interest expense.................................               (634)              (416)               (971)              (760)
    Other income.....................................                584                562               1,019              1,023
                                                          ----------------   ----------------    ----------------   ----------------
         Total other income..........................                399                164                 456                504
                                                          ----------------   ----------------    ----------------   ----------------
Earnings before income taxes.........................             42,034             43,049              90,439             88,760
Income taxes.........................................             14,544             14,919              31,292             30,894
                                                          ----------------   ----------------    ----------------   ----------------
Net earnings.........................................       $     27,490       $     28,130        $     59,147       $     57,866
                                                          ================   ================    ================   ================

Basic net earnings per common share..................       $       0.34       $       0.34        $       0.74       $       0.71
                                                          ================   ================    ================   ================
Diluted net earnings per common share................       $       0.34       $       0.33        $       0.72       $       0.69
                                                          ================   ================    ================   ================

Basic weighted average shares outstanding............             79,897             81,781              80,295             81,883
                                                          ================   ================    ================   ================
Diluted weighted average shares outstanding..........             81,360             84,098              81,861             84,371
                                                          ================   ================    ================   ================


            See notes to condensed consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                                 (in thousands)

                                                       Common Stock    Additional                                       Total
                                                    ------------------   Paid-In    Unearned    Retained   Treasury   Stockholders'
                                                      Shares   Amount    Capital  Compensation  Earnings     Stock      Equity
                                                    --------- -------- ---------- ------------ ---------- ---------- -------------
Balance, December 26, 2004.........................  108,503   $1,085   $220,897    $ (1,924)   $623,315  $(346,646)   $ 496,727

  Net earnings.....................................     --       --         --          --        59,147       --         59,147
  Purchases of treasury stock......................     --       --         --          --          --      (68,238)     (68,238)
  Stock options exercised and related tax benefit..     --       --        7,173        --          --        6,550       13,723
  Shares issued under employee benefit plans.......     --       --        1,413        --          --          910        2,323
  Restricted shares awarded under equity
    incentive plans, net of cancellations..........     --       --        1,985      (2,601)       --          616         --
  Amortization of unearned compensation
    relating to restricted shares..................     --       --         --         1,067        --         --          1,067
                                                    --------- -------- ---------- ------------ ---------- ---------- -------------

Balance, June 26, 2005.............................  108,503   $1,085   $231,468    $ (3,458)   $682,462  $(406,808)   $ 504,749
                                                    ========= ======== ========== ============ ========== ========== =============

            See notes to condensed consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                                   26 Weeks Ended
                                                                                        ------------------------------------
                                                                                            June 26,             June 27,
                                                                                             2005                 2004
                                                                                        ----------------     ---------------

                                                                                                              (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings.....................................................................     $     59,147         $    57,866
    Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization...............................................           25,676              22,402
         Amortization of intangible assets...........................................              454                 244
         Amortization of unearned compensation.......................................            1,067                 695
         Other amortization..........................................................               63                 175
         Inventory impairment........................................................              --                2,300
         Deferred income tax benefit.................................................           (2,294)                (52)
         Loss on disposition of restaurants and equipment............................              861               1,079
         Income tax benefit from exercise of stock options...........................            3,794               5,169
    Changes in assets and liabilities (exclusive of effects of acquisitions):
         Receivables.................................................................              834              (8,889)
         Receivables related to captive insurance subsidiary.........................           (1,342)             (4,325)
         Inventories.................................................................            9,014             (13,103)
         Other current assets related to captive insurance subsidiary................              --               (1,049)
         Prepaid and other current assets............................................             (217)               (923)
         Accounts payable....................................................... ....            4,626               1,874
         Accrued expenses and other current liabilities..............................           (6,902)            (16,933)
         Loss reserve and unearned premiums related to captive insurance subsidiary..            1,875               8,914
         Income taxes................................................................           10,552              26,287
         Other non-current liabilities...............................................            1,759               1,892
         Other.......................................................................           (1,177)             (3,184)
                                                                                        ----------------     ---------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES...................................          107,790              80,439
                                                                                        ----------------     ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment..............................................          (59,922)            (36,543)
    Restricted assets related to captive insurance subsidiary........................           (1,417)             (5,488)
    Acquisitions of restaurants......................................................          (46,777)            (13,817)
    Lease acquisition costs..........................................................              --               (4,919)
    Purchases of short-term investments..............................................              --                 (253)
    Other investing activities.......................................................              --                 (966)
                                                                                        ----------------     ---------------
         NET CASH USED BY INVESTING ACTIVITIES.......................................         (108,116)            (61,986)
                                                                                        ----------------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchases of treasury stock......................................................          (68,238)            (53,223)
    Dividends paid...................................................................           (4,867)             (3,911)
    Issuance of common stock upon exercise of stock options..........................            9,929               8,789
    Shares issued under employee benefit plans.......................................            2,323               3,981
    Net debt proceeds................................................................           51,198              22,934
                                                                                        ----------------     ---------------
         NET CASH USED BY FINANCING ACTIVITIES.......................................           (9,655)            (21,430)
                                                                                        ----------------     ---------------
NET DECREASE IN CASH AND CASH EQUIVALENTS............................................           (9,981)             (2,977)
CASH AND CASH EQUIVALENTS, beginning of period.......................................           10,642              17,867
                                                                                        ----------------     ---------------
CASH AND CASH EQUIVALENTS, end of period.............................................     $        661         $    14,890
                                                                                        ================     ===============

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                   (Unaudited)
                                 (in thousands)

                                                                                                26 Weeks Ended
                                                                                        ------------------------------------
                                                                                            June 26,            June 27,
                                                                                              2005                2004
                                                                                        ----------------    ----------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the 26 week period for:
         Income taxes...........................................................          $     20,316        $        749
                                                                                        ================    ================
         Interest...............................................................          $        654        $        377
                                                                                        ================    ================

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

We issued restricted common stock, net of forfeitures, of $2,601,000 and $1,497,000 for the 26 weeks ended June 26, 2005 and June 27, 2004, respectively.

In 2002, we entered into a rabbi trust agreement to protect the assets of the nonqualified deferred compensation plan for certain of our associates. The plan investments are included in other assets and the offsetting obligation is included in other non-current liabilities in our consolidated balance sheets. We had non-cash increases in these balances of $2,094,000 and $1,727,000 for the 26 weeks ended June 26, 2005 and June 27, 2004, respectively.

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

2.  Restatement of Financial Statements

Like many other companies in the restaurant, retail and other industries, we reviewed our accounting treatment for leases and depreciation of related leasehold improvements during the fourth fiscal quarter of 2004 and we restated our consolidated financial statements for fiscal years 2003 and 2002 and the first three fiscal quarters of fiscal 2004 in our Annual Report on Form 10-K for the fiscal year ended December 26, 2004.

Historically, when accounting for leases with renewal options, we had recorded rent expense on a straight-line basis over the initial non-cancelable lease term, with the term commencing when actual rent payments began and depreciated leasehold improvements on those properties over a maximum period of 20 years which, in certain cases, included a portion of the renewal option periods. We corrected our lease term to include option periods where failure to recognize such options would result in an economic penalty such that the renewal appears reasonably assured. The primary result of this correction was to accelerate the recognition of rent expense under certain leases that include fixed-rent escalations. In addition, the lease term is deemed to commence on the date the company becomes legally obligated for rent payments. Therefore, we adopted a policy to capitalize the straight-line rent amounts during the construction period of leased properties, which resulted in an increase to depreciation expense in the restated consolidated statements of earnings. Straight-line rent subsequent to the construction period and prior to the restaurant opening is recognized as expense, which resulted in an increase to previously reported pre-opening expenses in the restated consolidated statements of earnings.

In connection with the restatement for lease accounting matters, we also corrected previously identified immaterial errors, primarily related to vacation and workers' compensation expense.

The following table contains information regarding the impact of the restatement adjustments on our consolidated statements of earnings for the 13 and 26 weeks ended June 27, 2004. All amounts, except per share amounts, are in thousands.

Consolidated Statements of Earnings

                                                                                  13 Weeks Ended
                                                                                   June 27, 2004                    13 Weeks Ended
                                                                                  (As previously     Restatement     June 27, 2004
                                                                                     reported)         amounts       (As restated)
                                                                                  --------------     -----------    --------------
Revenues:
    Company restaurant sales....................................................   $   247,769        $    --        $   247,769
    Franchise royalties and fees................................................        30,779             (57)           30,722
    Other franchise income......................................................         3,399             --              3,399
                                                                                  --------------     -----------    --------------
         Total operating revenue................................................       281,947             (57)          281,890
                                                                                  --------------     -----------    --------------
Cost of company restaurant sales:
    Food and beverage...........................................................        66,647             --             66,647
    Labor.......................................................................        81,086            (403)           80,683
    Direct and occupancy........................................................        60,240             273            60,513
    Pre-opening expense.........................................................           391              34               425
                                                                                  --------------     -----------    --------------
         Total cost of company restaurant sales.................................       208,364             (96)          208,268
                                                                                  --------------     -----------    --------------
Cost of other franchise income..................................................         5,035             --              5,035
General and administrative expenses.............................................        24,932              28            24,960
Amortization of intangible assets...............................................           158             --                158
Loss on disposition of restaurants and equipment................................           584             --                584
                                                                                  --------------     -----------    --------------
Operating earnings..............................................................        42,874              11            42,885
                                                                                  --------------     -----------    --------------
Other income (expense):
    Investment income...........................................................            18             --                 18
    Interest expense............................................................          (416)            --               (416)
    Other income................................................................           951            (389)              562
                                                                                  --------------     -----------    --------------
         Total other income.....................................................           553            (389)              164
                                                                                  --------------     -----------    --------------
Earnings before income taxes....................................................        43,427            (378)           43,049
Income taxes....................................................................        15,200            (281)           14,919
                                                                                  --------------     -----------    --------------
Net earnings....................................................................   $    28,227        $    (97)      $    28,130
                                                                                  ==============     ===========    ==============

Basic net earnings per common share.............................................   $      0.35        $    --        $      0.34
                                                                                  ==============     ===========    ==============
Diluted net earnings per common share...........................................   $      0.34        $    --        $      0.33
                                                                                  ==============     ===========    ==============

Basic weighted average shares outstanding.......................................        81,781                            81,781
                                                                                  ==============                    ==============
Diluted weighted shares outstanding.............................................        84,098                            84,098
                                                                                  ==============                    ==============

                                                                                  26 Weeks Ended
                                                                                   June 27, 2004                    26 Weeks Ended
                                                                                  (As previously     Restatement     June 27, 2004
                                                                                     reported)         amounts       (As restated)
                                                                                  --------------     -----------    --------------
Revenues:
    Company restaurant sales....................................................   $    491,329       $    --        $    491,329
    Franchise royalties and fees................................................         61,551           (114)            61,437
    Other franchise income......................................................          6,514            --               6,514
                                                                                  --------------     -----------    --------------
         Total operating revenue................................................        559,394           (114)           559,280
                                                                                  --------------     -----------    --------------
Cost of company restaurant sales:
    Food and beverage...........................................................        130,162            --             130,162
    Labor.......................................................................        160,745           (407)           160,338
    Direct and occupancy........................................................        119,309            546            119,855
    Pre-opening expense.........................................................            941             51                992
                                                                                  --------------     -----------    --------------
         Total cost of company restaurant sales.................................        411,157            190            411,347
                                                                                  --------------     -----------    --------------
Cost of other franchise income..................................................          7,972            --               7,972
General and administrative expenses.............................................         50,449            (67)            50,382
Amortization of intangible assets...............................................            244            --                 244
Loss on disposition of restaurants and equipment................................          1,079            --               1,079
                                                                                  --------------     -----------    --------------
Operating earnings..............................................................         88,493           (237)            88,256
                                                                                  --------------     -----------    --------------
Other income (expense):
    Investment income...........................................................            241            --                 241
    Interest expense............................................................           (760)           --                (760)
    Other income................................................................            842            181              1,023
                                                                                  --------------     -----------    --------------
         Total other income.....................................................            323            181                504
                                                                                  --------------     -----------    --------------
Earnings before income taxes....................................................         88,816            (56)            88,760
Income taxes....................................................................         31,086           (192)            30,894
                                                                                  --------------     -----------    --------------
Net earnings....................................................................   $     57,730       $    136       $     57,866
                                                                                  ==============     ===========    ==============

Basic net earnings per common share.............................................   $       0.71       $    --        $       0.71
                                                                                  ==============     ===========    ==============
Diluted net earnings per common share...........................................   $       0.68       $    --        $       0.69
                                                                                  ==============     ===========    ==============

Basic weighted average shares outstanding.......................................         81,883                            81,883
                                                                                  ==============                    ==============
Diluted weighted shares outstanding.............................................         84,371                            84,371
                                                                                  ==============                    ==============

3.  Stock-Based Compensation

We have adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." The Statement requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We account for stock-based compensation awards under the intrinsic method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Opinion No. 25 requires compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. All options awarded under all of our plans are granted with an exercise price equal to the fair market value on the date of the grant. The following table presents the effect on our net earnings and net earnings per share had we adopted the fair value method of accounting for stock-based compensation under SFAS No. 123, "Accounting for Stock-Based Compensation" (in thousands, except for per share amounts).

                                                                   13 Weeks Ended                  26 Weeks Ended
                                                          ------------------------------- -------------------------------
                                                             June 26,        June 27,        June 26,        June 27,
                                                               2005            2004            2005            2004
                                                          --------------- --------------- --------------- ---------------
                                                                           (as restated)                   (as restated)
Net earnings, as reported............................       $    27,490     $    28,130     $    59,147     $    57,866

Add: Stock-based employee compensation
    expense (benefit) included in net earnings,
    net of related taxes.............................               373             (12)            655             290
Less: Total stock-based employee
    compensation expense determined under
    fair value based methods for all awards,
    net of related taxes.............................             1,735           2,155           3,428           4,770
                                                          --------------- --------------- --------------- ---------------
Pro forma net earnings...............................       $    26,128     $    25,963     $    56,374     $    53,386
                                                          =============== =============== =============== ===============
Basic net earnings per common share,
    as reported......................................       $      0.34     $      0.34     $      0.74     $      0.71
                                                          =============== =============== =============== ===============
Basic net earnings per common share,
    pro forma........................................       $      0.33     $      0.32     $      0.70     $      0.65
                                                          =============== =============== =============== ===============
Diluted net earnings per common share,
    as reported......................................       $      0.34     $      0.33     $      0.72     $      0.69
                                                          =============== =============== =============== ===============
Diluted net earnings per common share,
    pro forma........................................       $      0.32     $      0.31     $      0.69     $      0.63
                                                          =============== =============== =============== ===============

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

Lease guarantees and contingencies: In connection with the sale of restaurants to franchisees and other parties, we have, in certain cases, remained contingently liable for the remaining lease payments. As of June 26, 2005, we have outstanding lease guarantees of approximately $18,200,000. These leases expire at various times throughout the next several years with the final lease agreement expiring in 2025. In addition, we or our subsidiaries are contingently liable for various leases that we have assigned in connection with the sale of restaurants to franchisees and other parties, in the potential amount of $17,200,000. We have not recorded a liability as of June 26, 2005 or December 26, 2004.

Franchisee guarantees: In November 2003, we arranged for a third-party financing company to provide up to $75,000,000 to qualified franchisees for short-term loans to fund remodel investments, subject to our approval. Under the terms of this financing program, we will provide a limited guarantee pool for the loans advanced during the three-year period ending December 2006. As of June 26, 2005, there were loans outstanding to four franchisees aggregating approximately $1,300,000 under this program.

In May 2004, we arranged for a third-party financing company to provide up to $250,000,000 to qualified franchisees for loans to fund development of new restaurants through October 2007, subject to our approval. We will provide a limited guarantee of certain loans advanced under this program. As of June 26, 2005, there were loans outstanding to five franchisees aggregating approximately $20,100,000 under this program. The fair value of our guarantee under these two financing programs was less than $100,000 and is recorded in other non-current liabilities and other assets in our consolidated balance sheet as of June 26, 2005.

Severance agreements: We have severance and employment agreements with certain officers providing for severance payments to be made in the event the employee resigns or is terminated related to a change in control. The agreements define the circumstances which will constitute a change in control. If the severance payments had been due as of June 26, 2005, we would have been required to make payments totaling approximately $13,300,000. In addition, we have severance and employment agreements with certain officers which contain severance provisions not related to a change in control. Those provisions would have required aggregate payments of approximately $6,200,000 if such officers had been terminated as of June 26, 2005.

5.  Net Earnings Per Share

We compute basic net earnings per common share by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted net earnings per common share reflects the potential dilution that could occur if holders of options or other contracts to issue common stock exercised or converted their holdings into common stock.
Outstanding stock options and equity-based compensation represent the only dilutive effects on weighted average shares. The chart below presents a reconciliation between basic and diluted weighted average shares outstanding and the related net earnings per share. All amounts in the chart, except per share amounts, are expressed in thousands.

                                                                 13 Weeks Ended                  26 Weeks Ended
                                                         ------------------------------- -------------------------------
                                                            June 26,        June 27,        June 26,        June 27,
                                                              2005            2004            2005            2004
                                                         --------------- --------------- --------------- ---------------
Net earnings...........................................    $    27,490     $    28,130     $    59,147     $    57,866
                                                         =============== =============== =============== ===============

Basic weighted average shares outstanding..............         79,897          81,781          80,295          81,883
Dilutive effect of stock options and
    equity-based compensation..........................          1,463           2,317           1,566           2,488
                                                         --------------- --------------- --------------- ---------------
Diluted weighted average shares outstanding............         81,360          84,098          81,861          84,371
                                                         =============== =============== =============== ===============

Basic net earnings per common share....................    $      0.34     $      0.34     $      0.74     $      0.71
                                                         =============== =============== =============== ===============
Diluted net earnings per common share..................    $      0.34     $      0.33     $      0.72     $      0.69
                                                         =============== =============== =============== ===============

We excluded stock options with exercise prices greater than the average market price of our common stock for the applicable periods from the computation of diluted weighted average shares outstanding as the effect would be anti-dilutive. We have excluded approximately 593,000 and 1,464,000 of these options for the 13 weeks ended June 26, 2005 and June 27, 2004, respectively, and 338,000 and 90,000 of these options for the 26 weeks ended June 26, 2005 and June 27, 2004, respectively, from our diluted weighted average share computation.

6.  Acquisitions

All of our acquisitions below have been accounted for using the purchase method of accounting and, accordingly, our consolidated financial statements reflect the results of operations for each acquisition subsequent to the date of acquisition. The assets acquired and liabilities assumed are recorded at estimates of fair values as determined by management based upon information available. We finalize the allocation of purchase price to the fair value of assets acquired and liabilities assumed when we obtain information sufficient to complete the allocation, but in each case, no longer than one year after the acquisition date.

In May 2005, we completed the acquisition of 12 Applebee's restaurants, which included one restaurant under construction, in Missouri, Kansas and Arkansas for approximately $39,500,000. Through June 2005, we have paid approximately $38,900,000, which has been allocated to the fair value of property and equipment of $16,800,000, goodwill of $21,900,000 and other net assets of approximately $200,000. In addition, we expect to pay the remaining $600,000 for property and equipment relating to the completion of construction of one restaurant in the third fiscal quarter of 2005.

The following table is comprised of actual company restaurant sales for the restaurant acquisition above, which are included in our condensed consolidated financial statements for each period presented and pro forma company restaurant sales assuming the acquisition above occurred at the beginning of each respective period (in thousands):

                                                               13 Weeks Ended                  26 Weeks Ended
                                                       ------------------------------- -------------------------------
                                                          June 26,        June 27,        June 26,        June 27,
                                                            2005            2004            2005            2004
                                                       --------------- --------------- --------------- ---------------

Actual acquired company restaurant sales.............    $     2,800     $      --       $     2,800     $      --
                                                       =============== =============== =============== ===============


Pro forma acquired company restaurant sales..........    $     7,300     $     6,700     $    14,400     $    13,400
                                                       =============== =============== =============== ===============

In April 2005, we finalized the acquisition of eight Applebee's restaurants that were closed in fiscal 2004 by a former franchisee for approximately $8,800,000 payable in cash. In connection with this acquisition, we paid approximately $800,000 in cash in the fourth quarter of fiscal 2004, approximately $5,700,000 in cash in the first quarter of fiscal 2005 and approximately $2,300,000 in cash in the second quarter of fiscal 2005. The purchase price of $8,800,000 has been allocated to the fair value of property and equipment of approximately $8,200,000 and goodwill of approximately $600,000. As of June 26, 2005, we have remodeled and opened six restaurants. Subsequent to June 26, 2005, one additional restaurant was opened and the remaining restaurant was sold to a third party for $1,300,000.

In April 2004, we completed our acquisition of the operations and assets of ten Applebee's restaurants located in Southern California for approximately $13,800,000 in cash. The purchase price was allocated to the fair value of property and equipment of $2,500,000, goodwill of $10,800,000 and other net assets of approximately $500,000. Company restaurant sales for these restaurants were $4,700,000 for both the 13 weeks ended and 26 weeks ended June 27, 2004. Proforma company restaurant sales for these restaurants would have been approximately $7,000,000 and $13,500,000 for the 13 weeks and 26 weeks ended June 27, 2004 had this acquisition been completed at the beginning of fiscal 2004.

7.  Inventory Impairment

In the second quarter of 2004, we determined that we had excess inventories of riblets that no longer met our quality standards. Accordingly, we recorded an inventory impairment of $2,300,000 (approximately $1,500,000 net of income taxes) in our condensed consolidated financial statements. The portion of the riblet inventory impairment related to the company's historical usage of approximately $500,000 was recorded in food and beverage cost and the portion related to the franchisees' historical usage of approximately $1,800,000 was recorded in cost of other franchise income in the consolidated statement of earnings. In the third and fourth fiscal quarters of 2004, we recovered a portion of the inventory impairment as a result of higher than anticipated sales of these excess inventories.

8.  Goodwill and Other Intangible Assets

Changes in goodwill are summarized below (in thousands):

                                                               26 Weeks Ended          52 Weeks Ended
                                                                  June 26,              December 26,
                                                                    2005                    2004
                                                           ----------------------  ----------------------
Carrying amount, beginning of the year..................      $        116,344        $        105,326
Goodwill acquired during the period.....................                22,444                  11,018
                                                           ----------------------  ----------------------
Goodwill amount, end of the period......................      $        138,788        $        116,344
                                                           ======================  ======================

Intangible assets subject to amortization pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets," are summarized below (in thousands):

                                                                   June 26, 2005
                                             ----------------------------------------------------------
                                               Gross Carrying        Accumulated           Net Book
                                                   Amount            Amortization           Value
                                             ------------------   -----------------   -----------------
Amortized intangible assets:
    Franchise interest and rights.......       $        6,371       $       5,730       $         641
    Lease acquisition costs.............                4,911                 535               4,376
    Noncompete agreement................                  350                  65                 285
                                             ------------------   ----------------    -----------------

Total...................................       $       11,632       $       6,330       $       5,302
                                             ==================   =================   =================

                                                                 December 26, 2004
                                             ----------------------------------------------------------
                                               Gross Carrying        Accumulated           Net Book
                                                   Amount            Amortization           Value
                                             ------------------   -----------------   -----------------
Amortized intangible assets:
    Franchise interest and rights.......       $        6,371       $       5,565       $         806
    Lease acquisition costs.............                4,875                 294               4,581
    Noncompete agreement................                  350                  22                 328
                                             ------------------   -----------------   -----------------

Total...................................       $       11,596       $       5,881       $       5,715
                                             ==================   =================   =================

In the fourth quarter of fiscal 2004, we acquired the exclusive right to operate Applebee's restaurants in the Memphis, Tennessee market from a former franchisee group for approximately $2,800,000. This intangible asset has an indefinite life, and accordingly, will not be amortized but tested for impairment at least annually. In connection with this acquisition, we entered into an expanded 4-year noncompete agreement with the former franchise principals which is being amortized over the life of the agreement.

In the second quarter of fiscal 2004, we acquired six restaurant leases which were formerly operated as Ground Round restaurants for approximately $4,900,000 in cash.

Franchise interest and rights are being amortized over the next two to four years, the lease acquisition costs are being amortized over the next 8 to 20 years and the noncompete agreement is being amortized over the next four years.

We expect annual amortization expense for all intangible assets for the next five fiscal years to range from approximately $400,000 to $900,000.

9.  Captive Insurance Subsidiary

In 2002, we formed Neighborhood Insurance, Inc., a Vermont corporation and a wholly-owned captive insurance subsidiary to provide Applebee's International, Inc. and qualified franchisees with workers' compensation and general liability insurance. Applebee's International, Inc. and covered franchisees make premium payments to the captive insurance company which pays administrative fees and insurance claims, subject to individual and aggregate maximum claim limits under the captive insurance company's reinsurance policies. Franchisee premium amounts billed by the captive insurance company are established based upon third-party actuarial estimates of settlement costs for incurred claims and administrative fees. The franchisee premiums are included in other franchise income ratably over the policy year. The related offsetting expenses are included in cost of other franchise income. Accordingly, we do not expect franchisee participation in the captive insurance company to have a material impact on our net earnings. In fiscal 2005, we reduced the types of insurance coverage plans which resulted in fewer franchisee participants in our captive insurance program. Our consolidated balance sheets include the following balances related to the captive insurance subsidiary:

    o Franchise premium receivables of approximately $3,200,000 and $1,900,000 as of June 26, 2005 and December 26, 2004, respectively, included in receivables related to captive insurance subsidiary.
    o Cash equivalent and other long-term investments restricted for the payment of claims of approximately $18,100,000 and $16,700,000 as of
         June 26, 2005 and December 26, 2004, respectively, included in restricted assets related to captive insurance subsidiary.
    o Loss reserve and unearned premiums related to captive insurance subsidiary of approximately $21,400,000 and $19,600,000 as of June 26, 2005 and December 26, 2004, respectively. Approximately $7,400,000 and $7,500,000 as of June 26, 2005 and December 26, 2004, respectively, is included in other non-current liabilities.
    o Other miscellaneous items, net, of approximately $100,000 and $1,000,000 as of June 26, 2005 and December 26, 2004, respectively, included in several line items in the consolidated balance sheets.

10. Treasury Shares

As of June 26, 2005, we had approximately 29,082,000 shares held in treasury. A reconciliation of our treasury shares for the 26 weeks ended June 26, 2005 is provided below (shares in thousands):

                                                                  Treasury
                                                                   Shares
                                                               ---------------

    Balance as of December 26, 2004........................         27,375
    Purchases of treasury stock............................          2,660
    Stock options exercised................................           (756)
    Shares issued under employee benefit plans.............           (105)
    Restricted shares awarded under equity incentive
         plans.............................................            (92)
                                                               ---------------
    Balance as of June 26, 2005............................         29,082
                                                               ===============

11. New Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force reached a consensus on Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements" ("EITF 05-6"). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The adoption of EITF 05-6 will not have an impact on our consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections--A Replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations," ("FIN 47"). FIN 47 clarifies that the term "conditional" as used in SFAS No. 143, "Accounting for Asset Retirement Obligations." This Interpretation refers to a legal obligation to perform an asset retirement activity even if the timing and/or settlement is conditional on a future event that may or may not be within the control of an entity. Accordingly, the entity must record a liability for the conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. The Interpretation is effective for fiscal years ending after December 15, 2005. We are evaluating the impact the adoption of FIN 47 will have on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-based Payment," which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supercedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123 (revised 2004) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the fair value on the grant date of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service for that award, resulting in a decrease in our net earnings. We will adopt the provisions of this Statement, as amended, using the modified prospective method beginning in fiscal 2006. We expect that the adoption of this Standard will be material to our consolidated financial statements; however, we are still in the process of evaluating its impact.

Item 2.  Management's  Discussion  and   Analysis  of  Financial  Condition  and
         Results of Operations

Restatement of Financial Statements

The accompanying Management's Discussion and Analysis gives effect to the restatement of our condensed consolidated financial statements for quarterly and year-to-date information in 2004 to correct our accounting treatment for leases, depreciation of related leasehold improvements and for previously identified immaterial errors, primarily related to vacation and workers' compensation, as described in Note 2 to the condensed consolidated financial statements.

General

We operate on a 52 or 53 week fiscal year ending on the last Sunday in December. Our fiscal years and fiscal periods are as follows:

                                                                    Number
          Fiscal Year                  Fiscal Year End             of Weeks
------------------------------      ---------------------      ----------------
             2004                     December 26, 2004               52
             2005                     December 25, 2005               52
             2006                     December 31, 2006               53

                                                                    Number
         Fiscal Period                Fiscal Period End            of Weeks
------------------------------      ---------------------      ----------------
         2004 Quarter                   June 27, 2004                 13
         2005 Quarter                   June 26, 2005                 13
   2004 Year-to-date period             June 27, 2004                 26
   2005 Year-to-date period             June 26, 2005                 26

Our revenues are generated from three primary sources:

o   Company restaurant sales (food and beverage sales)
o   Franchise royalties and fees
o   Other franchise income

Beverage sales consist of sales of alcoholic beverages, while non-alcoholic beverages are included in food sales. Franchise royalties are generally 4% of each franchise restaurant's monthly gross sales. Franchise fees typically range from $30,000 to $35,000 for each restaurant opened. Other franchise income includes insurance premiums for the current year and premium audit adjustments for prior years from franchisee participation in our captive insurance program and revenue from information technology products and services provided to certain franchisees. In fiscal 2005, we have fewer franchisee participants in the captive insurance program due to the termination of one of our captive programs, which will result in a decrease in franchise premiums recognized in other franchise income of approximately $9,500,000.

Certain expenses relate only to company operated restaurants. These include:

o   Food and beverage costs
o   Labor costs
o   Direct and occupancy costs
o   Pre-opening expenses

Cost of other franchise income includes the costs related to franchisee participation in our captive insurance program and costs related to information technology products and services provided to certain franchisees. In fiscal 2005, we have fewer franchisee participants in the captive insurance program due to the termination of one of our captive programs, which will result in a decrease in franchise premiums expense in the cost of other franchise income of approximately $9,500,000.

Other expenses, such as general and administrative and amortization expenses, relate to both company operated restaurants and franchise operations.

Overview

Applebee's International, Inc. and our subsidiaries develop, franchise and operate casual dining restaurants under the name "Applebee's Neighborhood Grill & Bar" which is the largest casual dining concept in the world with over 1,700 system-wide restaurants open as of June 26, 2005. The casual dining segment of the restaurant industry is highly competitive and there are many factors that affect our profitability. Our industry is susceptible to changes in economic conditions, trends in lifestyles, fluctuating costs, government regulation, availability of resources and consumer perceptions. When evaluating and assessing our business, we believe there are five key factors:

o Development - the number of new company and franchise restaurants opened during the period. As the largest casual dining concept in the world, Applebee's has a unique opportunity to leverage our brand, system size and scale to optimize our future growth. Our expansion strategy has been to cluster restaurants in targeted markets, thereby increasing consumer awareness and convenience, and enabling us to take advantage of operational, distribution and advertising efficiencies. We currently expect that the Applebee's system will encompass at least 3,000 restaurants in the United States, as well as the potential for at least 1,000 restaurants internationally. In the 2005 quarter and the 2005 year-to-date period, we and our franchisees opened 30 and 56 restaurants, respectively. We have opened at least 100 restaurants system-wide each year for the past 12 fiscal years. In fiscal 2005, we currently expect to open at least 135 restaurants system-wide, comprised of 50 company and 85 franchise restaurants.

o Comparable restaurant sales - a year-over-year comparison of sales for restaurants open at least 18 months. Our revenues are generated primarily from company restaurant sales, franchise royalties and fees and other franchise income. Increases in company and franchise comparable restaurant sales will result in increases in company restaurant sales and franchise fees and royalties. In the 2005 quarter, company comparable sales decreased 1.2% while franchise and system-wide comparable sales were up 2.5% and 1.6%, respectively. For the 2005 year-to-date period, company comparable sales were down 0.4% while franchise and system-wide comparable sales were up 3.7% and 2.7%, respectively. We have had 28 consecutive quarters of positive system-wide comparable sales growth. We currently expect system-wide comparable restaurant sales to increase by at least 3% in fiscal 2005, with results expected to accelerate in the latter half of the year as comparisons become easier. Comparable restaurant sales increases are driven by increases in the average guest check and/or increases in guest traffic. Average guest check increases result from menu price increases and/or a change in menu mix. Although we may have increases in our average guest check from period to period, our main focus has been increasing guest traffic as we view this component to be more indicative of the long-term health of the Applebee's brand. We are constantly seeking to increase guest traffic by focusing on operations and improving our menu with semi-annual new menu rollouts and implementation of new programs such as Carside to Go(TM)and Weight Watchers(TM). Carside To Go(TM)is expected to be a driver of company, franchise and system-wide comparable sales growth in fiscal 2005.

o Company restaurant margin - company restaurant sales less food and beverage, labor, direct and occupancy restaurant costs and pre-opening expenses expressed as a percentage of company restaurant sales. Company restaurant margins were 13.8% and 14.8% in the 2005 quarter and 2005 year-to-date period, respectively. We currently expect full year fiscal 2005 company restaurant margins to be less than full year fiscal 2004 results and will be dependent on comparable sales performance at company restaurants. Company restaurant margins are susceptible to fluctuations in commodity costs, labor costs and other operating costs such as utilities costs. We attempt to negotiate contracts for the majority of our food products in order to mitigate the impact of rising commodity costs. We currently expect commodity costs for beef, poultry and other proteins to increase by approximately 1.5% in fiscal 2005. Labor costs are impacted by many factors, including minimum wage rate and other employment laws.

o General and administrative expenses - general and administrative expense expressed as a percentage of total operating revenues. General and administrative expense leverage is a key focus for us. We currently expect that revenues will grow faster than general and administrative expenses. In fiscal 2005, general and administrative expenses as a percent of total revenues are currently expected to be approximately 9%.

o Return on equity - net earnings expressed as a percent of average stockholders' equity. We believe this is an important indicator as it allows us to evaluate our ability to create value for our shareholders. We have exceeded our stated goal of at least 20% return on equity for the past six years and we are a leader in the casual dining industry in this category.

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

Acquisitions

All of our acquisitions below have been accounted for using the purchase method of accounting and, accordingly, our consolidated financial statements reflect the results of operations for each acquisition subsequent to the date of acquisition. The assets acquired and liabilities assumed are recorded at estimates of fair values as determined by management based upon information available. We finalize the allocation of purchase price to the fair value of assets acquired and liabilities assumed when we obtain information sufficient to complete the allocation, but in each case, no longer than one year after the acquisition date.

In May 2005, we completed the acquisition of 12 Applebee's restaurants, which included one restaurant under construction, in Missouri, Kansas and Arkansas for approximately $39,500,000. Through June 2005, we have paid approximately $38,900,000, which has been allocated to the fair value of property and equipment of $16,800,000, goodwill of $21,900,000 and other net assets of approximately $200,000. In addition, we expect to pay the remaining $600,000 for property and equipment relating to the completion of construction of one restaurant in the third fiscal quarter of 2005.

The following table is comprised of actual company restaurant sales for the restaurant acquisition above, which are included in our condensed consolidated financial statements for each period presented and pro forma company restaurant sales assuming the acquisition above occurred at the beginning of each respective period (in thousands):

                                                               13 Weeks Ended                  26 Weeks Ended
                                                       ------------------------------- -------------------------------
                                                          June 26,        June 27,        June 26,        June 27,
                                                            2005            2004            2005            2004
                                                       --------------- --------------- --------------- ---------------

Actual acquired company restaurant sales.............    $     2,800     $      --       $     2,800     $      --
                                                       =============== =============== =============== ===============


Pro forma acquired company restaurant sales..........    $     7,300     $     6,700     $    14,400     $    13,400
                                                       =============== =============== =============== ===============

In April 2005, we finalized the acquisition of eight Applebee's restaurants that were closed in fiscal 2004 by a former franchisee for approximately $8,800,000 payable in cash. In connection with this acquisition, we paid approximately $800,000 in cash in the fourth quarter of fiscal 2004, approximately $5,700,000 in cash in the first quarter of fiscal 2005 and approximately $2,300,000 in cash in the second quarter of fiscal 2005. The purchase price of $8,800,000 has been allocated to the fair value of property and equipment of approximately $8,200,000 and goodwill of approximately $600,000. As of June 26, 2005, we have remodeled and opened six restaurants. Subsequent to June 26, 2005, one additional restaurant was opened and the remaining restaurant was sold to a third party for $1,300,000.

In April 2004, we completed our acquisition of the operations and assets of ten Applebee's restaurants located in Southern California for approximately $13,800,000 in cash. The purchase price was allocated to the fair value of property and equipment of $2,500,000, goodwill of $10,800,000 and other net assets of approximately $500,000. Company restaurant sales for these restaurants were $4,700,000 for both the 13 weeks ended and 26 weeks ended June 27, 2004. Proforma company restaurant sales for these restaurants would have been approximately $7,000,000 and $13,500,000 for the 13 weeks and 26 weeks ended June 27, 2004 had this acquisition been completed at the beginning of fiscal 2004.

Captive Insurance Subsidiary

In 2002, we formed Neighborhood Insurance, Inc., a Vermont corporation and a wholly-owned captive insurance subsidiary to provide Applebee's International, Inc. and qualified franchisees with workers' compensation and general liability insurance. Applebee's International, Inc. and covered franchisees make premium payments to the captive insurance company which pays administrative fees and insurance claims, subject to individual and aggregate maximum claim limits under the captive insurance company's reinsurance policies. Franchisee premium amounts billed by the captive insurance company are established based upon third-party actuarial estimates of settlement costs for incurred claims and administrative fees. The franchisee premiums are included in other franchise income ratably over the policy year. The related offsetting expenses are included in cost of other franchise income. Accordingly, we do not expect franchisee participation in the captive insurance company to have a material impact on our net earnings. In fiscal 2005, we reduced the types of insurance coverage plans which resulted in fewer franchisee participants in our captive insurance program. Our consolidated balance sheets include the following balances related to the captive insurance subsidiary:

    o Franchise premium receivables of approximately $3,200,000 and $1,900,000 as of June 26, 2005 and December 26, 2004, respectively, included in receivables related to captive insurance subsidiary.
    o Cash equivalent and other long-term investments restricted for the payment of claims of approximately $18,100,000 and $16,700,000 as of
         June 26, 2005 and December 26, 2004, respectively, included in restricted assets related to captive insurance subsidiary.
    o Loss reserve and unearned premiums related to captive insurance subsidiary of approximately $21,400,000 and $19,600,000 as of June 26, 2005 and December 26, 2004, respectively. Approximately $7,400,000 and $7,500,000 as of June 26, 2005 and December 26, 2004, respectively, is included in other non-current liabilities.
    o Other miscellaneous items, net, of approximately $100,000 and $1,000,000 as of June 26, 2005 and December 26, 2004, respectively, included in several line items in the consolidated balance sheets.

Results of Operations

The  following  table  contains   information   derived  from  our  consolidated
statements of earnings expressed as a percentage of total operating revenues, except where otherwise noted. Percentages may not add due to rounding.

                                                                     13 Weeks Ended            26 Weeks Ended
                                                                -------------------------  -------------------------
                                                                  June 26,     June 27,      June 26,     June 27
                                                                    2005         2004          2005         2004
                                                                ------------ ------------  ------------ ------------
                                                                                 (as                        (as
                                                                               restated)                  restated)
Revenues:
    Company restaurant sales..................................       88.9%        87.9%         88.9%        87.9%
    Franchise royalties and fees..............................       10.6         10.9          10.7         11.0
    Other franchise income....................................        0.5          1.2           0.4          1.2
                                                                ------------ ------------  ------------ ------------
         Total operating revenues.............................      100.0%       100.0%        100.0%       100.0%
                                                                ============ ============  ============ ============
Cost of sales (as a percentage of company restaurant sales):
    Food and beverage.........................................       26.6%        26.9%         26.5%        26.5%
    Labor.....................................................       33.0         32.6          32.9         32.6
    Direct and occupancy......................................       26.0         24.4          25.3         24.4
    Pre-opening expense.......................................        0.5          0.2           0.4          0.2
                                                                ------------ ------------  ------------ ------------
         Total cost of sales..................................       86.2%        84.1%         85.2%        83.7%
                                                                ============ ============  ============ ============

Cost of other franchise income (as a percentage of other
    franchise income).........................................       86.3%       148.1%         82.3%       122.4%
General and administrative expenses...........................        9.1          8.9           9.0          9.0
Amortization of intangible assets.............................        0.1          0.1           0.1           --
Loss on disposition of restaurants and equipment..............        0.2          0.2           0.1          0.2
                                                                ------------ ------------  ------------ ------------
Operating earnings............................................       13.6         15.2          14.7         15.8
                                                                ------------ ------------  ------------ ------------
Other income (expense):
    Investment income.........................................        0.1           --           0.1           --
    Interest expense..........................................       (0.2)        (0.1)         (0.2)        (0.1)
    Other income..............................................        0.2          0.2           0.2          0.2
                                                                ------------ ------------  ------------ ------------
         Total other income...................................        0.1          0.1           0.1          0.1
                                                                ------------ ------------  ------------ ------------
Earnings before income taxes..................................       13.7         15.3          14.8         15.9
Income taxes..................................................        4.7          5.3           5.1          5.5
                                                                ------------ ------------  ------------ ------------
Net earnings..................................................        9.0%        10.0%          9.7%        10.3%
                                                                ============ ============  ============ ============

The following table sets forth certain unaudited financial information and other restaurant data relating to company and franchise restaurants, as reported to us by franchisees:

                                                               13 Weeks Ended                     26 Weeks Ended
                                                       -------------------------------    -------------------------------
                                                         June 26,          June 27,          June 26,          June 27,
                                                           2005              2004              2005              2004
                                                       -------------     -------------    --------------    -------------
Number of restaurants:
    Company:
         Beginning of period.......................            437               391               424              383
         Restaurant openings.......................             14                 4                27               12
         Restaurants acquired from franchisees.....             11                10                11               10
                                                       -------------     -------------    --------------    -------------
         End of period.............................            462               405               462              405
                                                       -------------     -------------    --------------    -------------
    Franchise:
         Beginning of period.......................          1,257             1,212             1,247            1,202
         Restaurant openings.......................             16                 8                29               19
         Restaurants closed........................             (2)               (3)               (5)              (4)
         Restaurants acquired from franchisees.....            (11)              (10)              (11)             (10)
                                                       -------------     -------------    --------------    -------------
         End of period.............................          1,260             1,207             1,260            1,207
                                                       -------------     -------------    --------------    -------------
    Total:
         Beginning of period.......................          1,694             1,603             1,671            1,585
         Restaurant openings.......................             30                12                56               31
         Restaurants closed........................             (2)               (3)               (5)              (4)
                                                       -------------     -------------    --------------    -------------
         End of period.............................          1,722             1,612             1,722            1,612
                                                       =============     =============    ==============    =============

Weighted average weekly sales per restaurant:
    Company........................................     $   46,800        $   47,758        $   47,483       $   48,075
    Franchise......................................     $   50,114        $   48,759        $   50,705       $   48,763
    Total..........................................     $   49,244        $   48,510        $   49,868       $   48,593
Change in comparable restaurant sales:(1)
    Company........................................          (1.2)%             5.5 %            (0.4)%            7.0 %
    Franchise......................................           2.5 %             6.5 %             3.7 %            7.2 %
    Total..........................................           1.6 %             6.3 %             2.7 %            7.2 %

Total operating revenues (in thousands):
    Company restaurant sales.......................     $  272,703        $  247,769        $  543,161       $  491,329
    Franchise royalties and fees(2)................         32,493            30,722            65,501           61,437
    Other franchise income(3)......................          1,424             3,399             2,489            6,514
                                                       -------------     -------------    --------------    -------------
    Total..........................................     $  306,620        $  281,890        $  611,151       $  559,280
                                                       =============     =============    ==============    =============

(1) When computing comparable restaurant sales, restaurants open for at least 18 months are compared from period to period.
(2) Franchise royalties are generally 4% of each franchise restaurant's reported monthly gross sales. Reported franchise sales, in thousands, were $820,483 and $764,422 in the 2005 quarter and the 2004 quarter, respectively, and $1,653,480 and $1,528,538 in the 2005 year-to-date and 2004 year-to-date period, respectively. Franchise fees typically range from $30,000 to $35,000 for each restaurant opened.
(3) Other franchise income includes insurance premiums from franchisee participation in our captive insurance program and revenue from information technology products and services provided to certain franchisees.

2005 Quarter Compared With 2004 Quarter and 2005 Year-to-Date Period Compared With 2004 Year-to-Date Period

Company Restaurant Sales. Total company restaurant sales increased $24,934,000 (10%) from $247,769,000 in the 2004 quarter to $272,703,000 in the 2005 quarter and  increased  $51,832,000  (11%) from  $491,329,000  in the 2004  year-to-date period to $543,161,000 in the 2005 year-to-date period. The percentage increase in total company restaurant sales was comprised of the following:

                                                                                     2005 Year-to-Date
                                                                2005 Quarter               Period
                                                           ----------------------  ----------------------
Company restaurant openings.............................            11 %                    10 %
Restaurant acquisitions.................................             1 %                     2 %
Weighted average weekly sales...........................            (2)%                    (1)%

Comparable restaurant sales at company restaurants decreased by 1.2% and 0.4% in the 2005 quarter and the 2005 year-to-date period, respectively. Weighted average weekly sales at company restaurants decreased 2.0% from $47,758 in the 2004 quarter to $46,800 in the 2005 quarter and decreased 1.2% from $48,075 in the 2004 year-to-date period to $47,483 in the 2005 year-to-date period. These decreases were a result of a reduction in guest traffic due to lapping over the implementation of our Weight Watchers(TM) menu system-wide in May 2004 and a decline in guest counts in the Kansas City, St. Louis and Minnesota markets, where more than one-third of our company restaurants are located. These decreases were partially offset by increases in the average guest check resulting from menu price increases of approximately 1.0% in November 2004 and 1.5% in May 2005 and our Carside To Go(TM) initiative. Carside To Go(TM) sales mix increased from 9.4% of company restaurant sales in the 2004 quarter to 10.4% of company restaurant sales in the 2005 quarter.

Franchise Royalties and Fees. Franchise royalties and fees increased $1,771,000 (6%) from $30,722,000 in the 2004 quarter to $32,493,000 in the 2005 quarter and increased $4,064,000 (7%) from $61,437,000 in the 2004 year-to-date period to $65,501,000 in the 2005 year-to-date period. These increases were due primarily to the increased number of franchise restaurants operating during the 2005 quarter and 2005 year-to-date period as compared to the same periods in 2004 and increases in comparable restaurant sales. Weighted average weekly sales at franchise restaurants increased 2.8% and 4.0% in the 2005 quarter and 2005 year-to-date period, respectively, and franchise comparable restaurant sales increased 2.5% and 3.7% in the 2005 quarter and 2005 year-to-date period, respectively. These increases were due in part to the implementation of the Carside To Go(TM) program in most franchise restaurants which were partially offset by lapping over sales increases which resulted from the implementation of our Weight Watchers(TM) menu system-wide in May 2004.

Other Franchise Income. Other franchise income decreased $1,975,000 (58%) from $3,399,000 in the 2004 quarter to $1,424,000 in the 2005 quarter and decreased $4,025,000 (62%) from $6,514,000 in the 2004 year-to-date period to $2,489,000 in the 2005 year-to-date period due primarily to fewer franchisee participants in our captive insurance program resulting from the reduction of the types of insurance coverage plans offered. Franchise premiums are included in other franchise income ratably over the policy year.

Cost of Company Restaurant Sales. Food and beverage costs decreased from 26.9% in the 2004 quarter to 26.6% in the 2005 quarter and were 26.5% in both the 2004 year-to-date period and the 2005 year-to-date period. Both periods were favorably impacted by a menu price increases of 1.0% in November 2004 and 1.5% in May 2005, which were offset by higher commodity costs. The 2004 quarter and

2004 year-to-date period were unfavorably impacted by the company portion of the June 2004 impairment of approximately $500,000 for excess riblet inventories which no longer met our quality standards.

Labor costs increased from 32.6% in the 2004 quarter to 33.0% in the 2005 quarter and increased from 32.6% in the 2004 year-to-date period to 32.9% in the 2005 year-to-date period. The increases in both periods were due primarily to higher management and hourly wage rates and higher group insurance costs which were partially offset by lower management incentive compensation.

Direct and occupancy costs increased from 24.4% in both the 2004 quarter and the 2004 year-to-date period to 26.0% in the 2005 quarter and 25.3% in the 2005 year-to-date period due primarily to lower sales volumes at company restaurants which resulted in unfavorable depreciation, rent and property tax expenses, as a percentage of sales, due to their relatively fixed nature as well as higher utilities, packaging and smallwares costs. The increase in the 2005 quarter was also due to higher advertising costs, as a percentage of sales.

Pre-Opening Expenses. Pre-opening expenses increased from 0.2% in both the 2004 quarter and the 2004 year-to-date period to 0.5% in the 2005 quarter and 0.4% in the 2005 year-to-date period due primarily to the increased number of restaurant openings.

Cost of Other Franchise Income. Cost of other franchise income decreased $3,806,000 (76%) from $5,035,000 in the 2004 quarter to $1,229,000 in the 2005 quarter and decreased $5,924,000 (74%) from $7,972,000 in the 2004 year-to-date period to $2,048,000 in the 2005 year-to-date due to fewer franchisee participants in our captive insurance program resulting from the reduction of the types of insurance coverage plans offered and the franchisee portion of the June 2004 impairment of approximately $1,800,000 for excess riblet inventories which no longer met our quality standards.

General and Administrative Expenses. General and administrative expenses increased from 8.9% in the 2004 quarter to 9.1% in the 2005 quarter and were 9.0% in both the 2004 year-to-date period and the 2005 year-to-date period. General and administrative expenses were unfavorably impacted in both periods by higher compensation expense due to staffing levels and higher management training costs due to the increased number of company restaurant openings as compared to 2004. The increase in the 2005 quarter was also due to the timing of our restaurant general manager convention.

Income Taxes. The effective income tax rate, as a percentage of earnings before income taxes, decreased from 34.7% in the 2004 quarter and 34.8% in the 2004 year-to-date period to 34.6% in both the 2005 quarter and the 2005 year-to-date period due to a reduction in state and local income taxes.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operations. Our need for capital resources historically has resulted from the construction and acquisition of restaurants, the repurchase of our common stock and investment in information technology systems. In the past, we have obtained capital through public stock offerings, debt financing, and our ongoing operations. Cash flows from our ongoing operations include cash generated from company and franchise operations, credit from trade suppliers, real estate lease financing, and landlord contributions to leasehold improvements. In addition, we have assumed debt or issued new debt in connection with certain mergers and acquisitions. The following table presents a summary of our cash flows for the 2005 and 2004 year-to-date period (in thousands):

                                                            2005                 2004
                                                        Year-to-Date         Year-to-Date
                                                           Period               Period
                                                     -------------------  -------------------
                                                                             (as restated)
Net cash provided by operating activities..........     $     107,790        $      80,439

Net cash used by investing activities..............          (108,116)             (61,986)

Net cash used by financing activities..............            (9,655)             (21,430)
                                                     -------------------  -------------------

Net decrease in cash and cash equivalents..........     $      (9,981)       $      (2,977)
                                                     ===================  ===================

Capital expenditures, excluding acquisitions, were $36,543,000 in the 2004 year-to-date period and $59,922,000 in the 2005 year-to-date period. In fiscal 2005, we currently expect to open at least 50 company restaurants, and capital expenditures are expected to be between $150,000,000 and $160,000,000, including the costs to acquire and re-open seven company restaurants that were closed in fiscal 2004 by a former franchisee in Memphis, Tennessee, but excluding the costs to acquire the assets of 12 Applebee's restaurants in Missouri, Kansas and Arkansas.

These expenditures will primarily be for the development of new restaurants, refurbishment and capital replacement for existing restaurants and the enhancement of information systems. Because we expect to continue to purchase a portion of our sites, the amount of actual capital expenditures will be dependent upon, among other things, the proportion of leased versus owned properties. In addition, if we open more or fewer restaurants than we currently anticipate or acquire additional restaurants, our capital requirements will increase or decrease accordingly.

In May 2005, we completed the acquisition of 12 Applebee's restaurants, which included one restaurant under construction, in Missouri, Kansas and Arkansas for approximately $39,500,000. Through June 2005, we have paid approximately $38,900,000, which has been allocated to the fair value of property and equipment of $16,800,000, goodwill of $21,900,000 and other net assets of approximately $200,000. In addition, we expect to pay the remaining $600,000 for property and equipment relating to the completion of construction of one restaurant in the third fiscal quarter of 2005.

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

In April 2004, we completed our  acquisition of the operations and assets of ten
Applebee's   restaurants   located  in  Southern  California  for  approximately
$13,800,000 in cash.

In December 2004, we completed the refinancing of our $150,000,000 unsecured revolving credit facility. The new bank credit agreement provides for a $150,000,000 five-year unsecured revolving credit facility, of which $40,000,000 may be used for the issuance of letters of credit. The facility is subject to various covenants and restrictions which, among other things, require the maintenance of stipulated fixed charge, leverage and indebtedness to capitalization ratios, as defined. There is no limit on cash dividends provided that the declaration and payment of such dividend does not cause a default of any other covenant contained in the agreement. The facility is subject to standard other terms, conditions, covenants, and fees. As of June 26, 2005, we are in compliance with the covenants contained in our credit agreement. As of June 26, 2005, we had borrowings of $81,300,000, standby letters of credit of $9,500,000 outstanding and approximately $59,200,000 available under our revolving credit facility. During fiscal 2005, we expect to fund operations, capital expansion, any repurchases of common stock, and the payment of dividends from operating cash flows and borrowings under our revolving credit facility.

In October 2004, our Board of Directors authorized additional repurchases of our common stock of up to $150,000,000 beginning in fiscal 2005 and approved a written plan for repurchases of our common stock in the open market. During the 2005 year-to-date period, we repurchased 2,660,000 shares of our common stock at an average price of $25.65 for an aggregate cost of $68,200,000. As of June 26, 2005, we had $81,800,000 remaining under our repurchase authorization.

As of June 26, 2005, our liquid assets totaled $944,000. These assets consisted of cash and cash equivalents in the amount of $661,000 and short-term investments in the amount of $283,000. The working capital deficit increased from $51,041,000 as of December 26, 2004 to $76,491,000 as of June 26, 2005.
This increase was due primarily to increases in accrued income taxes and decreases in cash and cash equivalents due to repurchases of our common stock, acquisition of restaurants and capital expenditures in the 2005 year-to-date period and was partially offset by the redemption of gift cards in the 2005 year-to-date period sold in fiscal 2004.

We believe that our liquid assets and cash generated from operations, combined with borrowings available under our credit facility, will provide sufficient funds for capital expenditures, repurchases of our common stock, the payment of dividends and other such operating activities for the foreseeable future.

The following table shows our debt amortization schedule, future capital lease commitments (including principal and interest payments), future operating lease commitments and future purchase obligations as of June 26, 2005 (in thousands):

                                                                             Payments due by period
                                                   -------------------------------------------------------------------------
                     Certain                                       Less than 1       1-3             3-5        More than 5
             Contractual Obligations                   Total           year         Years           years          years
-------------------------------------------------  -------------  -------------  -------------  -------------  -------------
Long-term Debt (excluding capital
    lease obligations) (1)......................    $    82,784    $     4,428    $       162    $    77,095    $     1,099
Capital Lease Obligations.......................          8,720            780          1,644          1,760          4,536
Operating Leases (2)............................        360,523         25,208         50,628         50,634        234,053
Purchase Obligations - Company(3)...............        206,221        174,938         21,130         10,153           --
 Purchase Obligations - Franchise(4)............        448,359        384,875         40,934         22,550           --

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

Other Contractual Obligations

We have outstanding lease guarantees of approximately $18,200,000 as of June 26, 2005 (see Note 4 to the condensed consolidated financial statements). In addition, we or our subsidiaries are contingently liable for various leases that we have assigned in connection with the sale of restaurants to franchisees and other parties, in the potential amount of $17,200,000. We have not recorded a liability for these guarantees as of June 26, 2005 or December 26, 2004.

We have severance and employment agreements with certain officers providing for severance payments to be made in the event the associate resigns or is terminated related to a change in control. The agreements define the circumstances which will constitute a change in control. If the severance payments had been due as of June 26, 2005, we would have been required to make payments totaling approximately $13,300,000. In addition, we have severance and employment agreements with certain officers which contain severance provisions not related to a change in control. Those provisions would have required aggregate payments of approximately $6,200,000 if such officers had been terminated as of June 26, 2005.

In November 2003, we arranged for a third-party financing company to provide up to $75,000,000 to qualified franchisees for short-term loans to fund remodel investments, subject to our approval. Under the terms of this financing program, we will provide a limited guarantee pool for the loans advanced during the three-year period ending December 2006. As of June 26, 2005, there were loans outstanding to four franchisees for approximately $1,300,000 under this program.

In May 2004, we arranged for a third-party financing company to provide up to $250,000,000 to qualified franchisees for loans to fund development of new restaurants through October 2007, subject to our approval. We will provide a limited guarantee of certain loans advanced under this program. As of June 26, 2005, there were loans outstanding to five franchisees for approximately $20,100,000 under this program. The fair value of our guarantees under these two financing programs was less than $100,000 and is recorded in other non-current liabilities and other assets in our consolidated balance sheet as of June 26, 2005.

New Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force reached a consensus on Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements" ("EITF 05-6"). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The adoption of EITF 05-6 will not have an impact on our consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections--A Replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations," ("FIN 47"). FIN 47 clarifies that the term "conditional" as used in SFAS No. 143, "Accounting for Asset Retirement Obligations." This Interpretation refers to a legal obligation to perform an asset retirement activity even if the timing and/or settlement is conditional on a future event that may or may not be within the control of an entity. Accordingly, the entity must record a liability for the conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. The Interpretation is effective for fiscal years ending after December 15, 2005. We are evaluating the impact the adoption of FIN 47 will have on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-based Payment," which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supercedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123 (revised 2004) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the fair value on the grant date of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service for that award, resulting in a decrease in our net earnings. We will adopt the provisions of this Statement, as amended, using the modified prospective method beginning in fiscal 2006. We expect that the adoption of this Standard will be material to our consolidated financial statements; however, we are still in the process of evaluating its impact.

Forward-Looking Statements

The statements contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section regarding restaurant development, comparable sales, Carside To Go(TM), revenue growth, restaurant margin, commodity costs, general and administrative expenses, capital expenditures, return on equity and financial commitments are forward-looking and based on current expectations. There are several risks and uncertainties that could cause actual results to differ materially from those described. These risks include but are not limited to our ability and the ability of our franchisees to open and operate additional restaurants profitably, the ability of our franchisees to obtain financing, the continued growth of our franchisees, our ability to attract and retain qualified franchisees, the impact of intense competition in the casual dining segment of the restaurant industry, the impact of economic factors on consumer spending, and our ability to control restaurant operating costs which are impacted by market changes, minimum wage and other employment laws, food costs and inflation. For a more detailed discussion of the principal factors that could cause actual results to be materially different, you should read our current report on Form 8-K which we filed with the Securities and Exchange Commission on February 9, 2005. We disclaim any obligation to update forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from fluctuations in interest rates and changes in commodity prices. Our revolving credit facility bears interest at either the bank's prime rate or LIBOR plus 0.5%, at our option. As of June 26, 2005, the total amount of debt subject to interest rate fluctuations was $81,300,000 which was outstanding on our revolving credit facility. A 1% change in interest rates would result in an increase or decrease in interest expense of $813,000 per year. We may from time to time enter into interest rate swap agreements to manage the impact of interest rate changes on our earnings. Many of the food products we purchase are subject to price volatility due to factors that are outside of our control such as weather, seasonality and fuel costs. As part of our strategy to moderate this volatility, we have entered into fixed price purchase commitments.

Item 4.  Controls and Procedures

As of June 26, 2005, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective. During our most recent fiscal quarter, there have been no changes in our internal control over financial reporting that occurred that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities.

------------------------------------------------------------------------------------------------------------------
                                         Purchases of Equity Securities(1)
------------------------------------------------------------------------------------------------------------------
                                       (a)            (b)                (c)                        (d)
------------------------------ ------------------ ----------- ------------------------- --------------------------
                                                                                              Maximum Dollar
                                                                   Total Number of         Value of Shares that
                                                    Average      Shares Purchased as            May Yet Be
                                  Total Number       Price         Part of Publicly        Purchased Under the
                                   of Shares       Paid Per       Announced Plans or        Plans or Programs
           Period                  Purchased         Share            Programs                (in thousands)
------------------------------ ------------------ ----------- ------------------------- --------------------------
March 28, 2005 through
April 24, 2005                        86,000         $26.72              86,000                 $129,079
------------------------------ ------------------ ----------- ------------------------- --------------------------
April 25, 2005 through
May 22, 2005                       1,752,400         $25.56           1,752,400                  $84,291
------------------------------ ------------------ ----------- ------------------------- --------------------------
May 23, 2005 through
June 26, 2005                         94,239(2)      $26.76              93,300                  $81,795
------------------------------ ------------------ ----------- ------------------------- --------------------------
            Total                  1,932,639                          1,931,700
============================== ================== =========== ========================= ==========================

(1) In October 2004, our Board of Directors authorized additional repurchases of our common stock of up to $150,000,000 beginning in fiscal 2005.
(2) Includes 939 shares received as partial payment for shares issued under stock option plans.

Item 4.  Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on May 12, 2005. The stockholders voted on the following matters:

    Proposal I.         Elect  Erline Belton and  Eric L.  Hansen as  Directors.
    Proposal II.        Approve an  amendment to the  Applebee's  International,
                        Inc.  Amended and  Restated 1995  Equity Incentive Plan.
    Proposal III.       Approve  an amendment to the  Applebee's  International,
                        Inc. Employee Stock Purchase Plan.
    Proposal IV.        Ratify  Deloitte  &  Touche   LLP   as  our  independent
                        registered  public accounting  firm for the  2005 fiscal
                        year.
    Proposal V.         Act on a shareholder  proposal to  require us to issue a
                        report on the feasibility of requiring our chicken suppliers to utilize an alternative method of slaughter.

The results of the voting were as follows:

                                                         Negative/
                                 Affirmative             Withheld                                         Broker
         Proposal                    Votes                  Votes                 Abstentions            Non-Votes
--------------------------     ----------------     --------------------     --------------------    -----------------
        I (Belton)                74,075,223               1,885,305                    --                     --
        I (Hansen)                73,930,090               2,030,438                    --                     --
           II                     47,478,774              17,841,092                 135,508             10,505,154
           III                    62,431,883               2,904,626                 118,865             10,505,154
           IV                     75,129,910                 554,259                 276,359                   --
            V                      3,639,797              57,048,023               4,767,554             10,505,154

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

                         APPLEBEE'S INTERNATIONAL, INC.
                                  (Registrant)



Date: July 27, 2005                    By: /s/ Lloyd L. Hill
      ---------------------------         --------------------------------------
                                       Lloyd L. Hill
                                       Director, Chairman of the Board and Chief
                                       Executive Officer
                                       (principal executive officer)

Date: July 27, 2005                    By: /s/ Steven K. Lumpkin
      ---------------------------         --------------------------------------
                                       Steven K. Lumpkin
                                       Director, Executive Vice President, Chief
                                       Financial Officer and Treasurer
                                       (principal financial officer)

Date: July 27, 2005                    By: /s/ Beverly O. Elving
      ---------------------------         --------------------------------------
                                       Beverly O. Elving
                                       Vice President and Controller
                                       (principal accounting officer)

                 APPLEBEE'S INTERNATIONAL, INC AND SUBSIDIARIES
                                  EXHIBIT INDEX


  Exhibit
   Number                          Description of Exhibit
----------- --------------------------------------------------------------------

    10.1 Amendment to Memorandum of Understanding, dated October 5, 2002, with Louis A. Kaucic

    10.2    Asset Purchase Agreement with  The Ozark Apples, Inc. dated April 8,
            2005

    10.3    Amended and Restated 1995 Equity Incentive Plan, as amended

    10.4    Employee Stock Purchase Plan, as amended

    10.5    Amendment to Executive Retirement Plan

    10.6 CEO Use of the Company Airplane Policy (incorporated by reference to Form 8-K filed on May 16, 2005)

    10.7 Personal Use of Corporate Aircraft for Senior Team (incorporated by reference to Form 8-K filed on May 16, 2005)

    31.1 Certification of Chairman and Chief Executive Officer Pursuant to SEC Rule 13a-14(a)

    31.2    Certification  of Chief  Financial  Officer  Pursuant  to  SEC  Rule
            13a-14(a)

    32.1 Certification of Chairman and Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350