Form 10-Q
period 2005-09-25
APPLEBEES INTERNATIONAL INC
filed 2005-10-31
CIK 853665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   September 25, 2005
                               -------------------------------------------------
                                       OR

[    ]  TRANSITION  REPORT PURSUANT  TO SECTION  13 OR  15(d) OF THE  SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from                         to
                              -------------------------  -----------------------

Commission File Number:           000-17962
                       -------------------------------

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

                4551 W. 107th Street, Overland Park, Kansas 66207
 -------------------------------------------------------------------------------
              (Address of principal executive offices and zip code)

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

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined by Rule 12b-2 of the Exchange Act). Yes  X      No
                                               -----      -----

Indicate by check mark whether the  registrant is a shell company (as defined by
Rule 12b-2 of the Exchange Act).            Yes         No  X
                                               -----      -----

The number of shares of the registrant's common stock outstanding as of October 26, 2005 was 76,280,910.

                         APPLEBEE'S INTERNATIONAL, INC.
                                    FORM 10-Q
                     FISCAL QUARTER ENDED SEPTEMBER 25, 2005
                                      INDEX


                                                                                                                Page
PART I              FINANCIAL INFORMATION

Item 1.             Condensed Consolidated Financial Statements:

                    Consolidated Balance Sheets as of September 25, 2005
                       and December 26, 2004................................................................      3

                    Consolidated Statements of Earnings for the 13 Weeks and 39 Weeks
                       Ended September 25, 2005 and September 26, 2004 (as restated)........................      4

                    Consolidated Statement of Stockholders' Equity for the
                       39 Weeks Ended September 25, 2005....................................................      5

                    Consolidated Statements of Cash Flows for the 39 Weeks
                       Ended September 25, 2005 and September 26, 2004 (as restated)........................      6

                    Notes to Condensed Consolidated Financial Statements....................................      8

Item 2.             Management's Discussion and Analysis of
                       Financial Condition and Results of Operations........................................     18

Item 3.             Quantitative and Qualitative Disclosures About Market Risk..............................     32

Item 4.             Controls and Procedures.................................................................     32


PART II             OTHER INFORMATION

Item 1.             Legal Proceedings.......................................................................     33

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds.............................     33

Item 6.             Exhibits................................................................................     33

Signatures .................................................................................................     34

Exhibit Index...............................................................................................     35


                          PART I. FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      (in thousands, except share amounts)

                                                                                       September 25,        December 26,
                                                                                           2005                 2004
                                                                                      ----------------     ---------------
                                       ASSETS
Current assets:
     Cash and cash equivalents.....................................................     $    10,140          $    10,642
     Short-term investments, at market value.......................................             284                  282
     Receivables (less allowance for bad debts of $346 in 2005 and $417 in 2004)...          36,171               39,152
     Receivables related to captive insurance subsidiary...........................           3,248                2,566
     Inventories...................................................................          21,499               35,936
     Prepaid and other current assets..............................................          13,035               12,079
                                                                                      ----------------     ---------------
         Total current assets......................................................          84,377              100,657
Property and equipment, net........................................................         567,157              486,548
Goodwill...........................................................................         138,788              116,344
Restricted assets related to captive insurance subsidiary..........................          20,186               17,386
Other intangible assets, net.......................................................           7,921                8,524
Other assets, net..................................................................          29,699               24,972
                                                                                      ----------------     ---------------
                                                                                        $   848,128          $   754,431
                                                                                      ================     ===============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt.............................................     $       254          $       222
     Notes payable.................................................................           9,700                  --
     Accounts payable..............................................................          53,755               42,830
     Accrued expenses and other current liabilities................................          76,294               89,064
     Loss reserve and unearned premiums related to captive insurance subsidiary....          13,481               12,137
     Accrued dividends.............................................................             --                 4,867
     Accrued income taxes..........................................................          14,930                2,578
                                                                                      ----------------     ---------------
         Total current liabilities.................................................         168,414              151,698
                                                                                      ----------------     ---------------
Non-current liabilities:
     Long-term debt - less current portion.........................................         126,280               35,472
     Deferred income taxes.........................................................          27,589               28,995
     Other non-current liabilities.................................................          47,112               41,539
                                                                                      ----------------     ---------------
         Total non-current liabilities.............................................         200,981              106,006
                                                                                      ----------------     ---------------
         Total liabilities.........................................................         369,395              257,704
                                                                                      ----------------     ---------------
Commitments and contingencies (Note 4)
Stockholders' equity:
     Preferred stock - par value $0.01 per share:  authorized - 1,000,000 shares;
       no shares issued............................................................             --                   --
     Common stock - par value $0.01 per share:  authorized - 125,000,000 shares;
       issued -108,503,243 shares..................................................           1,085                1,085
     Additional paid-in capital....................................................         233,615              220,897
     Unearned compensation.........................................................          (3,175)              (1,924)
     Retained earnings.............................................................         704,597              623,315
                                                                                      ----------------     ---------------
                                                                                            936,122              843,373
     Treasury stock - 31,105,048 shares in 2005 and 27,375,044 shares in 2004, at
       cost........................................................................        (457,389)            (346,646)
                                                                                      ----------------     ---------------
         Total stockholders' equity................................................         478,733              496,727
                                                                                      ----------------     ---------------
                                                                                        $   848,128          $   754,431
                                                                                      ================     ===============


            See notes to condensed consolidated financial statements.


                                            APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF EARNINGS
                                                              (Unaudited)
                                               (in thousands, except per share amounts)


                                                                   13 Weeks Ended                         39 Weeks Ended
                                                         -----------------------------------    -----------------------------------
                                                          September 25,      September 26,       September 25,       September 26,
                                                              2005               2004                2005                2004
                                                         ---------------    ----------------    ----------------    ---------------
                                                                             (as restated)                          (as restated)
Revenues:
     Company restaurant sales .......................      $   272,673        $    247,173        $   815,834         $ 738,502
     Franchise royalties and fees....................           31,589              30,048             97,090            91,485
     Other franchise income..........................            1,064               3,913              3,553            10,427
                                                          ---------------    ----------------    ---------------    ---------------
         Total operating revenues....................          305,326             281,134            916,477           840,414
                                                          ---------------    ----------------    ---------------    ---------------
Cost of company restaurant sales:
     Food and beverage...............................           71,555              65,115            215,755           195,277
     Labor...........................................           90,231              79,195            269,070           239,533
     Direct and occupancy............................           74,706              61,914            212,111           181,769
     Pre-opening expense.............................            1,089               1,020              3,524             2,012
                                                          ---------------    ----------------    ---------------    ---------------
         Total cost of company restaurant sales......          237,581             207,244            700,460           618,591
                                                          ---------------    ----------------    ---------------    ---------------
Cost of other franchise income.......................              790               3,521              2,838            11,493
General and administrative expenses..................           26,329              26,752             81,255            77,134
Amortization of intangible assets....................              204                 199                658               443
Impairment of long-lived assets......................            3,900                --                3,900               --
Loss on disposition of restaurants and equipment.....              480                 441              1,341             1,520
                                                         ---------------    ----------------    ----------------    ---------------
 Operating earnings..................................            36,042             42,977            126,025           131,233
                                                         ---------------    ----------------    ----------------    ---------------
 Other income (expense):
     Investment income...............................              568                 325                976               566
     Interest expense................................           (1,232)               (379)            (2,203)           (1,139)
     Other income....................................              593                 754              1,612             1,777
                                                          ---------------    ----------------    ----------------    ---------------
         Total other income (expense)................              (71)                700                385             1,204
                                                          ---------------    ----------------    ----------------    ---------------
Earnings before income taxes ........................           35,971              43,677            126,410           132,437
Income taxes.........................................           13,836              15,080             45,128            45,974
                                                          ---------------    ----------------    ----------------    ---------------
Net earnings.........................................      $    22,135        $     28,597        $    81,282         $  86,463
                                                          ===============    ================    ================    ===============

Basic net earnings per common share..................      $      0.28        $       0.35        $      1.02         $    1.06
                                                         ===============    ================    ================    ===============
Diluted net earnings per common share................      $      0.28        $       0.34        $      1.00         $    1.03
                                                         ===============    ================    ================    ===============

Basic weighted average shares outstanding............           78,485              81,511             79,692            81,759
                                                         ===============    ================    ================    ===============
Diluted weighted average shares outstanding..........           79,691              83,503             81,121            84,079
                                                         ===============    ================    ================    ===============


            See notes to condensed consolidated financial statements.


                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                                 (in thousands)

                                                       Common Stock    Additional                                         Total
                                                    ------------------   Paid-In    Unearned    Retained   Treasury   Stockholders'
                                                      Shares   Amount    Capital  Compensation  Earnings     Stock       Equity
                                                    --------- -------- ---------- ------------ ---------- ----------- -------------

Balance, December 26, 2004......................    108,503   $ 1,085   $220,897   $  (1,924)   $623,315   $(346,646)   $  496,727
   Net earnings.................................        --        --        --           --       81,282        --          81,282
   Purchases of treasury stock..................        --        --        --           --         --      (120,856)     (120,856)
   Stock options exercised and related
     tax benefit................................        --        --       8,429         --         --         8,058        16,487
   Shares issued under employee benefit plans...        --        --       2,095         --         --         1,333         3,428
   Restricted shares awarded under equity
      incentive plans, net of cancellations.....        --        --       2,194      (2,916)       --           722           --
   Amortization of unearned compensation
     relating to restricted shares..............        --        --         --        1,665        --           --          1,665
                                                  ----------- -------- ---------- ------------ ---------- ----------- -------------

Balance, September 25, 2005.....................    108,503   $ 1,085   $233,615   $  (3,175)   $704,597   $(457,389)   $  478,733
                                                  =========== ======== ========== ============ ========== =========== =============



            See notes to condensed consolidated financial statements.


                                            APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)
                                                            (in thousands)

                                                                                                39 Weeks Ended
                                                                                      ------------------------------------
                                                                                       September 25,       September 26,
                                                                                           2005                 2004
                                                                                      ----------------     ---------------
                                                                                                           (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings....................................................................   $    81,282          $    86,463
     Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization...............................................        39,765               34,059
         Amortization of intangible assets...........................................           658                  443
         Amortization of unearned compensation.......................................         1,665                1,073
         Other amortization..........................................................           182                  242
         Inventory impairment........................................................          --                  2,100
         Deferred income tax provision (benefit).....................................        (3,270)              26,455
         Impairment of long-lived assets.............................................         3,900                  --
         Loss on disposition of restaurants and equipment............................         1,341                1,520
         Income tax benefit from exercise of stock options...........................         4,665                7,610
     Changes in assets and liabilities (exclusive of effects of acquisitions):
         Receivables.................................................................         2,981               (4,745)
         Receivables related to captive insurance subsidiary.........................          (682)              (2,657)
         Inventories.................................................................        14,627              (15,039)
         Other current assets related to captive insurance subsidiary................          --                   (193)
         Prepaid and other current assets............................................           908                 (470)
         Accounts payable............................................................         8,981                 (763)
         Accrued expenses and other current liabilities..............................       (13,024)             (17,081)
         Loss reserve and unearned premiums related to captive insurance subsidiary..         1,344                8,602
         Income taxes................................................................        12,352               (2,399)
         Other non-current liabilities...............................................         2,524                 --
         Other.......................................................................        (1,523)               1,048
                                                                                      ----------------     ---------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES...................................       158,676              126,268
                                                                                      ----------------     ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment.............................................      (100,802)             (68,224)
     Restricted assets related to captive insurance subsidiary.......................        (2,800)              (7,548)
     Acquisitions of restaurants.....................................................       (46,848)             (13,817)
     Lease acquisition costs.........................................................          --                 (4,857)
     Purchases of short-term investments.............................................          --                   (253)
     Proceeds from the sale of restaurants and equipment.............................         1,205                 --
     Other investing activities......................................................          --                 (1,045)
                                                                                      ----------------     ---------------
         NET CASH USED BY INVESTING ACTIVITIES.......................................      (149,245)             (95,744)
                                                                                      ----------------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchases of treasury stock.....................................................      (120,856)             (88,224)
     Dividends paid..................................................................        (4,867)              (3,911)
     Issuance of common stock upon exercise of stock options.........................        11,822               13,371
     Shares issued under employee benefit plans......................................         3,428                4,934
     Net debt proceeds...............................................................       100,540               25,880
                                                                                      ----------------     ---------------
         NET CASH USED BY FINANCING ACTIVITIES.......................................        (9,933)             (47,950)
                                                                                      ----------------     ---------------
NET DECREASE IN CASH AND CASH EQUIVALENTS............................................          (502)             (17,426)
CASH AND CASH EQUIVALENTS, beginning of period.......................................        10,642               17,867
                                                                                      ----------------     ---------------
CASH AND CASH EQUIVALENTS, end of period.............................................   $    10,140          $       441
                                                                                      ================     ===============


                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                   (Unaudited)
                                 (in thousands)



                                                                                                 39 Weeks Ended
                                                                                      ------------------------------------
                                                                                       September 25,        September 26,
                                                                                            2005                 2004
                                                                                      ----------------     ---------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the 39 week period for:
         Income taxes............................................................       $     31,381         $    13,561
                                                                                      ================     ===============
         Interest................................................................       $      1,438         $       544
                                                                                      ================     ===============

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

We issued restricted common stock, net of forfeitures, of $2,916,000 and $1,772,000 for the 39 weeks ended September 25, 2005 and September 26, 2004, respectively.

In 2002, we entered into a rabbi trust agreement to protect the assets of the nonqualified deferred compensation plan for certain of our associates. The plan investments are included in other assets and the offsetting obligation is included in other non-current liabilities in our consolidated balance sheets. We had non-cash increases in these balances of $3,049,000 and $2,014,000 for the 39 weeks ended September 25, 2005 and September 26, 2004, respectively.

In the first quarter of fiscal 2004, we made matching contributions in shares of our common stock to a profit sharing plan and trust established in accordance with Section 401(k) of the Internal Revenue Code of $1,308,000.

We had property and equipment purchases accrued in accounts payable of approximately $11,200,000 as of September 25, 2005.


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

2.  Restatement of Financial Statements

Like many other companies in the restaurant, retail and other industries, we reviewed our accounting treatment of leases and depreciation of related leasehold improvements during the fourth fiscal quarter of 2004 and we restated our consolidated financial statements for fiscal years 2003 and 2002 and the first three fiscal quarters of fiscal 2004 in our Annual Report on Form 10-K for the fiscal year ended December 26, 2004.

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

The following table contains information regarding the impact of the restatement adjustments on our consolidated statements of earnings for the 13 and 39 weeks ended September 26, 2004. These amounts, except per share amounts, are in thousands.

Consolidated Statements of Earnings
-----------------------------------

                                                                                  13 Weeks Ended                    13 Weeks Ended
                                                                                September 26, 2004                   September 26,
                                                                                  (As previously     Restatement         2004
                                                                                     reported)         amounts      (As restated)
                                                                                ------------------   -----------  ------------------
Revenues:
    Company restaurant sales................................................      $     247,173        $   --       $     247,173
    Franchise royalties and fees............................................             30,105            (57)            30,048
    Other franchise income..................................................              3,913            --               3,913
                                                                                ------------------   -----------  ------------------
         Total operating revenue............................................            281,191            (57)           281,134
                                                                                ------------------   -----------  ------------------
Cost of company restaurant sales:
    Food and beverage.......................................................             65,115            --              65,115
    Labor...................................................................             79,599           (404)            79,195
    Direct and occupancy....................................................             61,642            272             61,914
    Pre-opening expense.....................................................                998             22              1,020
                                                                                ------------------   -----------  ------------------
         Total cost of company restaurant sales.............................            207,354           (110)           207,244
                                                                                ------------------   -----------  ------------------
Cost of other franchise income..............................................              3,521            --               3,521
General and administrative expenses.........................................             26,669             83             26,752
Amortization of intangible assets...........................................                199            --                 199
Loss on disposition of restaurants and equipment............................                441            --                 441
                                                                                ------------------   -----------  ------------------
Operating earnings..........................................................             43,007            (30)            42,977
                                                                                ------------------   -----------  ------------------
Other income (expense):
    Investment income.......................................................                325            --                 325
    Interest expense........................................................               (379)           --               (379)
    Other income............................................................                568            186                754
                                                                                ------------------   -----------  ------------------
         Total other income.................................................                514            186                700
                                                                                ------------------   -----------  ------------------
Earnings before income taxes................................................             43,521            156             43,677
Income taxes................................................................             15,232           (152)            15,080
                                                                                ------------------   -----------  ------------------
Net earnings................................................................      $      28,289        $   308      $      28,597
                                                                                ==================   ===========  ==================

Basic net earnings per common share.........................................      $        0.35        $   --       $        0.35
                                                                                ==================   ===========  ==================
Diluted net earnings per common share.......................................      $        0.34        $   --       $        0.34
                                                                                ==================   ===========  ==================

Basic weighted average shares outstanding...................................             81,511                            81,511
                                                                                ==================                ==================
Diluted weighted shares outstanding.........................................             83,503                            83,503
                                                                                ==================                ==================


                                                                                  39 Weeks Ended                     39 Weeks Ended
                                                                                September 26, 2004                    September 26,
                                                                                  As previously      Restatement          2004
                                                                                     reported)         Amounts        (As restated)
                                                                                 ----------------    -----------    ----------------
Revenues:
    Company restaurant sales...............................................        $   738,502         $   --         $   738,502
    Franchise royalties and fees...........................................             91,656            (171)            91,485
    Other franchise income.................................................             10,427             --              10,427
                                                                                 ----------------    -----------    ----------------
         Total operating revenue...........................................            840,585            (171)           840,414
                                                                                 ----------------    -----------    ----------------
Cost of company restaurant sales:
    Food and beverage......................................................            195,277             --             195,277
    Labor..................................................................            240,344            (811)           239,533
    Direct and occupancy...................................................            180,951             818            181,769
    Pre-opening expense....................................................              1,939              73              2,012
                                                                                 ----------------    -----------    ----------------
         Total cost of company restaurant sales............................            618,511              80            618,591
                                                                                 ----------------    -----------    ----------------
Cost of other franchise income.............................................             11,493             --              11,493
General and administrative expenses........................................             77,118              16             77,134
Amortization of intangible assets..........................................                443             --                 443
Loss on disposition of restaurants and equipment...........................              1,520             --               1,520
                                                                                 ----------------    -----------    ----------------
Operating earnings.........................................................            131,500            (267)           131,233
                                                                                 ----------------    -----------    ----------------
Other income (expense):
    Investment income......................................................                566             --                 566
    Interest expense.......................................................             (1,139)            --              (1,139)
    Other income...........................................................              1,410             367              1,777
                                                                                 ----------------    -----------    ----------------
         Total other income................................................                837             367              1,204
                                                                                 ----------------    -----------    ----------------
Earnings before income taxes...............................................            132,337             100            132,437
Income taxes...............................................................             46,318            (344)            45,974
                                                                                 ----------------    -----------    ----------------
Net earnings...............................................................        $    86,019         $   444        $    86,463
                                                                                 ================    ===========    ================

Basic net earnings per common share........................................        $      1.05         $  0.01        $      1.06
                                                                                 ================    ===========    ================
Diluted net earnings per common share......................................        $      1.02         $  0.01        $      1.03
                                                                                 ================    ===========    ================

Basic weighted average shares outstanding..................................             81,759                             81,759
                                                                                 ================                   ================
Diluted weighted shares outstanding........................................             84,079                             84,079
                                                                                 ================                   ================


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

                                                                      13 Weeks Ended                      39 Weeks Ended
                                                            -----------------------------------   ----------------------------------
                                                             September 25,       September 26,     September 25,      September 26,
                                                                 2005                2004              2005               2004
                                                            ---------------     ---------------   ---------------    ---------------
                                                                                 (as restated)                        (as restated)
Net earnings, as reported............................         $     22,135        $    28,597       $    81,282        $    86,463
Add: Stock-based employee compensation
    expense included in net earnings,
    net of related taxes.............................                  385                327             1,071                616
Less: Total stock-based employee
    compensation expense determined under
    fair value based methods for all awards,
    net of related taxes.............................                2,049              2,220             5,416              6,719
                                                            ---------------     ---------------   ---------------    ---------------
Pro forma net earnings...............................         $     20,471        $    26,704       $    76,937        $    80,360
                                                            ===============     ===============   ===============    ===============
Basic net earnings per common share,
    as reported......................................         $       0.28        $      0.35       $      1.02        $      1.06
                                                            ===============     ===============   ===============    ===============
Basic net earnings per common share,
    pro forma........................................         $       0.26        $      0.33       $      0.96        $      0.98
                                                            ===============     ===============   ===============    ===============
Diluted net earnings per common share,
    as reported......................................         $       0.28        $      0.34       $      1.00        $      1.03
                                                            ===============     ===============   ===============    ===============
Diluted net earnings per common share,
    pro forma........................................         $       0.26        $      0.32       $      0.95        $      0.96
                                                            ===============     ===============   ===============    ===============

4.  Commitments and Contingencies

Litigation, claims and disputes: We are involved in various legal actions which include, without limitation, employment law and wage and hourly labor related matters, dram shop claims, personal injury claims and other such restaurant operational matters. In each instance, we believe that we have meritorious defenses to the allegations made and we are vigorously defending these claims.

We believe that the ultimate disposition of these matters will not, individually or in the aggregate, have a material adverse effect upon our business or consolidated financial position.

Lease guarantees and contingencies: In connection with the sale of restaurants to franchisees and other parties, we have, in certain cases, remained contingently liable for the remaining lease payments. As of September 25, 2005, we have outstanding lease guarantees of approximately $17,700,000. These leases expire at various times with the final lease agreement expiring in 2025. In addition, we or our subsidiaries are contingently liable for various leases that we have assigned in connection with the sale of restaurants to franchisees and other parties, in the potential amount of $14,600,000. We have not recorded a liability as of September 25, 2005 or December 26, 2004.

Franchisee guarantees: In November 2003, we arranged for a third-party financing company to provide up to $75,000,000 to qualified franchisees for short-term loans to fund remodel investments, subject to our approval. Under the terms of this financing program, we will provide a limited guarantee pool for the loans advanced during the three-year period ending December 2006. As of September 25, 2005, there were loans outstanding to four franchisees aggregating approximately $1,300,000 under this program.

In May 2004, we arranged for a third-party financing company to provide up to $250,000,000 to qualified franchisees for loans to fund development of new restaurants through October 2007, subject to our approval. We will provide a limited guarantee of certain loans advanced under this program. As of September 25, 2005, there were loans outstanding to six franchisees aggregating approximately $41,800,000 under this program. The fair value of our guarantee under these two financing programs was less than $100,000 and is recorded in other non-current liabilities and other assets in our consolidated balance sheet as of September 25, 2005.

Severance agreements: We have severance and employment agreements with certain officers providing for severance payments to be made in the event the employee resigns or is terminated related to a change in control. The agreements define the circumstances which will constitute a change in control. If the severance payments had been due as of September 25, 2005, we would have been required to make payments totaling approximately $13,300,000. In addition, we have severance and employment agreements with certain officers which contain severance provisions not related to a change in control. Those provisions would have required aggregate payments of approximately $6,200,000 if such officers had been terminated as of September 25, 2005.

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


                                                                       13 Weeks Ended                       39 Weeks Ended
                                                             ----------------------------------    ---------------------------------
                                                              September 25,      September 26,      September 25,     September 26,
                                                                  2005               2004               2005              2004
                                                             ---------------    ---------------    ---------------   ---------------
                                                                                 (as restated)                        (as restated)

Net earnings.........................................          $    22,135        $    28,597        $    81,282       $    86,463
                                                             ===============    ===============    ===============   ===============

Basic weighted average shares outstanding............               78,485             81,511             79,692            81,759
Dilutive effect of stock options and
  equity-based compensation..........................                1,206              1,992              1,429             2,320
                                                             ---------------    ---------------    ---------------   ---------------
Diluted weighted average shares outstanding..........               79,691             83,503             81,121            84,079
                                                             ===============    ===============    ===============   ===============

Basic net earnings per common share..................          $      0.28        $      0.35        $      1.02       $      1.06
                                                             ===============    ===============    ===============   ===============
Diluted net earnings per common share................          $      0.28        $      0.34        $      1.00       $      1.03
                                                             ===============    ===============    ===============   ===============

We excluded stock options with exercise prices greater than the average market price of our common stock for the applicable periods from the computation of diluted weighted average shares outstanding as the effect would be anti-dilutive. We have excluded approximately 3,410,000 and 1,520,000 of these options for the 13 weeks ended September 25, 2005 and September 26, 2004, respectively, and 910,000 and 1,400,000 of these options for the 39 weeks ended September 25, 2005 and September 26, 2004, respectively, from our diluted weighted average share computation.

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

In May 2005, we completed the acquisition of 12 Applebee's restaurants, which included one restaurant under construction, in Missouri, Kansas and Arkansas for approximately $39,500,000. Through September 2005, we have paid approximately $39,000,000, which has been allocated to the fair value of property and equipment of $16,900,000, goodwill of $21,900,000 and other net assets of approximately $200,000. Emerging Issues Task Force Issue No. 04-1 ("EITF 04-1"), "Accounting for Preexisting Relationships between the Parties to a Business Combination" requires certain reacquired rights (including the rights to the acquirer's trade name under a franchise agreement) to be recognized as intangible assets apart from goodwill. We are currently evaluating the impact of EITF 04-1 on the allocation of the purchase price of these 12 restaurants.

The following table is comprised of actual company restaurant sales for the restaurant acquisition above, which are included in our condensed consolidated financial statements for each period presented and pro forma company restaurant sales assuming the acquisition above occurred at the beginning of each respective period (in thousands):


                                                        13 Weeks Ended                       39 Weeks Ended
                                             ------------------------------------- -------------------------------------
                                                September 25,      September 26,      September 25,      September 26,
                                                    2005               2004               2005               2004
                                             ------------------ ------------------ ------------------ ------------------

Actual acquired company
  restaurant sales........................      $      7,500       $       --         $     10,300       $       --
                                             ================== ================== ================== ==================

Pro forma acquired company
  restaurant sales........................      $      7,500       $      6,600       $     21,900       $     20,000
                                             ================== ================== ================== ==================

In April 2005, we finalized the acquisition of eight Applebee's restaurants in the Memphis market that were closed in fiscal 2004 by a former franchisee for approximately $8,800,000 payable in cash. In connection with this acquisition, we paid approximately $800,000 in cash in the fourth quarter of fiscal 2004, approximately $5,700,000 in cash in the first quarter of fiscal 2005 and approximately $2,300,000 in cash in the second quarter of fiscal 2005. The purchase price of $8,800,000 has been allocated to the fair value of property and equipment of approximately $8,200,000 and goodwill of approximately $600,000. As of September 25, 2005, we have remodeled and opened seven restaurants and the remaining restaurant was sold to a third party.

In April 2004, we completed our acquisition of the operations and assets of ten Applebee's restaurants located in Southern California for approximately $13,800,000 in cash. The purchase price was allocated to the fair value of property and equipment of $2,500,000, goodwill of $10,800,000 and other net assets of approximately $500,000. Company restaurant sales for these restaurants were $6,500,000 and $11,200,000 for the 13 weeks ended and 39 weeks ended
September 26, 2004, respectively. Proforma company restaurant sales for these restaurants would have been approximately $6,500,000 and $20,000,000 for the 13 weeks and 39 weeks ended September 26, 2004 had this acquisition been completed at the beginning of fiscal 2004.

7.  Inventory Impairment

In the second quarter of fiscal 2004, we determined that we had excess inventories of riblets that no longer met our quality standards. Accordingly, we recorded an inventory impairment of $2,100,000 (approximately $1,400,000 net of income taxes) in our condensed consolidated financial statements during the 39 weeks ended September 26, 2004. The portion of the riblet inventory impairment related to the company's historical usage of approximately $500,000 was recorded in food and beverage cost and the portion related to the franchisees' historical usage of approximately $1,600,000 was recorded in cost of other franchise income in the consolidated statement of earnings. In the fourth quarter of fiscal 2004, we recovered a portion of the inventory impairment as a result of higher than anticipated sales of these inventories.

8.  Impairment of Long-lived Assets

In connection with the review of long-lived assets during our preparation of the third quarter of fiscal 2005 condensed consolidated financial statements, we recorded an asset impairment charge of $3,900,000 consisting of a $2,600,000 write-down of the carrying value of the property and equipment of three restaurants that are not performing as expected and one restaurant that will be closed and relocated and a $1,300,000 write-down of one other long-lived asset. This impairment charge has been included in our condensed consolidated statements of earnings for the 13 and 39 weeks ended September 25, 2005. We use current and historical operating results to estimate future cash flows on a restaurant by restaurant basis. The asset impairment charge was calculated by comparing the carrying value of the assets to the estimated future cash flow projections. We continue to operate the restaurants, although we may close some or all of the underperforming restaurants in the future.

9.  Goodwill and Other Intangible Assets

Changes in goodwill are summarized below (in thousands):

                                                               39 Weeks Ended          52 Weeks Ended
                                                               September 25,            December 26,
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
                                                           ======================  ======================

Intangible assets subject to amortization pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets," are summarized below (in thousands):


                                                                 September 25, 2005
                                             -----------------------------------------------------------
                                               Gross Carrying         Accumulated          Net Book
                                                   Amount            Amortization            Value
                                             ------------------   ------------------  ------------------
Amortized intangible assets:
    Franchise interest and rights.......       $        6,371       $        5,813      $          558
    Lease acquisition costs.............                4,940                  631               4,309
    Noncompete agreement................                  350                   87                 263
                                             ------------------   ------------------  ------------------

Total...................................       $       11,661       $        6,531      $        5,130
                                             ==================   ==================  ==================


                                                                 December 26, 2004
                                             -----------------------------------------------------------
                                              Gross Carrying         Accumulated           Net Book
                                                  Amount            Amortization            Value
                                             ------------------   ------------------  ------------------
Amortized intangible assets:
    Franchise interest and rights.......       $        6,371       $        5,565      $          806
    Lease acquisition costs.............                4,875                  294               4,581
    Noncompete agreement................                  350                   22                 328
                                             ------------------   ------------------  ------------------

Total...................................       $       11,596       $        5,881      $        5,715
                                             ==================   ==================  ==================


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

10. Captive Insurance Subsidiary

In 2002, we formed Neighborhood Insurance, Inc., a Vermont corporation and a wholly-owned captive insurance subsidiary to provide Applebee's International, Inc. and qualified franchisees with workers' compensation and general liability insurance. Applebee's International, Inc. and covered franchisees make premium payments to the captive insurance company which pays administrative fees and insurance claims, subject to individual and aggregate maximum claim limits under the captive insurance company's reinsurance policies. Franchisee premium amounts billed by the captive insurance company are established based upon third-party actuarial estimates of settlement costs for incurred claims and administrative fees. The franchisee premiums are included in other franchise income ratably over the policy year. The related offsetting expenses are included in cost of other franchise income. Accordingly, we do not expect franchisee participation in the captive insurance company to have a material impact on our net earnings. In fiscal 2005, we reduced the types of insurance coverage plans which resulted in fewer franchisee participants in our captive insurance program. Our consolidated balance sheets include the following balances related to the captive insurance subsidiary:

    o Franchise premium receivables of approximately $2,500,000 and $1,900,000 as of September 25, 2005 and December 26, 2004,
         respectively, included in receivables related to captive insurance subsidiary.

    o Cash equivalent and other long-term investments restricted for the payment of claims of approximately $19,500,000 and $16,700,000 as of September 25, 2005 and December 26, 2004, respectively, included in restricted assets related to captive insurance subsidiary.

    o Loss reserve and unearned premiums related to captive insurance subsidiary of approximately $20,900,000 and $19,600,000 as of September 25, 2005 and December 26, 2004, respectively. Approximately $7,400,000 and $7,500,000 as of September 25, 2005 and December 26, 2004, respectively, is included in other non-current liabilities.

    o Other miscellaneous items, net, of approximately $1,100,000 and $1,000,000 as of September 25, 2005 and December 26, 2004,
         respectively, included in several line items in the consolidated balance sheets.

11. Treasury Shares

As of September 25, 2005, we had approximately 31,105,000 shares held in treasury. A reconciliation of our treasury shares for the 39 weeks ended September 25, 2005 is provided below (shares in thousands):

                                                                  Treasury
                                                                   Shares
                                                               ---------------

    Balance as of December 26, 2004........................         27,375
    Purchases of treasury stock............................          4,918
    Stock options exercised................................           (930)
    Shares issued under employee benefit plans.............           (154)
    Restricted shares awarded under equity incentive
         plans.............................................           (104)
                                                               ---------------
    Balance as of September 25, 2005.......................         31,105
                                                               ===============

12. New Accounting Pronouncements

In October 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") 13-1, "Accounting for Rental Costs Incurred during a Construction Period." The guidance requires the rental costs recognized for ground or building operating leases during the construction period be recognized as rental expense. The guidance permits either retroactive or prospective treatment for periods beginning after December 15, 2005. We will prospectively change our policy from capitalization to expensing beginning in fiscal 2006. The adoption of this FSP will result in an expected increase of approximately $25,000 in preopening expenses recognized for every new restaurant opened but will not have a material effect on our consolidated financial statements.

In June 2005, the FASB's EITF reached a consensus on Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements" ("EITF 05-6"). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The adoption of EITF 05-6 did not have an impact on our consolidated financial statements.

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

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations," ("FIN 47"). FIN 47 clarifies the term "conditional" as used in SFAS No. 143, "Accounting for Asset Retirement Obligations." This Interpretation refers to a legal obligation to perform an asset retirement activity even if the timing and/or settlement is conditional on a future event that may or may not be within the control of an entity. Accordingly, the entity must record a liability for the conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. We are evaluating the impact the adoption of FIN 47 will have on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-based Payment," which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123 (revised 2004) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the fair value on the grant date of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service for that award, resulting in a decrease in our net earnings. We will adopt the provisions of this Statement, as amended, using the modified prospective method beginning in fiscal 2006. We expect that the adoption of this Standard will be material to our consolidated financial statements; however, we are still in the process of evaluating its impact.

13. Subsequent Events

In October 2005, the Board of Directors declared an annual dividend of $0.20 per share to be payable on January 23, 2006 to shareholders of record on December 23, 2005. In addition, the Board of Directors approved an additional $175,000,000 authorization to repurchase our common stock, subject to market conditions.

In October 2005, we entered into an amendment to our credit facility which increased the revolving credit commitment available from $200,000,000 to $250,000,000 and provided for an additional $75,000,000 of revolving credit upon satisfaction of the conditions set forth in the credit facility.

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

General

We operate on a 52 or 53 week fiscal year ending on the last Sunday in December. Our fiscal years and fiscal periods are as follows:
                                                                     Number
      Fiscal Year                  Fiscal Year End                  of Weeks
------------------------     --------------------------         ----------------
         2004                     December 26, 2004                    52
         2005                     December 25, 2005                    52
         2006                     December 31, 2006                    53

                                                                     Number
     Fiscal Period                Fiscal Period End                 of Weeks
------------------------     --------------------------         ----------------
     2004 Quarter                September 26, 2004                    13
     2005 Quarter                September 25, 2005                    13
2004 Year-to-date period         September 26, 2004                    39
2005 Year-to-date period         September 25, 2005                    39

Our revenues are generated from three primary sources:

o   Company restaurant sales (food and beverage sales)
o   Franchise royalties and fees
o   Other franchise income

Beverage sales consist of sales of alcoholic beverages, while non-alcoholic beverages are included in food sales. Franchise royalties are generally 4% of each franchise restaurant's monthly gross sales. Franchise fees typically range from $30,000 to $35,000 for each restaurant opened. Other franchise income includes insurance premiums for the current year and premium audit adjustments for prior years from franchisee participation in our captive insurance program and revenue from information technology products and services provided to certain franchisees. In fiscal 2005, we have fewer franchisee participants in the captive insurance program due to the termination of one of our insurance programs, which will result in a total decrease in franchise premiums recognized throughout the 2005 fiscal year in other franchise income of approximately $9,200,000.

Certain expenses relate only to company operated restaurants. These include:

o   Food and beverage costs
o   Labor costs
o   Direct and occupancy costs
o   Pre-opening expenses

Cost of other franchise income includes the costs related to franchisee participation in our captive insurance program and costs related to information technology products and services provided to certain franchisees. In fiscal 2005, we have fewer franchisee participants in the captive insurance program due to the termination of one of our insurance programs, which will result in a total decrease in franchise premiums expense throughout the 2005 fiscal year in the cost of other franchise income of approximately $9,200,000.

Other expenses, such as general and administrative and amortization expenses, relate to both company operated restaurants and franchise operations.

Overview

Applebee's International, Inc. and our subsidiaries develop, franchise and operate casual dining restaurants under the name "Applebee's Neighborhood Grill & Bar," which is the largest casual dining concept in the world with over 1,700 system-wide restaurants open as of September 25, 2005. The casual dining segment of the restaurant industry is highly competitive and there are many factors that affect our profitability. Our industry is susceptible to changes in economic conditions, trends in lifestyles, fluctuating costs, government regulation, availability of resources and consumer perceptions. When evaluating and assessing our business, we believe there are five key factors:

o Development - the number of new company and franchise restaurants opened during the period. As the largest casual dining concept in the world, Applebee's has a unique opportunity to leverage our brand, system size and scale to optimize our future growth. Our expansion strategy has been to cluster restaurants in targeted markets, thereby increasing consumer awareness and convenience, and enabling us to take advantage of operational, distribution and advertising efficiencies. We currently expect that the Applebee's system will encompass at least 3,000 restaurants in the United States, as well as the potential for at least 1,000 restaurants internationally. In the 2005 quarter and the 2005 year-to-date period, we and our franchisees opened 35 and 91 restaurants, respectively. Together, we have opened at least 100 restaurants system-wide each year for the past 12 fiscal years. In fiscal 2005, we currently expect to open at least 135 restaurants system-wide, comprised of 50 company and 85 franchise restaurants. Construction costs have increased approximately 10% in fiscal 2005 as compared to fiscal 2004. Further increases are expected as a result of increased demand for material and labor due to recent catastrophic hurricanes. We are evaluating the impact of rising construction costs on the near-term pipeline of future openings.

o Comparable restaurant sales - a year-over-year comparison of sales for restaurants open at least 18 months. Our revenues are generated primarily from company restaurant sales, franchise royalties and fees and other franchise income. Increases in company and franchise comparable restaurant sales will result in increases in company restaurant sales and franchise fees and royalties. In the 2005 quarter, company comparable sales decreased 1.6% while franchise and system-wide comparable sales were up 1.8% and 0.9%, respectively. For the 2005 year-to-date period, company comparable sales were down 0.8% while franchise and system-wide comparable sales were up 3.1% and 2.1%, respectively. We have had 29 consecutive quarters of positive system-wide comparable sales growth. We currently expect comparable sales for the remainder of the year to be in a range from down 3.0% to up 1.0% for company restaurants and from flat to up 3.0% for franchise restaurants. Comparable restaurant sales increases are driven by increases in the average guest check and/or increases in guest traffic. Average guest check increases result from menu price increases and/or a change in menu mix. Although we may have increases in our average guest check from period to period, our main focus has been increasing guest traffic as we view this component to be more indicative of the long-term health of the Applebee's brand. We are constantly seeking to increase guest traffic by focusing on operations and improving our menu with new menu rollouts and implementation of new programs such as Carside to Go(TM)and Weight Watchers(TM). Carside To Go(TM)is expected to be a driver of company, franchise and system-wide comparable sales growth in fiscal 2005.

o Company restaurant margin - company restaurant sales less food and beverage, labor, direct and occupancy restaurant costs and pre-opening expenses expressed as a percentage of company restaurant sales. Company restaurant margins were 12.9% and 14.1% in the 2005 quarter and 2005 year-to-date period, respectively, as compared to 16.2% in both the 2004 quarter and 2004 year-to-date period. We currently expect full year fiscal 2005 company restaurant margins to be less than full year fiscal 2004 results and will be dependent on comparable sales performance at company restaurants. Company restaurant margins are susceptible to fluctuations in commodity costs, labor costs and other operating costs such as utilities. We attempt to negotiate contracts for the majority of our food products in order to mitigate the impact of rising commodity costs. We currently expect commodity costs for beef, poultry and other proteins to increase by approximately 1.5% in fiscal 2005. We expect labor costs to continue to be negatively impacted by health insurance costs and the impact of wage rate increases. Higher energy costs will have a negative impact on margins in the fourth quarter of fiscal 2005, including higher utilities, fuel surcharges and packaging costs.

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

We purchase and maintain inventories of certain specialty products to ensure sufficient supplies to the system and to control food costs. We review and make quality control inspections of our inventories to determine obsolescence on an ongoing basis. These reviews require management to make certain estimates and judgments regarding projected usage which may change in the future and may require us to record an inventory impairment.

Property and equipment: We report property and equipment at historical cost less accumulated depreciation. Depreciation is provided on a straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful life of the related asset. The useful lives of the assets are based upon management's expectations. We periodically review the assets for changes in circumstances which may impact their useful lives. If there are changes in circumstances that revise an asset's useful life, we will adjust the depreciation expense accordingly for that asset in future periods.

Impairment of long-lived assets: We periodically review restaurant property and equipment for impairment on a restaurant by restaurant basis using certain market and restaurant operating indicators including historical cash flows as well as current estimates of future cash flows and/or appraisals. We review other long-lived assets at least annually and when events or circumstances indicate that the carrying value of the asset may not be recoverable. The recoverability is assessed in most instances by comparing the carrying value to its undiscounted cash flows. This assessment process requires the use of estimates and assumptions regarding future cash flows and estimated useful lives which are subject to a significant degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets.

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

We are periodically audited by foreign and domestic tax authorities for both income and sales and use taxes. We record accruals when we determine it is probable that we have an exposure in a matter relating to an audit. The accruals may change in the future due to new developments in each matter.

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

In May 2005, we completed the acquisition of 12 Applebee's restaurants, which included one restaurant under construction, in Missouri, Kansas and Arkansas for approximately $39,500,000. Through September 2005, we have paid approximately $39,000,000, which has been allocated to the fair value of property and equipment of $16,900,000, goodwill of $21,900,000 and other net assets of approximately $200,000. Emerging Issues Task Force Issue No. 04-1 ("EITF 04-1"), "Accounting for Preexisting Relationships between the Parties to a Business Combination" requires certain reacquired rights (including the rights to the acquirer's trade name under a franchise agreement) to be recognized as intangible assets apart from goodwill. We are currently evaluating the impact of EITF 04-1 on the allocation of the purchase price of these 12 restaurants.

The following table is comprised of actual company restaurant sales for the restaurant acquisition above, which are included in our condensed consolidated financial statements for each period presented and pro forma company restaurant sales assuming the acquisition above occurred at the beginning of each respective period (in thousands):


                                                        13 Weeks Ended                         39 Weeks Ended
                                             ------------------------------------- --------------------------------------
                                               September 25,      September 26,      September 25,       September 26,
                                                   2005               2004               2005                2004
                                             ------------------ ------------------ ------------------ -------------------
Actual acquired company
  restaurant sales.......................       $      7,500       $       --         $     10,300       $        --
                                             ================== ================== ================== ===================

Pro forma acquired company
  restaurant sales.......................       $      7,500       $      6,600       $     21,900       $      20,000
                                             ================== ================== ================== ===================

In April 2005, we finalized the acquisition of eight Applebee's restaurants in the Memphis market that were closed in fiscal 2004 by a former franchisee for approximately $8,800,000 payable in cash. In connection with this acquisition, we paid approximately $800,000 in cash in the fourth quarter of fiscal 2004, approximately $5,700,000 in cash in the first quarter of fiscal 2005 and approximately $2,300,000 in cash in the second quarter of fiscal 2005. The purchase price of $8,800,000 has been allocated to the fair value of property and equipment of approximately $8,200,000 and goodwill of approximately $600,000. As of September 25, 2005, we have remodeled and opened seven restaurants and the remaining restaurant was sold to a third party.

In April 2004, we completed our acquisition of the operations and assets of ten Applebee's restaurants located in Southern California for approximately $13,800,000 in cash. The purchase price was allocated to the fair value of property and equipment of $2,500,000, goodwill of $10,800,000 and other net assets of approximately $500,000. Company restaurant sales for these restaurants were $6,500,000 and $11,200,000 for the 13 weeks ended and 39 weeks ended
September 26, 2004, respectively. Proforma company restaurant sales for these restaurants would have been approximately $6,500,000 and $20,000,000 for the 13 weeks and 39 weeks ended September 26, 2004 had this acquisition been completed at the beginning of fiscal 2004.

Captive Insurance Subsidiary

In 2002, we formed Neighborhood Insurance, Inc., a Vermont corporation and a wholly-owned captive insurance subsidiary to provide Applebee's International, Inc. and qualified franchisees with workers' compensation and general liability insurance. Applebee's International, Inc. and covered franchisees make premium payments to the captive insurance company which pays administrative fees and insurance claims, subject to individual and aggregate maximum claim limits under the captive insurance company's reinsurance policies. Franchisee premium amounts billed by the captive insurance company are established based upon third-party actuarial estimates of settlement costs for incurred claims and administrative fees. The franchisee premiums are included in other franchise income ratably over the policy year. The related offsetting expenses are included in cost of other franchise income. Accordingly, we do not expect franchisee participation in the captive insurance company to have a material impact on our net earnings. In fiscal 2005, we reduced the types of insurance coverage plans which resulted in fewer franchisee participants in our captive insurance program. Our consolidated balance sheets include the following balances related to the captive insurance subsidiary:

    o Franchise premium receivables of approximately $2,500,000 and $1,900,000 as of September 25, 2005 and December 26, 2004,
         respectively, included in receivables related to captive insurance subsidiary.

    o Cash equivalent and other long-term investments restricted for the payment of claims of approximately $19,500,000 and $16,700,000 as of September 25, 2005 and December 26, 2004, respectively, included in restricted assets related to captive insurance subsidiary.

    o Loss reserve and unearned premiums related to captive insurance subsidiary of approximately $20,900,000 and $19,600,000 as of September 25, 2005 and December 26, 2004, respectively. Approximately $7,400,000 and $7,500,000 as of September 25, 2005 and December 26, 2004, respectively, is included in other non-current liabilities.

    o Other miscellaneous items, net, of approximately $1,100,000 and $1,000,000 as of September 25, 2005 and December 26, 2004,
         respectively, included in several line items in the consolidated balance sheets.

Results of Operations

The following table contains unaudited financial information derived from our consolidated statements of earnings expressed as a percentage of total operating revenues, except where otherwise noted. Percentages may not add due to rounding.

                                                                     13 Weeks Ended                    39 Weeks Ended
                                                             -------------------------------- --------------------------------
                                                              September 25,   September 26,   September 25,     September 26,
                                                                  2005             2004            2005             2004
                                                             ---------------- --------------- ---------------  ----------------
                                                                               (as restated)                     (as restated)
Revenues:
    Company restaurant sales................................         89.3%           87.9%           89.0%             87.9%
    Franchise royalties and fees............................         10.3            10.7            10.6              10.9
    Other franchise income..................................          0.3             1.4             0.4               1.2
                                                             ---------------- --------------- ---------------  ----------------
         Total operating revenues...........................        100.0%          100.0%          100.0%            100.0%
                                                             ================ =============== ===============  ================
Cost of sales (as a percentage of company restaurant sales):
    Food and beverage.......................................         26.2%           26.3%           26.4%             26.4%
    Labor...................................................         33.1            32.0            33.0              32.4
    Direct and occupancy....................................         27.4            25.0            26.0              24.6
    Pre-opening expense.....................................          0.4             0.4             0.4               0.3
                                                             ---------------- --------------- ---------------  ----------------
         Total cost of sales................................         87.1%           83.8%           85.9%             83.8%
                                                             ================ =============== ===============  ================

Cost of other franchise income (as a percentage of other
    franchise income).......................................         74.2%           90.0%           79.9%            110.2%
General and administrative expenses.........................          8.6             9.5             8.9               9.2
Amortization of intangible assets...........................          0.1             0.1             0.1               0.1
Impairment of long-lived assets.............................          1.3             --              0.4               --
Loss on disposition of restaurants and equipment............          0.2             0.2             0.1               0.2
                                                             ---------------- --------------- ---------------  ----------------
Operating earnings..........................................         11.8            15.3            13.8              15.6
                                                             ---------------- --------------- ---------------  ----------------
Other income (expense):
    Investment income.......................................          0.2             0.1             0.1               0.1
    Interest expense........................................         (0.4)           (0.1)           (0.2)             (0.1)
    Other income............................................          0.2             0.3             0.2               0.2
                                                             ---------------- --------------- ---------------  ----------------
         Total other income.................................          --              0.2             --                0.1
                                                             ---------------- --------------- ---------------  ----------------
Earnings before income taxes................................         11.8            15.5            13.8              15.8
Income taxes................................................          4.5             5.4             4.9               5.5
                                                             ---------------- --------------- ---------------  ----------------
Net earnings................................................          7.2%           10.2%            8.9%             10.3%
                                                             ================ =============== ===============  ================

The following table sets forth certain unaudited financial information and other restaurant data relating to company and franchise restaurants, as reported to us by franchisees:


                                                               13 Weeks Ended                     39 Weeks Ended
                                                       -------------------------------    -------------------------------
                                                       September 25,     September 26,    September 25,     September 26,
                                                           2005              2004             2005              2004
                                                       -------------     -------------    -------------     -------------
Number of restaurants:
    Company:
         Beginning of period.......................           462                405              424               383
         Restaurant openings.......................            12                  9               39                21
         Restaurant closings.......................            (1)                (1)              (1)               (1)
         Restaurants acquired from franchisees.....            --                 --               11                10
                                                       -------------     -------------    -------------     -------------
         End of period.............................           473                413              473               413
                                                       -------------     -------------    -------------     -------------
    Franchise:
         Beginning of period.......................         1,260              1,207            1,247             1,202
         Restaurant openings.......................            23                 21               52                40
         Restaurants closed........................            (1)                (4)              (6)               (8)
         Restaurants acquired from franchisees.....           --                --                (11)              (10)
                                                       -------------     -------------    -------------     -------------
         End of period.............................         1,282              1,224            1,282             1,224
                                                       -------------     -------------    -------------     -------------
    Total:
         Beginning of period.......................         1,722              1,612            1,671             1,585
         Restaurant openings.......................            35                 30               91                61
         Restaurants closed........................            (2)                (5)              (7)               (9)
                                                       -------------     -------------    -------------     -------------
         End of period.............................         1,755              1,637            1,755             1,637
                                                       =============     =============    =============     =============

Weighted average weekly sales per restaurant:
    Company........................................     $  44,825         $   46,365       $   46,561        $   47,489
    Franchise......................................     $  48,036         $   47,253       $   49,809        $   48,258
    Total..........................................     $  47,170         $   47,027       $   48,954        $   48,067

Change in comparable restaurant sales:(1)
    Company........................................          (1.6)%              1.1%            (0.8)%             5.0%
    Franchise......................................           1.8 %              3.1%             3.1 %             5.9%
    Total..........................................           0.9 %              2.7%             2.1 %             5.6%

Total operating revenues (in thousands):
    Company restaurant sales.......................     $ 272,673         $  247,173       $  815,834        $  738,502
    Franchise royalties and fees(2)................        31,589             30,048           97,090            91,485
    Other franchise income(3)......................         1,064              3,913            3,553            10,427
                                                       -------------     -------------    -------------     -------------
    Total..........................................     $ 305,326         $  281,134       $  916,477        $  840,414
                                                       =============     =============    =============     =============

(1) When computing comparable restaurant sales, restaurants open for at least 18 months are compared from period to period.
(2) Franchise royalties are generally 4% of each franchise restaurant's reported monthly gross sales. Reported franchise sales, in thousands, were $790,949 and $746,239 in the 2005 quarter and the 2004 quarter, respectively, and $2,444,429 and $2,274,777 in the 2005 year-to-date and 2004 year-to-date period, respectively. Franchise fees typically range from $30,000 to $35,000 for each restaurant opened.
(3) Other franchise income includes insurance premiums from franchisee participation in our captive insurance program and revenue from information technology products and services provided to certain franchisees.

2005 Quarter Compared With 2004 Quarter and 2005 Year-to-Date Period Compared With 2004 Year-to-Date Period

Company Restaurant Sales. Total company restaurant sales increased $25,500,000 (10.3%) from $247,173,000 in the 2004 quarter to $272,673,000 in the 2005 quarter  and  increased  $77,332,000  (10.5%)  from  $738,502,000  in  the  2004 year-to-date period to $815,834,000 in the 2005 year-to-date period. The percentage increase in total company restaurant sales for the 2005 quarter was due to an increase in the number of restaurant weeks open of approximately 14% which was partially offset by a decline in average weekly sales of 3.3%, and the increase in the 2005 year-to-date period was due to an increase in the number of restaurant weeks open of approximately 13% which was partially offset by a decline in average weekly sales of 2.0%.

Comparable restaurant sales at company restaurants decreased by 1.6% and 0.8% in the 2005 quarter and the 2005 year-to-date period, respectively. Weighted average weekly sales at company restaurants decreased 3.3% from $46,365 in the 2004 quarter to $44,825 in the 2005 quarter and decreased 2.0% from $47,489 in the 2004 year-to-date period to $46,561 in the 2005 year-to-date period. These decreases were a result of a reduction in guest traffic in fiscal 2005 as compared to fiscal 2004 due primarily to the launch of our Weight Watchers(TM) menu system-wide in May 2004. In addition, we have experienced more significant guest count declines in Kansas City, Michigan, Minnesota, New England and St. Louis where more than 60% of our company restaurants are located, which is consistent with industry trends in these markets. Weighted average weekly sales declined more than comparable sales due to weaker new restaurant opening volumes in Kansas City, Minnesota, New England and St. Louis. These decreases were partially offset by increases in the average guest check resulting from menu price increases of approximately 1.0% in November 2004 and 1.5% in May 2005 and our Carside To Go(TM) initiative. Carside To Go(TM) sales mix increased from 8.9% of company restaurant sales in the 2004 quarter to 9.8% of company restaurant sales in the 2005 quarter.

Franchise Royalties and Fees. Franchise royalties and fees increased $1,541,000 (5%) from $30,048,000 in the 2004 quarter to $31,589,000 in the 2005 quarter and increased $5,605,000 (6%) from $91,485,000 in the 2004 year-to-date period to $97,090,000 in the 2005 year-to-date period. These increases were due primarily to the increased number of franchise restaurants operating during the 2005 quarter and 2005 year-to-date period as compared to the same periods in 2004 and increases in comparable restaurant sales. Weighted average weekly sales at franchise restaurants increased 1.7% and 3.2% in the 2005 quarter and 2005 year-to-date period, respectively, and franchise comparable restaurant sales increased 1.8% and 3.1% in the 2005 quarter and 2005 year-to-date period, respectively. These increases were due in part to the implementation of the Carside To Go(TM) program in most franchise restaurants during fiscal 2005 which were partially offset by sales increases in 2004 as compared to 2005 which resulted from the launch of our Weight Watchers(TM) menu system-wide in May 2004.

Other Franchise Income. Other franchise income decreased $2,849,000 (73%) from $3,913,000 in the 2004 quarter to $1,064,000 in the 2005 quarter and decreased $6,874,000 (66%) from $10,427,000 in the 2004 year-to-date period to $3,553,000 in the 2005 year-to-date period due primarily to fewer franchisee participants in our captive insurance program resulting from the reduction of the types of insurance coverage plans offered. Franchise premiums are included in other franchise income ratably over the policy year.

Cost of Company Restaurant Sales. Food and beverage costs decreased slightly from 26.3% in the 2004 quarter to 26.2% in the 2005 quarter and were 26.4% in both the 2004 year-to-date period and the 2005 year-to-date period. Both periods were favorably impacted by menu price increases of 1.0% in November 2004 and 1.5% in May 2005, which were offset by higher commodity costs and lower order incidences of both alcoholic and non-alcoholic beverages which have a lower cost of sales. The 2004 quarter and 2004 year-to-date period were unfavorably impacted by the company portion of the June 2004 impairment of approximately
$500,000 for excess riblet inventories which no longer met our quality standards.

Labor costs increased from 32.0% in the 2004 quarter to 33.1% in the 2005 quarter and increased from 32.4% in the 2004 year-to-date period to 33.0% in the 2005 year-to-date period. The increases in both periods were due primarily to higher management and hourly costs due to lower sales volumes, higher wage rates and higher group insurance costs which were partially offset by lower management incentive compensation and workers' compensation expense.

Direct and occupancy costs increased from 25.0% in the 2004 quarter and 24.6% in the 2004 year-to-date period to 27.4% in the 2005 quarter and 26.0% in the 2005 year-to-date period due primarily to lower sales volumes at company restaurants which resulted in unfavorable year over year comparisons of depreciation, rent and property tax expenses as a percentage of sales, due to their relatively fixed nature, as well as higher utilities, packaging and advertising costs, as a percentage of sales. The increase in the 2005 quarter was also due to higher repairs and maintenance costs.

Cost of Other Franchise Income. Cost of other franchise income decreased $2,731,000 (78%) from $3,521,000 in the 2004 quarter to $790,000 in the 2005 quarter and decreased $8,655,000 (75%) from $11,493,000 in the 2004 year-to-date period to $2,838,000 in the 2005 year-to-date period due to fewer franchisee participants in our captive insurance program resulting from the reduction of the types of insurance coverage plans offered and the franchisee portion of the June 2004 impairment of approximately $1,600,000 for excess riblet inventories which no longer met our quality standards.

General and Administrative Expenses. General and administrative expenses decreased from 9.5% in the 2004 quarter to 8.6% in the 2005 quarter and decreased from 9.2% in the 2004 year-to-date period to 8.9% in the 2005 year-to-date period. General and administrative expenses were favorably impacted in both periods by lower incentive compensation expense and the absorption of general and administrative expenses over a larger revenue base. General and administrative expenses were unfavorably impacted in both periods by higher compensation expense due to staffing levels and higher management training costs due to the increased number of company restaurant openings as compared to 2004.

Impairment of Long-lived Assets. In the third quarter of 2005, we recorded an asset impairment charge of $3,900,000 consisting of a $2,600,000 write-down of the carrying value of the property and equipment of three restaurants that are not performing as expected and one restaurant that will be closed and relocated and a $1,300,000 write-down of one other long-lived asset.

Interest Expense. Interest expense increased from $379,000 in the 2004 quarter to $1,232,000 in the 2005 quarter and from $1,139,000 in the 2004 year-to-date period to $2,203,000 in the 2005 year-to-date period due primarily to increased borrowings under our credit facility used to acquire 12 restaurants in May 2005 and to fund repurchases of our common stock.

Income Taxes. The effective income tax rate, as a percentage of earnings before income taxes, increased from 34.5% in the 2004 quarter to 38.5% in the 2005 quarter and increased from 34.7% in the 2004 year-to-date period to 35.7% in the 2005 year-to-date period. We increased the rate in the 2005 quarter and 2005 year-to-date period due to higher state tax rates discovered following the recent completion of our 2004 tax returns.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and borrowings under our credit facility. Our need for capital resources historically has resulted from the construction and acquisition of restaurants, the repurchase of our common stock and investment in information technology systems. In the past, we have obtained capital through our ongoing operations, public stock offerings and debt financing. Cash flows from our ongoing operations primarily include cash generated from company and franchise operations, management of credit from trade suppliers and decisions to enter into restaurant operating leases. In addition, we have assumed debt or issued new debt in connection with certain mergers and acquisitions. The following table presents a summary of our cash flows for the 2005 and 2004 year-to-date period (in thousands):

                                                            2005                 2004
                                                        Year-to-Date         Year-to-Date
                                                           Period               Period
                                                     -------------------  -------------------
                                                                             (as restated)
Net cash provided by operating activities..........    $     158,676        $     126,268

Net cash used by investing activities..............         (149,245)             (95,744)

Net cash used by financing activities..............           (9,933)             (47,950)
                                                     -------------------  -------------------

Net decrease in cash and cash equivalents..........    $        (502)       $     (17,426)
                                                     ===================  ===================

Capital expenditures, excluding acquisitions, were $68,224,000 in the 2004 year-to-date period and $100,802,000 in the 2005 year-to-date period. In fiscal 2005, we currently expect to open at least 50 company restaurants, and capital expenditures are expected to be between $150,000,000 and $160,000,000, including the costs to re-open seven company restaurants that were closed in fiscal 2004 by a former franchisee in Memphis, Tennessee, but excluding the costs to acquire the assets of 12 Applebee's restaurants in Missouri, Kansas and Arkansas.

Future capital expenditures will primarily be for the development of new restaurants, refurbishment and capital replacement for existing restaurants and the enhancement of information systems. In addition, we expect to incur costs associated with the purchase of land for a new corporate headquarters in fiscal 2006. Because we expect to continue to purchase a portion of our sites, the amount of actual capital expenditures will be dependent upon, among other things, the proportion of leased versus owned properties. In addition, if we construct more or fewer restaurants than we currently anticipate or acquire additional restaurants, our capital requirements will increase or decrease accordingly.

In May 2005, we completed the acquisition of 12 Applebee's restaurants, which included one restaurant under construction, in Missouri, Kansas and Arkansas for approximately $39,500,000. Through September 2005, we have paid approximately $39,000,000, which has been allocated to the fair value of property and equipment of $16,900,000, goodwill of $21,900,000 and other net assets of approximately $200,000.

In April 2005, we finalized the acquisition of eight Applebee's restaurants in the Memphis market that were closed in fiscal 2004 by a former franchisee for approximately $8,800,000 payable in cash. In connection with this acquisition, we paid approximately $800,000 in cash in the fourth quarter of fiscal 2004, approximately $5,700,000 in cash in the first quarter of fiscal 2005 and approximately $2,300,000 in cash in the second quarter of fiscal 2005.

In April 2004, we completed our  acquisition of the operations and assets of ten
Applebee's   restaurants   located  in  Southern  California  for  approximately
$13,800,000 in cash.

In December 2004, we completed the refinancing of our $150,000,000 unsecured revolving credit facility. The new bank credit agreement provided for a $150,000,000 five-year unsecured revolving credit facility, of which $40,000,000 may be used for the issuance of letters of credit. The facility is subject to various covenants and restrictions which, among other things, require the maintenance of stipulated fixed charge, leverage and indebtedness to capitalization ratios, as defined. There is no limit on cash dividends provided that the declaration and payment of such dividend does not cause a default of any other covenant contained in the agreement. The facility is subject to other standard terms, conditions, covenants, and fees. In September 2005, we entered into an amendment to our credit facility which increased the revolving credit commitment available from $150,000,000 to $200,000,000. As of September 25, 2005, we are in compliance with the covenants contained in our credit agreement. As of September 25, 2005, we had borrowings of $130,700,000, standby letters of credit of $9,400,000 outstanding and approximately $59,900,000 available under our revolving credit facility. In October 2005, we entered into a second amendment to our credit facility which increased the revolving credit commitment available from $200,000,000 to $250,000,000 and provided for an additional $75,000,000 of revolving credit upon satisfaction of the conditions set forth in the credit facility. During fiscal 2005, we expect to fund operations, capital expansion, any repurchases of common stock and the payment of dividends from operating cash flows and borrowings under our revolving credit facility.

In October 2004, our Board of Directors authorized additional repurchases of our common stock of up to $150,000,000 beginning in fiscal 2005 and approved a written plan for repurchases of our common stock in the open market. During the 2005 year-to-date period, we repurchased 4,917,600 shares of our common stock at an average price of $24.58 for an aggregate cost of $120,856,000. As of September 25, 2005, we had $29,177,000 remaining under our repurchase authorization. In October 2005, our Board of Directors approved an additional $175,000,000 authorization to repurchase our common stock, subject to market conditions.

In October 2005, the Board of Directors declared an annual dividend of $0.20 per share to be payable on January 23, 2006 to shareholders of record on December 23, 2005.

As of September 25, 2005, our liquid assets totaled $10,424,000. These assets consisted of cash and cash equivalents in the amount of $10,140,000 and short-term investments in the amount of $284,000. The working capital deficit increased from $51,041,000 as of December 26, 2004 to $84,037,000 as of September 25, 2005. This increase was due primarily to increases in accrued income taxes and notes payable and decreases in inventories and cash and cash equivalents due to repurchases of our common stock, acquisition of restaurants and capital expenditures in the 2005 year-to-date period and was partially offset by the redemption of gift cards in the 2005 year-to-date period sold in fiscal 2004.

We believe that our liquid assets and cash generated from operations, combined with borrowings available under our credit facility, will provide sufficient funds for capital expenditures, repurchases of our common stock, the payment of dividends and other such operating activities for the foreseeable future.

The following table shows our debt amortization schedule, future capital lease commitments (including principal and interest payments), future operating lease commitments and future purchase obligations as of September 25, 2005 (in thousands):

                                                                           Payments due by period
                                                   ----------------------------------------------------------------------
                     Certain                                       Less than 1       1-3           3-5      More than 5
             Contractual Obligations                   Total           year         Years         years        years
-------------------------------------------------  -------------  ------------- ------------- ------------ -------------
Long-term Debt (excluding capital
    lease obligations) (1)......................    $   132,153     $    9,828     $     141   $  121,097    $    1,087
Capital Lease Obligations.......................          8,526            787         1,658        1,776         4,305
Operating Leases (2)............................        374,820         26,026        52,433       52,347       244,014
Purchase Obligations - Company(3)...............        211,151        185,248        16,713        9,190          --
 Purchase Obligations - Franchise(4)............        420,445        370,905        27,342       22,198          --


(1) The amounts for long-term debt are primarily borrowings under our revolving credit facility and exclude interest payments which are variable in nature.

(2) The amounts for operating leases include option periods where failure to exercise such options would result in an economic penalty such that the renewal appears reasonably assured.

(3) The amounts for company purchase obligations include commitments for land for a new corporate headquarters, food items, energy, supplies, severance and employment agreements, and other miscellaneous commitments.

(4) The amounts for franchise purchase obligations include commitments for food items and supplies made by Applebee's International, Inc. for our franchisees. Applebee's International, Inc. contracts with certain suppliers to ensure competitive pricing. These amounts will only be payable by Applebee's International, Inc. if our franchisees do not meet certain minimum contractual requirements.

Other Contractual Obligations

In connection with the sale of restaurants to franchisees and other parties, we have, in certain cases, remained contingently liable for the remaining lease payments. As of September 25, 2005, we have outstanding lease guarantees of approximately $17,700,000. These leases expire at various times with the final lease agreement expiring in 2025. In addition, we or our subsidiaries are contingently liable for various leases that we have assigned in connection with the sale of restaurants to franchisees and other parties, in the potential amount of $14,600,000. We have not recorded a liability as of September 25, 2005 or December 26, 2004.

We have severance and employment agreements with certain officers providing for severance payments to be made in the event the associate resigns or is terminated related to a change in control. The agreements define the circumstances which will constitute a change in control. If the severance payments had been due as of September 25, 2005, we would have been required to make payments totaling approximately $13,300,000. In addition, we have severance and employment agreements with certain officers which contain severance provisions not related to a change in control. Those provisions would have required aggregate payments of approximately $6,200,000 if such officers had been terminated as of September 25, 2005.

In November 2003, we arranged for a third-party financing company to provide up to $75,000,000 to qualified franchisees for short-term loans to fund remodel investments, subject to our approval. Under the terms of this financing program, we will provide a limited guarantee pool for the loans advanced during the three-year period ending December 2006. As of September 25, 2005, there were loans outstanding to four franchisees for approximately $1,300,000 under this program.

In May 2004, we arranged for a third-party financing company to provide up to $250,000,000 to qualified franchisees for loans to fund development of new restaurants through October 2007, subject to our approval. We will provide a limited guarantee of certain loans advanced under this program. As of September 25, 2005, there were loans outstanding to six franchisees aggregating approximately $41,800,000 under this program. The fair value of our guarantees under these two financing programs was less than $100,000 and is recorded in other non-current liabilities and other assets in our consolidated balance sheet as of September 25, 2005.

New Accounting Pronouncements

In October 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") 13-1, "Accounting for Rental Costs Incurred during a Construction Period." The guidance requires the rental costs recognized for ground or building operating leases during the construction period be recognized as rental expense. The guidance permits either retroactive or prospective treatment for periods beginning after December 15, 2005. We will prospectively change our policy from capitalization to expensing beginning in fiscal 2006. The adoption of this FSP will result in an expected increase of approximately $25,000 in preopening expenses recognized for every new restaurant opened but will not have a material effect on our consolidated financial statements.

In June 2005, the FASB's EITF reached a consensus on Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements" ("EITF 05-6"). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The adoption of EITF 05-6 did not have an impact on our consolidated financial statements.

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

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations," ("FIN 47"). FIN 47 clarifies the term "conditional" as used in SFAS No. 143, "Accounting for Asset Retirement Obligations." This Interpretation refers to a legal obligation to perform an asset retirement activity even if the timing and/or settlement is conditional on a future event that may or may not be within the control of an entity. Accordingly, the entity must record a liability for the conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. We are evaluating the impact the adoption of FIN 47 will have on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-based Payment," which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123 (revised 2004) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the fair value on the grant date of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service for that award, resulting in a decrease in our net earnings. We will adopt the provisions of this Statement, as amended, using the modified prospective method beginning in fiscal 2006. We expect that the adoption of this Standard will be material to our consolidated financial statements; however, we are still in the process of evaluating its impact.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from fluctuations in interest rates and changes in commodity prices. Our revolving credit facility bears interest at either the bank's prime rate or LIBOR plus 0.625%, at our option. As of September 25, 2005, the total amount of debt subject to interest rate fluctuations was $130,700,000 which was outstanding on our revolving credit facility. A 1% change in interest rates would result in an increase or decrease in interest expense of $1,307,000 per year. We may from time to time enter into interest rate swap agreements to manage the impact of interest rate changes on our earnings. A substantial portion of the food products and utilities we purchase are subject to price volatility due to factors that are outside of our control such as weather, seasonality and fuel costs. As part of our strategy to moderate this volatility, we have entered into fixed price purchase commitments.

Item 4.  Controls and Procedures

As of September 25, 2005, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective. During our most recent fiscal quarter, there have been no changes in our internal control over financial reporting that occurred that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are involved in various legal actions which include, without limitation, employment law and wage and hourly labor related matters, dram shop claims, personal injury claims and other such restaurant operational matters. In each instance, we believe that we have meritorious defenses to the allegations made and we are vigorously defending these claims.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities.

------------------------------------------------------------------------------------------------------------------
                                      Purchases of Equity Securities(1)
------------------------------------------------------------------------------------------------------------------

------------------------------ ------------------ ----------- ------------------------- --------------------------
                                                                                            Approximate Dollar
                                                                                           Value of Shares that
                                                    Average     Total Number of Shares          May Yet Be
                                  Total Number       Price       Purchased as Part of      Purchased Under the
                                   of Shares        Paid Per     Publicly Announced         Plans or Programs
            Period                  Purchased         Share        Plans or Programs           (in thousands)
------------------------------ ------------------ ----------- ------------------------- --------------------------
June 27, 2005 through July
24, 2005                             463,700        $ 25.87                463,700                  69,797
------------------------------ ------------------ ----------- ------------------------- --------------------------
July 25, 2005 through August
21, 2005                             365,227(2)     $ 24.66                361,300                  60,891
------------------------------ ------------------ ----------- ------------------------- --------------------------
August 22, 2005 through
September 25, 2005                 1,432,600        $ 22.14              1,432,600                  29,177(3)
------------------------------ ------------------ ----------- ------------------------- --------------------------
            Total                  2,261,527                             2,257,600
============================== ================== =========== ========================= ==========================



(1) In October 2004, our Board of Directors authorized additional repurchases of our common stock of up to $150,000,000 beginning in fiscal 2005.

(2) Includes 3,927 shares received as partial payment for shares issued under stock option plans.

(3) In October 2005, our Board of Directors approved an additional $175,000,000 authorization to repurchase our common stock, subject to market conditions.


Item 6.  Exhibits

The Exhibits listed on the accompanying Exhibit Index are filed as part of this report.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       APPLEBEE'S INTERNATIONAL, INC.
                                       (Registrant)



Date: October 31, 2005                 By: /s/  Lloyd L. Hill
      ------------------------------      --------------------------------------
                                          Lloyd L. Hill
                                          Director, Chairman of the Board and
                                          Chief Executive Officer
                                          (principal executive officer)

Date: October 31, 2005                 By: /s/  Steven K. Lumpkin
      ------------------------------      --------------------------------------
                                          Steven K. Lumpkin
                                          Director, Executive Vice President,
                                          Chief Financial Officer and Treasurer
                                          (principal financial officer)

Date: October 31, 2005                 By: /s/ Beverly O. Elving
      ------------------------------      --------------------------------------
                                          Beverly O. Elving
                                          Vice President and Controller
                                          (principal accounting officer)

                 APPLEBEE'S INTERNATIONAL, INC AND SUBSIDIARIES
                                  EXHIBIT INDEX


  Exhibit
   Number                                         Description of Exhibit
------------- ------------------------------------------------------------------------------------------------

    10.1      Amendment  No.  1  to  the  5-year  Revolving  Credit  Agreement  dated  September  14,  2005
              (incorporated by reference to Form 8-K filed on September 15, 2005)

    10.2      Amendment  No.  2  to  the  5-year  Revolving  Credit  Agreement  dated  October 26,  2005
              (incorporated by reference to Form 8-K filed on October 27, 2005)

    31.1      Certification of Chairman and Chief Executive Officer Pursuant to SEC Rule 13a-14(a)

    31.2      Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)

    32.1      Certification  of Chairman and Chief Executive  Officer and Chief Financial  Officer Pursuant
              to 18 U.S.C. Section 1350