Form 10-K
period 2005-12-25
APPLEBEES INTERNATIONAL INC
filed 2006-03-10
CIK 853665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended               December 25, 2005
                          ------------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ---------------------------

Commission File Number:             000-17962
                        --------------------------------------------------------


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


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                   Yes   X          No
                                                        ---             ---
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                   Yes              No   X
                                                        ---             ---
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
                                                   Yes   X          No
                                                        ---             ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  X   Accelerated filer      Non-accelerated filer
                        ---                    ---                        ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
                                                   Yes              No   X
                                                        ---             ---

The aggregate market value of the voting and non-voting common stock equity held by non-affiliates of the registrant as of the last business day of the second fiscal quarter ended June 26, 2005 was $2,105,448,271 based on the closing sale price on June 24, 2005.

The number of shares of the registrant's common stock outstanding as of March 6, 2006 was 74,369,249.

                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 is incorporated into Part III hereof.

                         APPLEBEE'S INTERNATIONAL, INC.
                                    FORM 10-K
                       FISCAL YEAR ENDED DECEMBER 25, 2005
                                      INDEX

                                                                                                               Page


PART I

Item 1.             Business................................................................................      4

Item 1A.            Risk Factors............................................................................     14

Item 1B.            Unresolved Staff Comments...............................................................     18

Item 2.             Properties..............................................................................     19

Item 3.             Legal Proceedings.......................................................................     21

Item 4.             Submission of Matters to a Vote of Security Holders.....................................     21

PART II

Item 5.             Market for Registrant's Common Equity, Related Stockholder Matters
                       and Issuer Purchases of Equity Securities............................................     22

Item 6.             Selected Financial Data.................................................................     24

Item 7.             Management's Discussion and Analysis of
                       Financial Condition and Results of Operations........................................     25

Item 7A.            Quantitative and Qualitative Disclosures about Market Risk..............................     38

Item 8.             Financial Statements and Supplementary Data.............................................     39

Item 9.             Changes in and Disagreements with Accountants
                       on Accounting and Financial Disclosure...............................................     39

Item 9A.            Controls and Procedures.................................................................     39

Item 9B.            Other Information.......................................................................     41

PART III

Item 10.            Directors and Executive Officers of the Registrant......................................     42

Item 11.            Executive Compensation..................................................................     42

Item 12.            Security Ownership of Certain Beneficial Owners and Management and
                       Related Stockholder Matters..........................................................     42

Item 13.            Certain Relationships and Related Transactions..........................................     42

Item 14.            Principal Accounting Fees and Services..................................................     42

PART IV

Item 15.            Exhibits, Financial Statement Schedules.................................................     44


Signatures..................................................................................................     45


                                     PART I

Item 1.       Business

General

References  to  "Applebee's,"  "we,"  "us,"  and  "our"  in  this  document  are references to Applebee's International, Inc. and its subsidiaries and any predecessor companies of Applebee's International, Inc. We develop, franchise and operate casual dining restaurants under the name "Applebee's Neighborhood Grill & Bar." With over 1,800 restaurants as of the fiscal year ended December 25, 2005, Applebee's Neighborhood Grill & Bar is the largest casual dining concept in the world, in terms of number of restaurants and market share. Applebee's International, Inc. maintains an Internet website address at www.applebees.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as they are reasonably available after these materials are electronically filed with or furnished to the Securities and Exchange Commission ("SEC").

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

As of December 25, 2005, there were 1,804 Applebee's restaurants. Franchisees operated 1,318 of these restaurants and 486 restaurants were company operated. The restaurants were located in 49 states and 14 countries outside of the United States. During 2005, 144 new restaurants were opened, including 92 franchise restaurants and 52 company restaurants.

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

The following table sets forth certain unaudited financial information and other restaurant data relating to company and franchise restaurants, as reported to us by franchisees:

                                                                             Fiscal Year Ended
                                                           ------------------------------------------------------
                                                              December 25,       December 26,       December 28,
                                                                 2005               2004               2003
                                                           -----------------  -----------------  ----------------
   Number of restaurants:
        Company:
            Beginning of year............................            424                383                357
            Restaurant openings..........................             52                 32                 26
            Restaurant closings..........................             (1)                (1)                (2)
            Restaurants acquired from franchisees........             11                 10                 11
            Restaurants acquired by franchisees..........             --                 --                 (9)
                                                           -----------------  -----------------  ----------------
            End of year..................................            486                424                383
                                                           -----------------  -----------------  ----------------
        Franchise:
            Beginning of year............................          1,247              1,202              1,139
            Restaurant openings..........................             92                 77                 74
            Restaurant closings..........................            (10)               (22)                (9)
            Restaurants acquired from franchisees........            (11)               (10)               (11)
            Restaurants acquired by franchisees..........             --                 --                  9
                                                           -----------------  -----------------  ----------------
            End of year..................................          1,318              1,247              1,202
                                                           -----------------  -----------------  ----------------
        Total:
            Beginning of year............................          1,671              1,585              1,496
            Restaurant openings..........................            144                109                100
            Restaurant closings..........................            (11)               (23)               (11)
                                                           -----------------  -----------------  ----------------
            End of year..................................          1,804              1,671              1,585
                                                           =================  =================  ================

   Weighted average weekly sales per restaurant:
            Company.....................................   $      45,552      $      46,536      $      45,000
            Franchise...................................          48,908             47,613             45,271
            Total.......................................          48,019             47,345             45,205
   Change in comparable restaurant sales:(1)
            Company.....................................          (0.9)%               3.8%               5.2%
            Franchise...................................           2.7 %               5.2%               3.7%
            Total.......................................           1.8 %               4.8%               4.1%
   Total operating revenues (in thousands):
            Company restaurant sales....................   $   1,082,641      $     976,798      $     867,158
            Franchise royalties and fees(2).............         128,813            121,221            109,604
            Other franchise income(3)...................           5,196             13,615             13,147
                                                           -----------------  -----------------  ----------------
            Total.......................................   $   1,216,650      $   1,111,634      $     989,909
                                                           =================  =================  ================


(1) When computing comparable restaurant sales, restaurants open for at least 18 months are compared from period to period.
(2) Franchise royalties are generally 4% of each franchise restaurant's reported monthly gross sales. Reported franchise sales, in thousands, were $3,223,505, $3,001,287 and $2,725,179 in 2005, 2004 and 2003, respectively.
     Franchise fees typically range from $30,000 to $35,000 for each restaurant opened.
(3) Other franchise income includes insurance premiums from franchisee participation in our captive insurance program and revenue from information technology products and services provided to certain franchisees.

The Applebee's System

Concept. Each Applebee's restaurant is designed as an attractive, friendly, neighborhood establishment featuring moderately-priced food and beverage items, table service and a comfortable atmosphere. Our restaurants appeal to a wide range of customers including young adults, senior citizens and families with young children.

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

Menu. Each restaurant offers a diverse menu of moderately-priced food and beverage items consisting of traditional favorites and signature dishes. The restaurants feature a broad selection of entrees, including beef, chicken, pork, seafood and pasta items prepared in a variety of cuisines, as well as appetizers, salads, sandwiches, specialty drinks and desserts. Substantially all restaurants offer beer, wine, liquor and premium specialty drinks. During 2005, alcoholic beverages accounted for 12.2% of company-owned restaurant sales. During 2004, we launched a strategic alliance with Weight Watchers(TM) to offer Weight Watchers(TM) branded menu alternatives to our guests. We currently have ten Weight Watchers(TM) items on our menu. As part of our exclusive arrangement with Weight Watchers(TM), we pay a percentage royalty on the total sales for Weight Watchers(TM) menu items sold.

Restaurant Operations. We and our franchisees operate restaurants in accordance with operating standards and specifications. These standards pertain to the quality, preparation and selection of menu items, maintenance and handling of food, maintenance and cleanliness of premises and associate conduct. Our quality assurance department is responsible for establishing and monitoring our food safety programs. We develop all standards and specifications with input from franchisees, and they are applied on a system-wide basis.

Training. We have comprehensive training programs for restaurant associates and managers. The training programs utilize a combination of on-the-job training, video, computer and print-based materials. Program materials are routinely revised to reflect the most recent operational procedures and standards.

Restaurant associates are provided with a structured orientation and five-day training program upon hire. This training is provided by restaurant trainers who have completed an extensive certification process to become a trainer. In addition, associates receive ongoing training to further develop their job skills and knowledge.

Restaurant managers complete a training and orientation process upon hire. The program is executed at certified training restaurants located throughout the

Applebee's system. The training program provides skill and knowledge training for key operations and management processes. In addition, ongoing training and development programs are offered for experienced managers in the areas of leadership and operations management.

Prior to opening a new restaurant, a training program is provided to all new hourly associates. The training is conducted by certified, experienced trainers from Applebee's restaurants located throughout the system. Upon the opening of the restaurant, the training team remains for an additional six days to provide support and coaching to the new associates.

Marketing. We have historically concentrated our advertising and marketing efforts primarily on food-specific promotions, Carside To Go(TM) and Applebee's branded messaging. Our marketing includes national, regional and local expenditures, utilizing primarily television, radio, direct mail and print media. In 2005, approximately 4.0% of company restaurant sales was allocated for marketing purposes. This amount includes contributions to the national marketing pool which develops and funds the specific national promotions, including Weight Watchers(TM) and Carside To Go(TM). We focus the remainder of our marketing expenditures on local marketing in areas with company owned restaurants.

Information Technology. We believe technology can enable us to achieve our operational goals. Our in-store systems including point-of-sale and food, kitchen and labor management systems are tightly integrated with our above-store data warehousing and decision support platforms. This integration provides management with a timely, accurate, and comprehensive view of our business performance.

Supply Chain. Maintaining high food quality and system-wide consistency is a central focus of our supply chain program. We establish quality standards for products used in the restaurants, and we maintain a limited list of approved suppliers and distributors from which we and our franchisees must select. We periodically review the quality of the products served in our domestic restaurants in an effort to ensure compliance with these standards. We have negotiated purchasing agreements with most of our approved suppliers which result in volume discounts for us and our franchisees. Additionally, we purchase and maintain inventories of certain specialty products to assure sufficient supplies for the system. Due to cultural and regulatory differences, we have specific requirements for each country in which our franchisees operate.

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

In order to maximize overall system growth, our expansion strategy through 1992 emphasized franchise arrangements with experienced, successful and financially capable restaurant operators. We continue to expand the Applebee's system across the United States through franchise operations, but beginning in 1992, our growth strategy also included increasing the number of company owned restaurants. We have tried to achieve this goal in two ways. First, we have strategically developed certain company territories. Second, when franchises are available for purchase under acceptable financial terms, we have selectively acquired existing franchise restaurants. Using this strategy, we have opened 370 new company Applebee's restaurants and acquired 134 franchise restaurants over the last 13 years and have expanded from a total of 31 company owned or operated restaurants as of December 27, 1992 to a total of 486 as of December 25, 2005. In addition, as part of our portfolio management strategy, we have sold 35 restaurants to franchisees during this 13-year period.

We opened 52 new company Applebee's restaurants in 2005 and anticipate opening approximately 40 new company Applebee's restaurants in 2006. The following table shows the areas where our company restaurants were located as of December 25, 2005:

                                                Area
               -----------------------------------------------------------------------
               New England (includes Maine, Massachusetts, New Hampshire,
                  New York, Rhode Island and Vermont).................................            73
               Minneapolis/St. Paul, Minnesota........................................            67
               Detroit/Southern Michigan..............................................            65
               St. Louis, Missouri/Illinois...........................................            57
               Texas  ................................................................            48
               Virginia...............................................................            47
               Kansas City, Missouri/Kansas...........................................            33
               Washington, D.C. (Maryland, Virginia)..................................            32
               San Diego/Southern California..........................................            21
               Las Vegas/Reno, Nevada.................................................            16
               Central Missouri/Kansas/Arkansas.......................................            12
               Albuquerque, New Mexico................................................             8
               Memphis, Tennessee.....................................................             7
                                                                                      -------------------
                                                                                                 486
                                                                                      ===================

Restaurant Operations. The staff for a typical restaurant consists of one general manager, one kitchen manager, two or three managers and approximately 60 hourly associates. All managers of company owned restaurants receive a salary and may receive a performance bonus based on financial performance, guest and associate retention measures. As of December 25, 2005, we employed three Regional Vice Presidents of Operations, 13 Directors of Operations and 80 Area Directors. The Area Directors' duties include regular restaurant visits and inspections which ensure the ongoing maintenance of our standards of quality, service, cleanliness, value, and courtesy. In addition to providing a significant contribution to revenues and operating earnings, we use company owned restaurants for many purposes which are integral to the development of the entire system, including testing of new menu items and training of franchise restaurant managers and operating personnel.

The Applebee's Franchise System

Franchise  Territory  and  Restaurant  Openings.  We  currently  have  exclusive territory franchise arrangements with 76 franchise groups, including 29 international franchisees. We have generally selected franchisees that are experienced multi-unit restaurant operators who have operated other restaurant concepts. Our franchisees operate Applebee's restaurants in 43 states and 14 countries outside of the United States. We have assigned development rights to the vast majority of domestic territories in all states except Hawaii or have designated them for company development.

As of December 25, 2005, there were 1,318 franchise restaurants. Franchisees opened 74 restaurants in 2003, 77 restaurants in 2004, and 92 restaurants in 2005. We anticipate approximately 80 franchise restaurant openings in 2006. Franchisees may open more or fewer restaurants depending upon the availability of appropriate new sites.

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

For each restaurant developed, our standard franchise arrangement requires an initial franchisee fee (which typically ranges from $30,000 to $35,000) and a royalty fee equal to 4% of the restaurant's monthly gross sales. We have executed agreements with a majority of our franchisees which maintain the existing royalty rate of 4% and extend the current franchise and development agreements until January 1, 2020. These revised agreements contain provisions which allow for the continued development of the Applebee's concept and support our long-term expectation of at least 3,000 restaurants in the United States. The terms, royalties and advertising fees under a limited number of franchise agreements and the franchise fees under older development agreements vary from the currently offered arrangements.

Marketing. We currently require domestic franchisees to contribute 2.75% of their gross sales to the national marketing pool and to spend at least 1.0% of their gross sales on local marketing and promotional activities. Franchisees also promote the opening of each restaurant and we reimburse the franchisee for 50% of the out-of-pocket opening advertising expenditures, subject to certain conditions. The maximum amount we will reimburse for these expenditures is $2,500. Under our franchise agreements, we have the ability to increase the combined amount of the advertising fee and the amount required to be spent on local marketing and promotional activities to a maximum of 5% of gross sales.

Training and Support. We provide ongoing advice and assistance to franchisees in connection with the operation and management of each restaurant through training sessions, meetings, seminars, on-premises visits and by written or other material. We also assist franchisees on request with business planning, restaurant development, technology and human resource efforts.

Operations Quality Control. We continuously monitor franchise restaurant operations, principally through our full-time franchise Area Directors (30 as of December 25, 2005) and our Directors of Franchise Operations (5 as of December 25, 2005). Company and third-party representatives make both scheduled and unannounced inspections of restaurants to ensure that only approved products are in use and that our prescribed operations practices and procedures are being followed. During 2005, these representatives made an average of two visits to each of our franchise restaurants during which they conducted an inspection and consultation in the restaurant. We have the right to terminate a franchise agreement if a franchisee does not operate and maintain a restaurant in accordance with our requirements.

Franchise Business Council. We maintain a Franchise Business Council which provides us with input about operations, marketing, product development and other aspects of restaurant operations for the purpose of improving the franchise system. As of December 25, 2005, the Franchise Business Council consisted of eight franchisee representatives and three members of our senior management team. One franchisee representative is a permanent member. Franchisees elect the franchisee representatives annually. The Franchise

Business Council is also responsible for the appointment of members to advisory committees related to marketing, supply chain, information technology and food development.

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

In 2003, we arranged for a third-party financing company to provide up to $75,000,000 to qualified franchisees for short-term loans to fund remodel investments, subject to our approval. Under the terms of this financing program, we provided a limited guarantee pool for the loans advanced during the three-year period ending December 2006. In the fourth quarter of 2005, this program was terminated and we were released from the guarantees that we had previously provided under this program.

In 2004, we arranged for a third-party financing company to provide up to $250,000,000 to qualified franchisees for loans to fund development of new restaurants through October 2007, subject to our approval. We will provide a limited guarantee of 10% of certain loans advanced under this program. We will be released from our guarantee if certain operating results are met after the restaurant has been open for at least two years. As of December 25, 2005, there were loans outstanding to six franchisees for approximately $50,400,000 under this program.

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

International Franchising

International Franchise Arrangements. We continue to pursue international franchising of the Applebee's concept under a long-term strategy of controlled expansion. This strategy includes seeking qualified franchisees with the resources to open multiple restaurants in each territory and those with familiarity with the specific local business environment. We currently are focusing on international franchising in Canada, Central and South America, the Mediterranean/Middle East and Mexico. In this regard, we currently have development agreements with 29 international franchisees. These franchisees operated 72 international restaurants as of December 25, 2005. The success of further international expansion will depend on, among other things, local acceptance of the Applebee's concept and our ability to attract qualified franchisees and operating personnel. We also must comply with the regulatory requirements of the local jurisdictions, and supervise international franchisee operations effectively.

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

Employees

As of December 25, 2005, we employed approximately 32,260 full and part-time associates. Of those, approximately 640 were corporate personnel, 2,050 were restaurant managers or managers in training and 29,570 were employed in non-management full and part-time restaurant positions. Of the 640 corporate associates, approximately 220 were in management positions and 420 were general office associates, including part-time associates.

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

Executive and Other Senior Officers of the Registrant

Our executive and other senior officers as of December 25, 2005 are shown below.

    Name                              Age    Position
    Lloyd L. Hill.................... 61     Chairman of the Board of Directors and Chief Executive Officer
    David L. Goebel.................. 55     President  and  Chief  Operating  Officer  (Member  of  the  Board  of
                                                Directors effective January 2006)
    Steven K, Lumpkin................ 51     Executive Vice President, Chief Financial Officer and Treasurer, and
                                                Member of the Board of Directors
    John C. Cywinski................. 43     Executive Vice President and Chief Marketing Officer
    Carin L. Stutz................... 49     Executive Vice President of Operations
    Stanley M. Sword................. 44     Executive Vice President and Chief People Officer
    Rohan St. George................. 46     President of International Division
    Philip R. Crimmins............... 54     Senior Vice President of Development
    Michael Czinege.................. 52     Senior Vice President and Chief Information Officer
    Miguel Fernandez................. 51     Senior Vice President of Company Operations
    Kurt Hankins..................... 45     Senior Vice President of Menu Development and Innovation
    David R. Parsley................. 59     Senior Vice President of Supply Chain Management
    Carol A. DiRaimo................. 44     Vice President of Investor Relations
    Beverly O. Elving................ 52     Vice President and Controller
    Rebecca R. Tilden................ 50     Vice President, General Counsel and Secretary

Lloyd L. Hill was elected a director in August 1989. Mr. Hill was appointed Executive Vice President and Chief Operating Officer in January 1994. In December 1994, he assumed the role of President in addition to his role as Chief Operating Officer. Effective January 1, 1997, Mr. Hill assumed the role of Co-Chief Executive Officer. In January 1998, he assumed the full duties of Chief Executive Officer. In May 2000, Mr. Hill was elected Chairman of the Board of Directors. As part of Applebee's succession plan, Mr. Goebel was named President effective January 1, 2005. In January 2006, the Board of Directors announced plans to separate the Chairman and Chief Executive Officer positions, and implement Applebee's leadership succession plan. In the summer of 2006, Mr. Hill anticipates recommending to the Board that Mr. Goebel become the next Chief Executive Officer. Following the role separation, Mr. Hill will continue to serve as Chairman of the Board. Prior to joining Applebee's, Mr. Hill served as President of Kimberly Quality Care, a home health care and nurse personnel staffing company from December 1989 to December 1993, where he also served as a director from 1988 to 1993, having joined that organization in 1980.

David L. Goebel was employed by Applebee's in February 2001 as Senior Vice President of Franchise Operations and was promoted to Executive Vice President of Operations in December 2002. In January 2004, Mr. Goebel was promoted to
Chief Operating Officer. In January 2005, he was also named President. In January 2006, Mr. Goebel was named to the Board of Directors and he assumed additional responsibilities including serving as principal executive officer. Prior to joining Applebee's, Mr. Goebel headed a management company that provided consulting and strategic planning services to various businesses from April 1998 to February 2001. Prior to 1998, he was a franchise principal with an early developer group of the Boston Market concept. Mr. Goebel's business experience also includes positions as Vice President of Business Development for Rent-a-Center (a subsidiary of Thorn, EMI) and Vice President of Operations for Ground Round restaurants.

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

Stanley M. Sword was employed by Applebee's in August 2005 as Executive Vice President and Chief People Officer. Prior to joining Applebee's, Mr. Sword was employed for seven years as an executive with Cerner Corporation. He was hired in August 1998 as Senior Vice President and Chief People Officer and became President of Cerner's Great Lakes region in August 2003. Prior to Cerner, Mr. Sword spent five years with AT&T including three years as the Vice President of Organization Development of NCR Corporation and two years as a client partner in the outsourcing practice of AT&T Solutions. Prior to joining AT&T, Mr. Sword spent ten years with Accenture Consulting in a variety of roles within their systems integration practice.

Rohan M. St. George was employed by Applebee's in November 2004 as President of the International Division. Prior to joining Applebee's, Mr. St. George was a managing director for Yum! Restaurants International which included responsibility for Puerto Rico, the U.S Virgin Islands and Venezuela. From 1998 to 2003, he was Vice President of Global Operations for KFC, Pizza Hut and Taco Bell. Prior to 1998, Mr. St. George had 14 years operations experience with Pizza Hut and KFC in various management positions.

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

Miguel Fernandez was employed by Applebee's in January 1995 as Area Director in California before becoming Director of Operations in 1996 for Pacific Gold, Inc., an Applebee's franchisee. He rejoined Applebee's in September 1998 as Regional Vice President of Company Operations. In January 2005, he was appointed Senior Vice President of Company Operations. Prior to joining Applebee's, Mr. Fernandez served as Vice President of Operations for Ninfa's Mexican Restaurants, Regional Director of Operations for Acapulco Restaurants and Vice President of Operations for Casa Vallarta Mexican Restaurants.

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

Item 1A.      Risk Factors

Our business and operations are subject to a number of risks and uncertainties. The factors listed below are important factors that could cause actual results to differ materially from our historical results and from those projected in forward-looking statements contained in this report or in other filings with the SEC.

We  and  our  franchisees  may  not  be  successful  in  operating   restaurants
profitably.

Our financial success depends on our ability and the ability of our franchisees to operate restaurants profitably. The profitability of our restaurants is dependent on a number of factors. The most significant factors are:

    o    the availability of management, restaurant staff and other personnel;
    o    acceptable leasing or financial terms;
    o    the availability of capital to finance growth;
    o    effective national campaigns and local marketing;
    o    effective menu pricing;
    o    appealing menu items;
    o    increases in minimum wage and the impact of other employment laws;
    o increases in food, labor and other operating costs related to new menu initiatives;
    o the ability to manage a large number of restaurants in many geographic areas with a standardized operational and marketing approach; and
    o    the extent of competitive intrusion in the market.

In the course of expanding, we and our franchisees may enter new or more highly competitive geographic regions or local markets in which we may have limited operating experience. There can be no assurance of the level of success of our restaurants in these regions or particular local markets. Newly opened restaurants typically operate with below normal profitability and incur certain additional costs in the process of achieving operational efficiencies during the first several months of operation.

We and our franchisees may not be successful in opening the number of restaurants anticipated.

Our continued growth depends, in part, on our ability and the ability of our franchisees to open additional restaurants. The opening of new restaurants, both by us and our franchisees, depends on a number of factors, many of which are beyond our control or the control of our franchisees. The most significant factors are:

    o    the cost and availability of suitable restaurant locations;
    o    acceptable leasing or financial terms;
    o    the availability of capital to finance growth;
    o cost-effective and timely construction of restaurants (construction can be delayed due to, among other reasons, labor disputes, local zoning and licensing matters, and weather conditions); and
    o    securing required governmental permits and licenses.

Substantial increases in capital expenditure costs may adversely impact future growth.

Our capital expenditures are primarily related to the development or acquisition of additional restaurants, maintenance and refurbishment of existing restaurants, and expansion of information technology systems, office space and other corporate infrastructure. The costs related to restaurant development, maintenance and refurbishment include purchases and leases of land, buildings, equipment and repairs and maintenance. The labor and material costs expended vary by geographical location and are subject to general price increases. There can be no assurance that future capital expenditure costs will not increase. In addition, capital expenditures will be required to maintain and refurbish restaurants as they age. There can be no assurance that we will remain profitable in these restaurants even after maintenance and refurbishment has been completed.

Our continued growth is, in part, dependent upon our ability to find and retain qualified franchisees and for those franchisees to operate restaurants profitably in compliance with our standards, build new restaurants and plan for succession.

Although we have established criteria to evaluate prospective franchisees, there can be no assurance that our existing or future franchisees will have the business abilities or access to financial resources necessary to open the required number of restaurants or that they will successfully develop or operate these restaurants in their franchise areas in a manner consistent with our standards.

We intend to continue our efforts to franchise restaurants in certain international territories. The ability of franchisees to open and operate restaurants outside of the United States is subject to the same factors as are applicable to opening domestic restaurants described above, as well as factors related to additional legal, regulatory, cultural acceptability and building design issues involved in international locations. There can be no assurance that we will be able to attract qualified franchisees or that such franchisees will be able to open and operate restaurants successfully.

Increased competition for locations, customers and staff could adversely impact our profitability.

Competition in the casual dining segment of the restaurant industry is expected to remain intense with respect to price, service, location, concept, and the type and quality of food. There is also intense competition for real estate sites, qualified management personnel, and hourly restaurant staff. Our competitors include national, regional and local chains, as well as local owner-operated restaurants. There are a number of well-established competitors, some of which have been in existence for a longer period than us and may be better established in the markets where our restaurants are or may be located.

Further  penetrating   existing  mature  markets  could  impact  the  sales  and
profitability of our existing restaurants in those markets.

Part of our restaurant development may occur in more mature markets. Our restaurants typically attract customers within a limited trade area. Sales and profitability of existing restaurants may be negatively impacted by the opening of a restaurant within this trade area.

Our profitability could be adversely impacted by economic, demographic and other changes that impact guest traffic.

Our business is affected by changes in consumer tastes and by national, regional, and local economic conditions, demographic trends and traffic patterns. We can also be adversely affected by publicity resulting from actual or alleged food quality, illness, injury or other health concerns or operating issues related to restaurant operations or from food suppliers.

The impact of government regulation may cause us to incur additional costs or liabilities.

Our restaurants are subject to various international, federal, state and local government regulations, including those related to the sale of food and alcoholic beverages and labor laws. Failure to obtain or maintain the necessary licenses, permits and approvals, including food and liquor licenses, could adversely affect our operating results or delay or result in our decision to cancel the opening of new restaurants. Local authorities may suspend or deny renewal of our food and liquor licenses if they determine that our conduct does not meet applicable standards or if there are changes in regulations in which we are unable to comply.

We are subject to "dram shop" statutes in some states. These statutes generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. A judgment substantially in excess of our insurance coverage could harm our financial condition.

Various federal and state labor laws related to employment eligibility, minimum wage requirements, overtime pay, meal and rest breaks, and other matters have an effect on our operating costs. Changes in these laws, including additional government-imposed increases in minimum wages, overtime pay, paid leaves of absence and mandated health benefits, and increased tax reporting and tax payment requirements for associates who receive tips, or a reduction in the number of states that allow tips to be credited toward minimum wage requirements could harm our operating results.

The federal Americans with Disabilities Act prohibits discrimination on the basis of disability in public accommodations and employment. Although our restaurants are designed to be accessible to the disabled, we could be required to make modifications to our restaurants to provide service to, or make reasonable accommodations for, disabled persons. We are also subject to various federal and state environmental regulations that could delay or prevent development of new restaurants in certain locations.

We are also subject to federal and state laws that regulate the offer and sale of franchises and the relationship with our franchise partners. These laws and regulations, together with decisions of several state and federal courts may limit our ability to enforce certain provisions of, or alter or terminate our franchise agreements.

Our continued growth may depend, in part, on our acquisition of franchised Applebee's restaurants.

There is no assurance that we will be able to find franchise restaurants available for purchase or that we will be able to acquire franchise restaurants at favorable prices. In addition, if we do successfully identify and complete acquisitions in the future, the acquisitions may involve the following risks:

    o    increases in our debt and contingent liabilities;
    o entering geographic markets in which we have little or no direct prior experience; and
    o unanticipated or undiscovered legal liabilities or other obligations of acquired franchise restaurants.

Even if we are successful in acquiring franchise operations, there is no assurance that we will be able to operate the acquired restaurants profitably. The integration of acquired restaurants into our operations may involve a number of issues, any of which could materially and adversely affect our operations and financial performance. These issues include:

    o    burdens on our management resources and financial controls;
    o diversion of corporate resources and acquisition integration issues, such as business process and system incapabilities;
    o    potential loss of key personnel of acquired franchise  restaurants; and
    o    potential loss of customer relationships and related revenues.


Our  growth  and  profitability   could  be  impacted  by  the  lack  of  needed
inventories.

Our profitability depends, in part, on our strategies to control food costs. Our dependence on commodities subject us to the risk that shortages or interruption in supply, caused by adverse weather or other conditions, could adversely affect the availability, quality or cost of ingredients. Changes in the price of commodities, particularly beef and chicken, could materially impact our profitability. We may not be able to react to increased food costs by adjusting our supply chain practices or menu pricing which would negatively impact our operating results.

Our global supply chain may be subject to interruptions, dislocation or may be rendered less effective for a variety of reasons such as:

    o    political unrest;
    o    animal borne disease or illness;
    o contamination of growing fields, water supplies or animal processing facilities;
    o    inadequate storage facilities; and
    o loss of effective climate controls in storage facilities and processing plants.


Our continued growth depends on our successful adaptation and implementation of our operating systems.

System-wide expansion has and will continue to require the implementation of enhanced operating systems. We regularly evaluate the adequacy of our current policies, procedures, systems and resources, including financial controls, information technology systems, field and restaurant management, and vendor capacities and relations. There can be no assurance that we will adequately address all of the changing demands that our planned expansion will impose on such systems, controls, and resources.


We may acquire one or more additional restaurant concepts.

Operating more than one restaurant concept presents many significant risks that could, individually or together, have a material adverse effect on our business and financial results. Our success in acquiring or investing in new concepts is subject to the following risks:

    o the attention of our management team may be diverted from the Applebee's system and operations may suffer as a result;
    o    we may be unable to identify suitable opportunities;
    o we may pay too much for a new concept in relation to its long-term potential and actual economic return to us; and
    o we may be required to borrow the funds needed to make an acquisition, thereby increasing our interest expense and debt level.

In addition, our ability to expand another concept, through our own development or through franchising, will be subject to risks such as:

    o we may not be able to find suitable locations at appropriate purchase prices or lease terms;
    o    we may not be able to attract franchisees;
    o we may experience construction delays or cost overruns caused by numerous factors, such as shortages of materials and skilled labor, labor disputes, weather interference, environmental problems, and construction or zoning problems;

    o we may not be able to hire and train experienced and dedicated operating personnel;
    o we may face competition from other restaurants, including other Applebee's; and
    o    the new concept may not be profitable.

A significant increase in litigation could have a material adverse effect on our results of operations, financial condition and business prospects.

We are sometimes the subject of complaints or litigation from guests alleging illness, injury or other food quality, health or operational concerns. Adverse publicity resulting from these allegations could harm the operation and profitability of our restaurants, regardless of whether the allegations are valid, whether we are liable or whether the claim involves our restaurants or one of our franchisees.

Failure to comply with the various federal and state labor laws pertaining to minimum wage, overtime pay, meal and rest breaks, unemployment tax rates, workers' compensation rates, citizenship or residency requirements, child labor requirements and sales taxes, may have a material adverse effect on our business or operations. Further, employee claims against us based on, among other things, discrimination, harassment or wrongful termination may divert our financial and management resources and adversely affect our operations.


Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of December 25, 2005, we operated 486 company restaurants. Of these, we leased the building for 86 sites, owned the building and leased the land for 213 sites, and owned the land and building for 187 sites. In addition, as of December 25, 2005, we owned 12 sites for future development of restaurants and had entered into 17 lease agreements for restaurant sites we plan to open during 2006. Our leases generally have an initial term of 10 to 20 years, with renewal terms of 5 to 20 years, and provide for a fixed rental plus, in certain instances, percentage rentals based on gross sales. In addition, our leases in many instances include escalation of rent payments during the initial term and/or during the renewal terms.

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

In 2005, we entered into an agreement to purchase land for a new corporate headquarters in Lenexa, Kansas, located in the Kansas City metropolitan area. In January 2006, we completed the purchase of the land and anticipate relocating to our new corporate headquarters in the latter half of 2007.

The following table sets forth the 49 states and the 14 countries outside of the United States in which Applebee's are located and the number of restaurants operating in each state or country as of December 25, 2005:

                                                                 Number of Restaurants
                                                  -----------------------------------------------------
                    State or Country                 Company             Franchise        Total System
            ----------------------------------    --------------      --------------     --------------

            Domestic:
            Alabama........................                 --                  26                 26
            Alaska.........................                 --                   2                  2
            Arizona........................                 --                  30                 30
            Arkansas.......................                  1                   7                  8
            California.....................                 22                  80                102
            Colorado.......................                 --                  32                 32
            Connecticut....................                 --                  11                 11
            Delaware.......................                  2                   8                 10
            Florida........................                 --                  96                 96
            Georgia........................                 --                  69                 69
            Idaho..........................                 --                  10                 10
            Illinois.......................                 12                  48                 60
            Indiana........................                  7                  58                 65
            Iowa...........................                 --                  23                 23
            Kansas.........................                 16                  19                 35
            Kentucky.......................                  5                  30                 35
            Louisiana......................                 --                  16                 16
            Maine..........................                 10                  --                 10
            Maryland.......................                 11                  13                 24
            Massachusetts..................                 37                  --                 37
            Michigan.......................                 65                  18                 83
            Minnesota......................                 63                   2                 65
            Mississippi....................                  3                  12                 15
            Missouri.......................                 60                   2                 62
            Montana........................                 --                   7                  7
            Nebraska.......................                 --                  18                 18
            Nevada.........................                 15                  --                 15
            New Hampshire..................                 15                  --                 15
            New Jersey.....................                 --                  43                 43
            New Mexico.....................                  8                  10                 18
            New York.......................                  1                  91                 92
            North Carolina.................                  2                  54                 56
            North Dakota...................                 --                   9                  9
            Ohio...........................                 --                  86                 86
            Oklahoma.......................                 --                  17                 17
            Oregon.........................                 --                  17                 17
            Pennsylvania...................                  1                  58                 59
            Rhode Island...................                  7                  --                  7
            South Carolina.................                 --                  41                 41
            South Dakota...................                 --                   6                  6
            Tennessee......................                  5                  37                 42
            Texas..........................                 48                  37                 85
            Utah...........................                 --                  12                 12
            Vermont........................                  3                  --                  3
            Virginia.......................                 62                   1                 63
            Washington.....................                 --                  33                 33
            West Virginia..................                  1                  13                 14
            Wisconsin......................                  4                  39                 43
            Wyoming........................                 --                   5                  5
                                                  --------------      --------------     --------------
              Total Domestic...............                 486              1,246              1,732
                                                  --------------      --------------     --------------



                                                                 Number of Restaurants
                                                  -----------------------------------------------------
                    State or Country                 Company             Franchise        Total System
            ----------------------------------    --------------      --------------     --------------

            Other countries:
            Bahrain........................                 --                   1                  1
            Brazil.........................                 --                   3                  3
            Canada.........................                 --                  21                 21
            Chile..........................                 --                   1                  1
            Ecuador........................                 --                   1                  1
            Egypt..........................                 --                   1                  1
            Greece.........................                 --                   6                  6
            Honduras.......................                 --                   4                  4
            Jordan.........................                 --                   1                  1
            Kuwait.........................                 --                   2                  2
            Mexico.........................                 --                  25                 25
            Qatar..........................                 --                   2                  2
            Saudi Arabia...................                 --                   3                  3
            United Arab Emirates...........                 --                   1                  1
                                                  --------------      --------------     --------------
                  Total International......                 --                  72                 72
                                                  --------------      --------------     --------------
                  Total System.............                486               1,318              1,804
                                                  ==============      ==============     ==============

Item 3. Legal Proceedings

We are involved in various legal actions which include, without limitation, employment law, wage and hour, dram shop claims, personal injury claims and other such restaurant operational matters. In each instance, we believe that we have meritorious defenses to the allegations made and we are vigorously defending these claims.

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

The table below sets forth for the fiscal quarters indicated the reported high and low sale prices of our common stock, as reported on The Nasdaq Stock Market(R).

                                                       2005                             2004
                                          ------------------------------- -------------------------------
                                               High            Low             High            Low
                                          --------------- --------------- --------------- ---------------
                First Quarter             $    29.19      $    24.69      $    28.04(1)   $    23.80(1)
                Second Quarter            $    28.65      $    24.25      $    28.55(1)   $    23.30
                Third Quarter             $    26.79      $    19.95      $    26.72      $    22.50
                Fourth Quarter            $    23.98      $    19.73      $    26.68      $    22.26

(1)The sales prices have been adjusted to reflect a three-for-two stock split effected as a 50% stock dividend paid on June 15, 2004.

2.   Number of stockholders of record at December 25, 2005: 1,341

3. We declared an annual dividend of $0.20 per common share in October 2005 for stockholders of record on December 23, 2005, and the dividend was paid on January 23, 2006. We declared an annual dividend of $0.06 per common share on December 9, 2004 for stockholders of record on December 24, 2004, and the dividend was paid on January 21, 2005.

     We presently anticipate continuing the payment of cash dividends which will be dependent upon future earnings and cash flows, capital requirements, our financial condition, returns to shareholders and certain other factors. There can be no assurance in 2006 or future years as to the amount that will be available for the declaration of dividends, if any.

4. For information on our equity compensation plans, refer to Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

5.   Issuer Purchases of Equity Securities

During fiscal year 2005, we repurchased 8,288,093 shares of our common stock at an average price of $23.66 for an aggregate cost of approximately $196,100,000. The table below sets forth purchases of our common stock during the fourth quarter of fiscal 2005:


-----------------------------------------------------------------------------------------------------------------------------------
                                                 Purchases of Equity Securities(1)
-----------------------------------------------------------------------------------------------------------------------------------
                                           (a)              (b)                  (c)                             (d)
----------------------------------- ------------------ ------------- --------------------------- ----------------------------------
                                    Total Number of     Average      Total Number of Shares      Maximum Dollar Value of Shares
                                    Shares Purchased    Price Paid   Purchased as Part of        that May Yet Be Purchased Under
                                                        Per Share    Publicly Announced Plans    the Plans or Programs
              Period                                                 or Programs                          (in thousands)
----------------------------------- ------------------ ------------- --------------------------- ----------------------------------
September 26, 2005 through
October 23, 2005                          1,056,150       $21.19             1,056,150                       $181,792
----------------------------------- ------------------ ------------- --------------------------- ----------------------------------
October 24, 2005 through November
20, 2005                                  1,146,243       $22.49             1,146,243                       $156,018
----------------------------------- ------------------ ------------- --------------------------- ----------------------------------
November 21, 2005 through
December 25, 2005                         1,168,100       $23.16             1,168,100                       $128,967
----------------------------------- ------------------ ------------- --------------------------- ----------------------------------
              Total                       3,370,493                          3,370,493
=================================== ================== ============= =========================== ==================================

(1) In October 2004, our Board of Directors authorized additional repurchases of our common stock of up to $150,000,000 beginning in 2005. The authorization limit was met in October 2005. In October 2005, our Board of Directors authorized additional repurchases of our common stock of up to $175,000,000, subject to market conditions.

Item 6. Selected Financial Data

The following table sets forth for the periods and the dates indicated our selected financial data. All periods presented contained 52 weeks. The following should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K.

                                                                          Fiscal Year Ended
                                           --------------------------------------------------------------------------------
                                             December 25,    December 26,    December 28,    December 29,    December 30,
                                                 2005            2004            2003            2002            2001(1)
                                           --------------- --------------- --------------- --------------- ----------------
                                                              (in thousands, except per share amounts)
STATEMENT OF EARNINGS DATA:
Company restaurant sales.................   $  1,082,641    $    976,798    $    867,158    $    724,616    $    651,119
Franchise royalties and fees.............        128,813         121,221         109,604         102,180          93,225
Other franchise income...................          5,196          13,615          13,147           2,688            --
                                           --------------- --------------- --------------- --------------- ----------------
     Total operating revenues............   $  1,216,650      $1,111,634    $    989,909    $    829,484    $    744,344
                                           =============== =============== =============== =============== ================

Operating earnings.......................   $    157,637    $    165,280    $    152,677    $    126,590    $    110,681
Net earnings.............................   $    101,802    $    110,865    $     94,349    $     80,527    $     63,298
Basic net earnings per share.............   $       1.29    $       1.36    $       1.14    $       0.97    $       0.76
Diluted net earnings per share...........   $       1.27    $       1.33    $       1.10    $       0.94    $       0.74
Dividends declared per share.............   $       0.20    $       0.06    $       0.05    $       0.04    $       0.04
Basic weighted average shares
   outstanding...........................         78,650          81,528          82,944          83,407          83,268
Diluted weighted average shares
   outstanding...........................         80,010          83,600          85,409          85,382          85,316

BALANCE SHEET DATA
     (AT END OF FISCAL YEAR):
Total assets.............................   $    878,588    $    754,431    $    651,078    $    573,647    $    506,036
Long-term debt, including
  current portion, and notes payable.....   $    188,367    $     35,694    $     20,862    $     52,563    $     74,568
Stockholders' equity.....................   $    412,610    $    496,727    $    453,143    $    385,201    $    320,303


(1) Beginning in 2002, we ceased amortization of goodwill in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles".



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Forward-Looking Statements

The statements contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section regarding restaurant development, comparable sales, Carside To Go(TM), revenue growth, restaurant margin, commodity costs, general and administrative expenses, capital expenditures, return on equity and financial commitments are forward-looking and based on current expectations. There are several risks and uncertainties that could cause actual results to differ materially from those described. These risks include but are not limited to our ability and the ability of our franchisees to open and operate additional restaurants profitably, the ability of our franchisees to obtain financing, the continued growth of our franchisees, our ability to attract and retain qualified franchisees, the impact of intense competition in the casual dining segment of the restaurant industry, the impact of economic factors on consumer spending, and our ability to control restaurant operating costs which are impacted by market changes, minimum wage and other employment laws, food costs and inflation. For a more detailed discussion of the principal factors that could cause actual results to be materially different, you should read our risk factors in Item 1A of this Form 10-K. We disclaim any obligation to update forward-looking statements.

General

We operate on a 52 or 53 week fiscal year ending on the last Sunday in December. Our fiscal years are as follows:

                                 Fiscal Year                     Number
   Fiscal Year                     Ending                       of Weeks
------------------        --------------------------        -----------------
      2003                December 28, 2003                        52
      2004                December 26, 2004                        52
      2005                December 25, 2005                        52
      2006                December 31, 2006                        53

Our revenues are generated from three primary sources:

    o    Company restaurant sales (food and beverage sales)
    o    Franchise royalties and fees
    o    Other franchise income

Beverage sales consist of sales of alcoholic beverages, while non-alcoholic beverages are included in food sales. Franchise royalties are generally 4% of each franchise restaurant's monthly gross sales. Franchise fees typically range from $30,000 to $35,000 for each restaurant opened. Other franchise income includes insurance premiums for the current year and premium audit adjustments for prior years from franchisee participation in our captive insurance program and revenue from information technology products and services provided to certain franchisees. In 2005, we reduced the types of insurance coverage plans offered which resulted in fewer franchisee participants in our captive insurance program. This reduction resulted in a total decrease in franchise premiums recognized throughout 2005 in other franchise income of approximately $8,600,000. In the fourth quarter of 2005, we decided to discontinue writing any new coverage. We will still operate the captive insurance subsidiary to resolve any claims that were incurred under this program from 2002 through 2005.

Certain expenses relate only to company operated restaurants. These include:

    o    Food and beverage costs
    o    Labor costs
    o    Direct and occupancy costs
    o    Pre-opening expenses

Cost of other franchise income includes the costs related to franchisee participation in our captive insurance program and costs related to information technology products and services provided to certain franchisees. In 2005, we reduced the types of insurance coverage plans offered which resulted in fewer franchisee participants in our captive insurance program. This reduction resulted in a total decrease in expense recognized throughout 2005 in cost of other franchise income of approximately $8,100,000. In the fourth quarter of 2005, we decided to discontinue writing any new coverage. We will still operate the captive insurance subsidiary to resolve any claims that were incurred under this program from 2002 through 2005.

Other expenses, such as general and administrative and amortization expenses, relate to both company operated restaurants and franchise operations.

Overview

Applebee's International, Inc. and our subsidiaries develop, franchise and operate casual dining restaurants under the name "Applebee's Neighborhood Grill & Bar," which is the largest casual dining concept in the world with over 1,800 system-wide restaurants open as of December 25, 2005. The casual dining segment of the restaurant industry is highly competitive and there are many factors that affect our profitability. Our industry is susceptible to changes in economic conditions, trends in lifestyles, fluctuating costs, government regulation, availability of resources and consumer perceptions. When evaluating and assessing our financial performance, we believe there are five key factors:

    o Development - the number of new company and franchise restaurants opened during the period. As the largest casual dining concept in the world, Applebee's has a unique opportunity to leverage our brand, system size and scale to optimize our future growth. Our expansion strategy has been to cluster restaurants in targeted markets, thereby increasing consumer awareness and convenience, and enabling us to take advantage of operational, distribution and advertising efficiencies. We currently expect that the Applebee's system will encompass at least 3,000 restaurants in the United States, as well as the potential for at least 1,000 restaurants internationally. In 2005, we and our franchisees opened 52 and 92 restaurants, respectively. Together, we have opened at least 100 restaurants system-wide each year for the past 13 fiscal years. In 2006, we currently expect to open approximately 120 restaurants system-wide, comprised of approximately 40 company and 80 franchise restaurants. Development costs increased approximately 10% in 2005 as compared to 2004. Further increases are expected in 2006 as a result of increased demand for material and labor due to recent catastrophic hurricanes. We are evaluating the impact of rising development costs on the pipeline of future openings.

    o Comparable restaurant sales - a year-over-year comparison of sales for restaurants open at least 18 months. Our revenues are generated primarily from company restaurant sales, franchise royalties and fees and other franchise income. Increases in company and franchise comparable restaurant sales will result in increases in company restaurant sales and franchise fees and royalties. In 2005, company comparable sales decreased 0.9% while franchise and system-wide comparable sales increased 2.7% and 1.8%, respectively. We have had 30 consecutive quarters of positive system-wide comparable sales growth. We currently expect system-wide comparable sales for 2006 to increase by 2.0% to 3.0%. Comparable restaurant sales increases are driven by increases in the average guest check and/or increases in guest traffic.

         Average guest check increases result from menu price increases and/or a change in menu mix. Although we may have increases in our average guest check from period to period, our main focus has been increasing guest traffic as we view this component to be more indicative of the long-term health of the Applebee's brand. We are constantly seeking to increase guest traffic by focusing on operations and improving our menu with new food offerings and the implementation of programs such as Carside to Go(TM) and Weight Watchers(TM). In 2005, we conducted comprehensive consumer research which resulted in a plan to substantially improve the quality and flavor profile of our food offerings over the next two years. These menu improvements will impact all sections of our menu.

    o Company restaurant margin - company restaurant sales, less food and beverage, labor, direct and occupancy restaurant costs and pre-opening expenses, expressed as a percentage of company restaurant sales. Company restaurant margins were 13.4%, 15.6% and 16.0% in 2005, 2004 and 2003, respectively. We currently expect 2006 company restaurant margins, which will be dependent on comparable sales performance at company restaurants, to be similar to 2005 results. Company restaurant margins are susceptible to fluctuations in commodity costs, labor costs and other operating costs such as utilities. We attempt to negotiate contracts for the majority of our food products in order to mitigate the impact of rising commodity costs. In 2006, we currently expect net commodity costs to decrease by approximately 2.0%, including the negative impact of fuel surcharges. In addition, we are uncertain what impact the improved menu offerings will have on our food costs, and we may take additional menu price increases to offset this impact. We expect labor costs to continue to be negatively impacted by health insurance costs and the impact of wage rate increases. In addition, higher energy costs, including utilities, fuel surcharges and packaging costs, will have a negative impact on company restaurant margins, particularly in the first quarter of 2006.

    o General and administrative expenses - general and administrative expense expressed as a percentage of total operating revenues. General and administrative expenses were 9.0%, 9.4% and 9.6% in 2005, 2004 and 2003, respectively. In 2006, general and administrative expenses as a percent of total revenues are currently expected to be in the high 8% range, excluding the impact of stock-based compensation expense.

    o Return on equity - net earnings expressed as a percent of average stockholders' equity. We believe this is an important indicator as it allows us to evaluate our ability to create value for our shareholders. We have exceeded our stated goal of at least 20% return on equity for the past seven years and we are a leader in the casual dining industry in this category.

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

We purchase and maintain inventories of certain specialty products to ensure sufficient supplies to the system, to ensure continuity of supply and to control food costs. We review and make quality control inspections of our inventories to determine obsolescence on an ongoing basis. These reviews require management to make certain estimates and judgments regarding projected usage which may change in the future and may require us to record an inventory impairment.

Property and equipment: We report property and equipment at historical cost less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful life of the related asset. The useful lives of the assets are based upon management's expectations. We periodically review the assets for changes in circumstances which may impact their useful lives. If there are changes in circumstances that revise an asset's useful life, we will adjust the depreciation expense accordingly for that asset in future periods.

Impairment of long-lived assets: We periodically review restaurant property and equipment for impairment on a restaurant-by-restaurant basis using certain market and restaurant operating indicators including historical cash flows as well as current estimates of future cash flows and/or appraisals. We review other long-lived assets at least annually and when events or circumstances indicate that the carrying value of the asset may not be recoverable. The recoverability is assessed in most instances by comparing the carrying value to its undiscounted cash flows. This assessment process requires the use of estimates and assumptions regarding future cash flows and estimated useful lives which are subject to a significant degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets.

Income taxes: We record valuation allowances against our deferred tax assets, when necessary, in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Realization of deferred tax assets is dependent on future taxable earnings and is therefore uncertain. We assess the likelihood that our deferred tax assets in each of the jurisdictions in which we operate will be recovered from future taxable income. Deferred tax assets do not include future tax benefits that we deem likely not to be realized.

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

Acquisitions

All of our acquisitions discussed below have been accounted for using the purchase method of accounting and, accordingly, our consolidated financial statements reflect the results of operations for each acquisition subsequent to the date of acquisition. The assets acquired and liabilities assumed are recorded at estimates of fair value as determined by management based upon information available. We finalize the allocation of purchase price to the fair value of assets acquired and liabilities assumed when we obtain information sufficient to complete the allocation, but in each case, no longer than one year after the acquisition date.

In March 2003, we acquired the operations and assets of 11 Applebee's restaurants located in Illinois, Indiana, Kentucky and Missouri for $21,800,000 in cash and $1,400,000 in assumed debt. The total cash payment included $20,800,000 paid at closing, approximately $200,000 paid as a deposit in 2002 and approximately $800,000 paid in the second quarter of 2003.

In April 2004, we completed the acquisition of the operations and assets of 10 Applebee's restaurants located in Southern California for approximately $13,800,000 in cash. The purchase price was allocated to the fair value of property and equipment of $2,500,000, goodwill of $10,800,000 and other net assets of approximately $500,000.

In May 2005, we completed the acquisition of 12 Applebee's restaurants in Missouri, Kansas and Arkansas, which included one restaurant under construction, for approximately $39,500,000 in cash. The purchase price was allocated to the fair value of property and equipment of $17,500,000, goodwill of $21,500,000, reacquired franchise rights of approximately $300,000 and other net assets of approximately $200,000.

The following table is comprised of actual company restaurant sales for the three restaurant acquisitions above which are included in our consolidated financial statements for each period presented and pro forma company restaurant sales assuming the acquisitions occurred at the beginning of the preceding fiscal year for each acquisition (in thousands):

                                                            2005            2004            2003
                                                       --------------- --------------- ---------------
Actual company restaurant sales
    for acquired restaurants.........................    $  17,000       $  17,600       $  19,000
                                                       =============== =============== ===============

Pro forma company restaurant sales
    for acquired restaurants.........................    $  28,500       $  52,600       $  47,000
                                                       =============== =============== ===============

In April 2005, we finalized the acquisition of eight Applebee's restaurants in the Memphis market that were closed in 2004 by a former franchisee for approximately $8,800,000 payable in cash. In connection with this acquisition, we paid approximately $800,000 in 2004 and $8,000,000 in 2005. The purchase price of $8,800,000 was allocated to the fair value of property and equipment of approximately $8,200,000 and goodwill of approximately $600,000. As of December 25, 2005, we have remodeled and opened seven restaurants and the remaining restaurant was sold to a third party.

Disposition

On July 20, 2003, we completed the sale of eight company restaurants in the Atlanta, Georgia market to an affiliate of an existing franchisee for $8,000,000. In connection with the sale of these restaurants, we closed one restaurant in the Atlanta market in June 2003. This transaction did not have a significant impact on our net earnings for 2003. Actual company restaurant sales included in our consolidated financial statements for the nine restaurants were approximately $10,300,000 for 2003.

Captive Insurance Subsidiary

In 2002, we formed Neighborhood Insurance, Inc., a Vermont corporation and a wholly-owned captive insurance subsidiary to provide Applebee's International, Inc. and qualified franchisees with workers' compensation and general liability insurance. Applebee's International, Inc. and covered franchisees make premium payments to the captive insurance company which pays administrative fees and insurance claims, subject to individual and aggregate maximum claim limits under the captive insurance company's reinsurance policies. Franchisee premium amounts billed by the captive insurance company are established based upon third-party actuarial estimates of settlement costs for incurred and anticipated claims and administrative fees. The franchisee premiums are included in other franchise income ratably over the policy year. The related offsetting expenses are included in cost of other franchise income. We do not expect franchisee participation in the captive insurance company to have a material impact on our net earnings. In 2005, we reduced the types of insurance coverage plans offered which resulted in fewer franchisee participants in our captive insurance program. In the fourth quarter of 2005, we decided to discontinue writing any new coverage. We will still operate the captive insurance subsidiary to resolve any claims that were incurred under this program from 2002 through 2005. Our consolidated balance sheets include the following balances related to the captive insurance subsidiary:

    o Franchise premium receivables of approximately $1,700,000 and $1,900,000 as of December 25, 2005 and December 26, 2004, respectively, included in receivables related to captive insurance subsidiary.
    o Cash equivalent and other long-term investments restricted for the payment of claims of approximately $18,600,000 and $16,700,000 as of December 25, 2005 and December 26, 2004, respectively, included in restricted assets related to captive insurance subsidiary.
    o Loss reserve and unearned premiums related to captive insurance subsidiary of approximately $20,700,000 and $19,600,000 as of December 25, 2005 and December 26, 2004, respectively. Approximately $10,500,000 and $7,500,000 as of December 25, 2005 and December 26, 2004, respectively, is included in other non-current liabilities.
    o Other miscellaneous items, net, of approximately $400,000 and $1,000,000 as of December 25, 2005 and December 26, 2004, respectively, included in several line items in the consolidated balance sheets.

Results of Operations

The  following  table  contains   information   derived  from  our  consolidated
statements of earnings expressed as a percentage of total operating revenues, except where otherwise noted. Percentages may not add due to rounding.

                                                                           Fiscal Year Ended
                                                            -----------------------------------------------
                                                               December 25,    December 26,    December 28,
                                                                  2005             2004           2003
                                                            ---------------- --------------- --------------
  Revenues:
       Company restaurant sales.........................           89.0%           87.9%            87.6%
       Franchise royalties and fees.....................           10.6            10.9             11.1
       Other franchise income...........................            0.4             1.2              1.3
                                                            ---------------- --------------- --------------
          Total operating revenues......................          100.0%          100.0%           100.0%
                                                            ================ =============== ==============
  Cost of sales (as a percentage of company restaurant sales):
       Food and beverage................................           26.5%           26.5%            26.0%
       Labor............................................           33.1            32.5             32.7
       Direct and occupancy.............................           26.6            25.1             25.1
       Pre-opening expense..............................            0.4             0.3              0.2
                                                            ---------------- --------------- --------------
          Total cost of sales...........................           86.6%           84.4%            84.0%
                                                            ================ =============== ==============
  Cost of other franchise income (as a percentage of
     other franchise income)............................           94.1%          105.8%            96.6%
  General and administrative expenses...................            9.0             9.4              9.6
  Amortization of intangible assets.....................            0.1             0.1               --
  Impairment of long-lived assets.......................            0.3              --               --
  Loss on disposition of restaurants and equipment......            0.2             0.2              0.1
                                                            ---------------- --------------- --------------
  Operating earnings....................................           13.0            14.9             15.4
                                                            ---------------- --------------- --------------
  Other income (expense):
       Investment income................................            0.1             0.1              0.2
       Interest expense.................................           (0.4)           (0.1)            (0.2)
       Impairment of Chevys note receivable.............             --              --             (0.9)
       Other income.....................................            0.1             0.3              0.4
                                                            ---------------- --------------- --------------
          Total other income (expense)..................           (0.1)            0.3             (0.5)
                                                            ---------------- --------------- --------------
  Earnings before income taxes and cumulative effect of
       change in accounting principle...................           12.9            15.2             14.9
  Income taxes..........................................            4.5             5.2              5.4
                                                            ---------------- --------------- --------------
  Earnings before cumulative effect of change in
       accounting principle.............................            8.4            10.0              9.5
  Cumulative effect of change in accounting principle,
       net of tax.......................................             --              --               --
                                                            ---------------- --------------- --------------
  Net earnings..........................................            8.4%           10.0%             9.5%
                                                            ================ =============== ==============


Fiscal Year Ended December 25, 2005 Compared With Fiscal Year Ended December 26, 2004

Company Restaurant Sales. Total company restaurant sales increased $105,843,000 (11%) from $976,798,000 in 2004 to $1,082,641,000 in 2005. The percentage increase in total company restaurant sales was due to an increase in the number of restaurant weeks open of approximately 13% which was partially offset by a decline in average weekly sales of 2.1%.

Comparable restaurant sales at company restaurants decreased by 0.9% in 2005. Weighted average weekly sales at company restaurants decreased 2.1% from $46,536 in 2004 to $45,552 in 2005. These decreases were due, in part, to a reduction in guest traffic in 2005 as compared to 2004 due to the launch of our Weight Watchers(TM) menu system-wide in May 2004. In addition, we experienced more significant guest count declines in Kansas City, Minnesota and New England where approximately 40% of our company restaurants are located, which was consistent with industry trends in these markets. Weighted average weekly sales declined more than comparable sales due to weaker new restaurant opening volumes in Kansas City, Minnesota, New England, St. Louis and Virginia. These decreases were partially offset by an increase in the average guest check resulting from menu price increases of approximately 2.5% in 2005 and our Carside To Go(TM) initiative. Carside To Go(TM) sales mix increased from 9.3% of company restaurant sales in 2004 to 10.0% of company restaurant sales in 2005.

Franchise Royalties and Fees. Franchise royalties and fees increased $7,592,000 (6%) from $121,221,000 in 2004 to $128,813,000 in 2005 due primarily to the increased number of franchise restaurants operating during 2005 as compared to 2004 and increases in comparable franchise restaurant sales. Weighted average weekly sales and franchise comparable restaurant sales each increased by 2.7% in 2005. These increases were due primarily to the implementation of the Carside To Go(TM) program which was completed in early 2005.

Other Franchise Income. Other franchise income decreased $8,419,000 (62%) from $13,615,000 in 2004 to $5,196,000 in 2005 due primarily to fewer franchisee participants in our captive insurance program resulting from the reduction of the types of insurance coverage plans offered. Franchise premiums are included in other franchise income ratably over the policy year.

Cost of Company Restaurant Sales. Food and beverage costs were 26.5% in both 2004 and 2005. Food and beverage costs were favorably impacted by menu price increases of 2.5% in 2005, which were offset by higher commodity costs and lower order incidences of both alcoholic and non-alcoholic beverages, which have a lower cost of sales. In addition, 2004 was unfavorably impacted by the company portion of the June 2004 impairment of approximately $500,000 for excess riblet inventories which no longer met our quality standards.

Labor costs increased from 32.5% in 2004 to 33.1% in 2005. The increase in 2005 was due primarily to higher management and hourly costs due to lower sales volumes, higher wage rates, payroll taxes and group insurance costs which were partially offset by lower management incentive compensation and workers' compensation expense.

Direct and occupancy costs increased from 25.1% in 2004 to 26.6% in 2005. Direct and occupancy costs were unfavorably impacted due primarily to lower sales volumes at company restaurants which resulted in unfavorable year over year comparisons for depreciation, rent and property tax expenses as a percentage of sales, due to their relatively fixed nature, as well as higher utilities and packaging costs.

Cost of Other Franchise Income. Cost of other franchise income decreased $9,509,000 (66%) from $14,401,000 in 2004 to $4,892,000 in 2005. This decrease was due primarily to fewer franchisee participants in our captive insurance program resulting from the reduction of the types of insurance coverage plans offered and the franchisee portion of the June 2004 impairment of approximately $1,600,000 for excess riblet inventories which no longer met our quality standards.

General and Administrative Expenses. General and administrative expenses decreased from 9.4% in 2004 to 9.0% in 2005 as a result of the absorption of general and administrative expenses over a larger revenue base, lower incentive compensation expense and a reduction in costs associated with compliance with
Section 404 of the Sarbanes-Oxley Act. These decreases were partially offset by higher compensation expense due to higher management training costs and increased regional operations management staffing relating to the increased number of company restaurant openings as compared to 2004.

Impairment of Long-lived Assets. In 2005, we recorded an asset impairment charge of $3,900,000 consisting of a $2,600,000 write-down of the carrying value of the property and equipment of four restaurants and a $1,300,000 write-down of one other long-lived asset (see Note 7 of the consolidated financial statements).

Interest Expense. Interest expense increased from $1,626,000 in 2004 to $4,365,000 in 2005 due primarily to increased borrowings under our credit facility used to acquire 12 restaurants in May 2005 and to fund capital expenditures and repurchases of our common stock.

Other Income. Other income decreased $1,795,000 from $3,557,000 in 2004 to $1,762,000 in 2005. In 2004, we recorded several significant items which resulted in higher other income for that year. These items consisted of income of $1,600,000 for the resolution of certain previously disclosed long-running international franchise disputes and $600,000 of income for final consideration related to the sale of 12 restaurants in Philadelphia in 1999.

Income Taxes. The effective income tax rate, as a percentage of earnings before income taxes, increased from 34.2% in 2004 to 34.9% in 2005 due to an increase in state and local income taxes.

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

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and borrowings under our credit facility. Our need for capital resources historically has resulted from the construction and acquisition of restaurants, the repurchase of our common stock and investment in information technology systems. In the past, we have obtained capital through our ongoing operations and debt financing. Cash flows from our ongoing operations primarily include cash generated from company and franchise operations, management of credit from trade suppliers, decisions to enter into restaurant operating leases and cash received from the exercise of employee stock options. In addition, we have assumed debt or issued new debt in connection with certain mergers and acquisitions. The following table presents a summary of our cash flows for the last three fiscal years (in thousands):

                                                                2005              2004              2003
                                                          ----------------  ----------------  ----------------

      Net cash provided by operating activities..........   $   221,203       $   190,605       $   175,889

      Net cash used by investing activities..............      (187,718)         (134,055)         (105,174)

      Net cash used by financing activities..............       (31,087)          (63,775)          (68,017)
                                                          ----------------  ----------------  ----------------
      Net increase (decrease) in cash
         and cash equivalents............................   $     2,398       $    (7,225)      $     2,698
                                                          ================  ================  ================

Capital expenditures, excluding franchise acquisitions, were $139,396,000 in 2005, $104,620,000 in 2004 and $82,562,000 in 2003. In 2006, we currently expect to open approximately 40 company restaurants, and capital expenditures, excluding franchise acquisitions, are expected to be between $140,000,000 and $150,000,000.

Future capital expenditures will primarily be for the development of new restaurants, refurbishment and capital replacement for existing restaurants and the enhancement of information systems. Because we expect to continue to purchase a portion of our restaurant sites, the amount of actual capital expenditures will be dependent upon, among other things, the proportion of leased versus owned properties. If we construct more or fewer restaurants than we currently anticipate or acquire additional restaurants, our capital requirements will increase or decrease accordingly. In addition, we expect to incur costs associated with the purchase of land and other construction costs for our new corporate headquarters in 2006.

We completed the acquisition of four franchise restaurants in the Houston area in January 2006 for approximately $8,200,000 in cash.

In May 2005, we completed the acquisition of 12 Applebee's restaurants in Missouri, Kansas and Arkansas, which included one restaurant under construction, for approximately $39,500,000 in cash.

In April 2005, we finalized the acquisition of eight Applebee's restaurants in the Memphis market that were closed in 2004 by a former franchisee for approximately $8,800,000 payable in cash. In connection with this acquisition, we paid approximately $800,000 in 2004 and $8,000,000 in 2005.

In April 2004, we completed the  acquisition  of the operations and assets of 10
Applebee's   restaurants   located  in  Southern  California  for  approximately
$13,800,000 in cash.

In July 2003, we completed the sale of eight company restaurants in the Atlanta, Georgia market to an affiliate of an existing franchisee for $8,000,000. In connection with the sale of these restaurants, we closed one restaurant in the Atlanta market in June 2003.

In March 2003, we acquired the operations and assets of 11 Applebee's restaurants located in Illinois, Indiana, Kentucky and Missouri for $21,800,000 in cash and $1,400,000 in assumed debt from a franchisee.

In December 2004, we completed the refinancing of our $150,000,000 unsecured revolving credit facility. The new bank credit agreement provided for a $150,000,000 five-year unsecured revolving credit facility, of which $40,000,000 may be used for the issuance of letters of credit. The facility is subject to various covenants and restrictions which, among other things, require the maintenance of stipulated fixed charge, leverage and indebtedness to capitalization ratios, as defined. There is no limit on cash dividends provided that the declaration and payment of such dividend does not cause a default of any other covenant contained in the agreement. The facility is subject to other standard terms, conditions, covenants, and fees. In September 2005, we entered into an amendment to our credit facility which increased the revolving credit commitment available from $150,000,000 to $200,000,000. In October 2005, we entered into a second amendment to our credit facility which increased the revolving credit commitment available from $200,000,000 to $250,000,000 and provided for an additional $75,000,000 of revolving credit upon satisfaction of the conditions set forth in the credit facility. As of December 25, 2005, we were in compliance with the covenants contained in our credit agreement. As of December 25, 2005, we had borrowings of $182,900,000, standby letters of credit of $9,400,000 outstanding and approximately $57,700,000 available under our revolving credit facility. During 2006, we expect to fund operations, capital expansion, any repurchases of common stock and the payment of dividends from cash flows from operations and borrowings under our revolving credit facility.

In October 2004, our Board of Directors authorized additional repurchases of our common stock of up to $150,000,000 beginning in 2005 which was completed in October 2005. In October 2005, our Board of Directors approved an additional $175,000,000 authorization to repurchase our common stock, subject to market conditions. During 2005, we repurchased 8,288,093 shares of our common stock at an average price of $23.66 for an aggregate cost of approximately $196,100,000. As of December 25, 2005, we had $128,967,000 remaining under our October 2005 repurchase authorization.

In October 2005, the Board of Directors declared an annual dividend of $0.20 per share payable to shareholders of record on December 23, 2005. We paid approximately $14,800,000 in January 2006 related to this dividend.

As of December 25, 2005, our liquid assets totaled $13,326,000. These assets consisted of cash and cash equivalents in the amount of $13,040,000 and short-term investments in the amount of $286,000. The working capital deficit increased from $51,041,000 as of December 26, 2004 to $107,400,000 as of December 25, 2005. This increase was due primarily to checks written in excess of a bank balance which subsequently was funded through our credit facility, increases in accrued dividends and gift cards sold and decreases in inventories and cash and cash equivalents due to repurchases of our common stock, acquisition of restaurants and capital expenditures in 2005.

We believe that our liquid assets and cash generated from operations, combined with borrowings available under our credit facility, will provide sufficient funds for capital expenditures, repurchases of our common stock, the payment of dividends and other such operating activities for the foreseeable future.

The following table shows our debt amortization schedule, future capital lease commitments (including principal and interest payments), future operating lease commitments (see operating leases in Note 12 to the consolidated financial statements) and future purchase obligations as of December 25, 2005 (in thousands):

                                                                          Payments due by period
                                                   ---------------------------------------------------------------------
                    Certain                                        Less than 1       1-3           3-5      More than 5
            Contractual Obligations                    Total          year          Years         Years        years
-------------------------------------------------  ------------- ------------- ------------- ------------ -------------
Long-term Debt (excluding capital lease
    obligations) and Notes Payable(1)...........   $   184,313    $     8,021   $       120   $   175,099  $     1,073
Capital Lease Obligations.......................         8,331            794         1,673         1,791        4,073
Operating Leases (2)............................       377,607         26,684        53,868        53,033      244,022
Purchase Obligations - Company(3)...............       150,011        125,106        16,718         8,187          --
Purchase Obligations - Franchise(4).............       269,044        220,486        26,356        22,202          --

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

Other Contractual Obligations

In connection with the sale of restaurants to franchisees and other parties, we have, in certain cases, remained contingently liable for the remaining lease payments. As of December 25, 2005, we have outstanding lease guarantees of approximately $17,200,000. These leases expire at various times with the final lease agreement expiring in 2018. In addition, we or our subsidiaries are contingently liable for various leases that we have assigned in connection with the sale of restaurants to franchisees and other parties, in the potential amount of $14,100,000. We have not recorded a liability related to these contingent lease liabilities as of December 25, 2005 or December 26, 2004.

We have severance and employment agreements with certain officers providing for severance payments to be made in the event the associate resigns or is terminated related to a change in control. The agreements define the circumstances which will constitute a change in control. If the severance payments had been due as of December 25, 2005, we would have been required to make payments totaling approximately $13,300,000. In addition, we have severance and employment agreements with certain officers which contain severance provisions not related to a change in control. Those provisions would have required aggregate payments of approximately $6,200,000 if such officers had been terminated as of December 25, 2005.

In 2003, we arranged for a third-party financing company to provide up to $75,000,000 to qualified franchisees for short-term loans to fund remodel investments, subject to our approval. Under the terms of this financing program, we provided a limited guarantee pool for the loans advanced during the three-year period ending December 2006. In the fourth quarter of 2005, this program was terminated and we were released from the guarantees that we had previously provided under this program.

In 2004, we arranged for a third-party financing company to provide up to $250,000,000 to qualified franchisees for loans to fund development of new restaurants through October 2007, subject to our approval. We will provide a limited guarantee of 10% of certain loans advanced under this program. We will be released from our guarantee if certain operating results are met after the restaurant has been open for at least two years. As of December 25, 2005, there were loans outstanding to six franchisees for approximately $50,400,000 under this program. The fair value of our guarantees under this financing program is approximately $100,000 and is recorded in non-current liabilities in our consolidated balance sheet as of December 25, 2005.

New Accounting Pronouncements

In October 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") 13-1, "Accounting for Rental Costs Incurred during a Construction Period." The guidance requires the rental costs recognized for ground or building operating leases during the construction period be recognized as rental expense. The guidance permits either retroactive or prospective treatment for periods beginning after December 15, 2005. We will prospectively change our policy from capitalization to expensing beginning in 2006. The adoption of this FSP will result in an expected increase of approximately $25,000 in preopening expenses recognized for every new restaurant opened but will not have a material effect on our consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections - Replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations," ("FIN 47"). FIN 47 clarifies the term "conditional" as used in SFAS No. 143, "Accounting for Asset Retirement Obligations." This Interpretation refers to a legal obligation to perform an asset retirement activity even if the timing and/or settlement is conditional on a future event that may or may not be within the control of an entity. Accordingly, the entity must record a liability for the conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. We have entered into certain leases which may require us to return the property to the landlord in its original condition. We recorded an expense for these leases of $400,000 in our 2005 consolidated financial statements, including $50,000 in direct and occupancy costs related to 2005 and $350,000 ($225,000, net of income taxes) for years prior to 2005 as a cumulative effect of a change in accounting principle as required by FIN 47.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-based Payment," which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123 (revised 2004) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the fair value on the grant date of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service for that award, resulting in a decrease in our net earnings. We will adopt the provisions of this Statement, as amended, using the modified prospective method beginning in 2006. We expect that the adoption of this Standard will decrease our 2006 diluted net earnings per common share by approximately $0.17.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from fluctuations in interest rates and changes in commodity prices. Our revolving credit facility bears interest at either the bank's prime rate or LIBOR plus 0.625%, at our option. As of December 25, 2005, the total amount of debt subject to interest rate fluctuations was $182,900,000 which was outstanding on our revolving credit facility. A 1% change in interest rates would result in an increase or decrease in interest expense of $1,829,000 per year. We may from time to time enter into interest rate swap agreements to manage the impact of interest rate changes on our earnings. A substantial portion of the food products and utilities we purchase are subject to price volatility due to factors that are outside of our control such as weather, seasonality and fuel costs. As part of our strategy to moderate this volatility, we have entered into fixed price purchase commitments.

Item 8. Financial Statements and Supplementary Data

See the Index to Consolidated Financial Statements on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

As of December 25, 2005, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of the principal executive officer and Chief Financial Officer ("CFO"). Based on this evaluation, our management, including the principal executive officer and CFO, concluded that our disclosure controls and procedures are effective.

During our most recent fiscal quarter, there have been no changes in our internal control over financial reporting that occurred that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

The management of Applebee's International, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to the company's management and board of directors regarding the preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and fair presentation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Under the supervision and with the participation of our management, including our principal executive officer and CFO, we assessed the effectiveness of the company's internal control over financial reporting as of December 25, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control--Integrated Framework. Based upon our assessment, we conclude that, as of December 25, 2005, the Company's internal control over financial reporting is effective, in all material respects, based upon those criteria.

Our independent registered public accounting firm, Deloitte & Touche LLP, issued an attestation report dated March 8, 2006 on our assessment and on the effectiveness of the company's internal control over financial reporting, which is included herein.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Applebee's International, Inc. and Subsidiaries
Overland Park, KS

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Applebee's International, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 25, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 25, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 25, 2005 of the Company and our report dated March 8, 2006 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

Kansas City, Missouri
March 8, 2006


Item 9B. Other Information

Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

If you would like information about our executive officers, you should read the section entitled "Executive and Other Senior Officers of the Registrant" in Part I of this report. You should read the information under the caption "Information About the Board of Directors and Executive and Other Senior Officers" for
information  on our  Board of  Directors  and  audit  committee  of the Board of
Directors and the caption "Section 16(a) Beneficial Ownership Reporting Compliance" for information regarding our Section 16(a) reporting compliance located in the Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 11, 2006. We incorporate that information in this document by reference.

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

Item 11. Executive Compensation

If you would like information about our executive compensation, you should read the information under the caption "Executive Compensation" and "Information About the Board of Directors and Executive and Other Senior Officers" in the Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 11, 2006. We incorporate that information in this document by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

If you would like information about the stock owned by our management and certain large stockholders and information about our equity compensation plans, you should read the information under the caption "Stock Ownership of Officers, Directors and Major Stockholders" and "Equity Compensation Plan Information" in the Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 11, 2006. We incorporate that information in this document by reference.

Item 13. Certain Relationships and Related Transactions

If you would like information about certain transactions which we have completed or certain relationships which we have entered into, you should read the information under the caption "Certain Transactions" in the Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 11, 2006. We incorporate that information in this document by reference.

Item 14. Principal Accounting Fees and Services

If you would like information about fees paid to our auditors, you should read the information under the caption "Fees and Services of Deloitte & Touche LLP" in the Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 11, 2006. We incorporate that information in this document by reference.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules

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

                         APPLEBEE'S INTERNATIONAL, INC.


Date:       March 9, 2006                 By: /s/   David L. Goebel
           ---------------                   -----------------------------------
                                             David L. Goebel
                                             Director, President and
                                             Chief Operating Officer
                                            (principal executive officer)


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


By:  /s/   David L. Goebel                        Date: March 9, 2006
     -----------------------------------                --------------------
     David L. Goebel
     Director, President and
     Chief Operating Officer
     (principal executive officer)

By:  /s/   Steven K. Lumpkin                      Date: March 9, 2006
     -----------------------------------                --------------------
     Steven K. Lumpkin
     Director, Executive Vice President, Chief
     Financial Officer and Treasurer
     (principal financial officer)

By:  /s/   Beverly O. Elving                      Date: March 9, 2006
     -----------------------------------                --------------------
     Beverly O. Elving
     Vice President and Controller
     (principal accounting officer)

By:  /s/   Lloyd L. Hill                          Date: March 9, 2006
     -----------------------------------                --------------------
     Lloyd L. Hill
     Director, Chairman of the Board and Chief
     Executive Officer

By:  /s/   Erline Belton                          Date: March 9, 2006
     -----------------------------------                --------------------
     Erline Belton
     Director


By:  /s/   Gina Boswell                           Date: March 9, 2006
     -----------------------------------                --------------------
     Gina Boswell
     Director


By:  /s/   Douglas R. Conant                      Date: March 9, 2006
     -----------------------------------                --------------------
     Douglas R. Conant
     Director


By:  /s/   D. Patrick Curran                      Date: March 9, 2006
     -----------------------------------                --------------------
     D. Patrick Curran
     Director


By:  /s/   Eric L. Hansen                         Date: March 9, 2006
     -----------------------------------                --------------------
     Eric L. Hansen
     Director


By:  /s/   Jack P. Helms                          Date: March 9, 2006
     -----------------------------------                --------------------
     Jack P. Helms
     Director


By:  /s/   Burton M. Sack                         Date: March 9, 2006
     -----------------------------------                --------------------
     Burton M. Sack
     Director


By:  /s/   Michael A. Volkema                     Date: March 9, 2006
     -----------------------------------                --------------------
     Michael A. Volkema
     Director

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                Page

Report of Independent Registered Public Accounting Firm.....................................................    F-2

Consolidated Balance Sheets as of December 25, 2005 and December 26, 2004 ..................................    F-3

Consolidated Statements of Earnings for the Fiscal Years Ended December 25, 2005,
December 26, 2004 and December 28, 2003.....................................................................    F-4

Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended December 25, 2005,
December 26, 2004 and December 28, 2003.....................................................................    F-5

Consolidated Statements of Cash Flows for the Fiscal Years Ended December 25, 2005,
December 26, 2004 and December 28, 2003.....................................................................    F-6

Notes to Consolidated Financial Statements..................................................................    F-8


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Applebee's International, Inc. and Subsidiaries
Overland Park, Kansas

We have audited the accompanying consolidated balance sheets of Applebee's International, Inc. and subsidiaries (the "Company") as of December 25, 2005 and December 26, 2004, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three fiscal years in the period ended December 25, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 25, 2005 and December 26, 2004, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 25, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 25, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

Kansas City, Missouri
March 8, 2006


                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                       December 25,       December 26,
                                                                                           2005                2004
                                                                                      --------------     -------------
                                     ASSETS
Current assets:
     Cash and cash equivalents...................................................      $   13,040          $  10,642
     Short-term investments, at market value.....................................             286                282
     Receivables, net of allowance...............................................          37,857             39,152
     Receivables related to captive insurance subsidiary.........................           1,712              2,566
     Inventories.................................................................          20,373             35,936
     Prepaid income taxes........................................................           3,488                --
     Prepaid and other current assets............................................          13,518             12,079
                                                                                      --------------     -------------
        Total current assets.....................................................          90,274            100,657
Property and equipment, net......................................................         590,593            486,548
Goodwill.........................................................................         138,443            116,344
Restricted assets related to captive insurance subsidiary........................          19,329             17,386
Other intangible assets, net.....................................................           8,050              8,524
Other assets, net................................................................          31,899             24,972
                                                                                      --------------     -------------
                                                                                       $  878,588          $ 754,431
                                                                                      ==============     =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt...........................................      $      259          $     222
     Notes payable...............................................................           7,900                --
     Accounts payable............................................................          63,445             42,830
     Accrued expenses and other current liabilities..............................         100,995             89,064
     Loss reserve and unearned premiums related to captive insurance subsidiary..          10,235             12,137
     Accrued dividends...........................................................          14,840              4,867
     Accrued income taxes........................................................             --               2,578
                                                                                      --------------     -------------
        Total current liabilities................................................         197,674            151,698
                                                                                      --------------     -------------
Non-current liabilities:
     Long-term debt - less current portion.......................................         180,208             35,472
     Deferred income taxes.......................................................          37,722             28,995
     Other non-current liabilities...............................................          50,374             41,539
                                                                                      --------------     -------------
        Total non-current liabilities............................................         268,304            106,006
                                                                                      --------------     -------------
        Total liabilities........................................................         465,978            257,704
                                                                                      --------------     -------------
Commitments and contingencies (Notes 12, 13 and 18)
     Stockholders' equity:
     Preferred stock - par value $0.01 per share: authorized - 1,000,000 shares;
        no shares issued.........................................................             --                 --
     Common stock - par value $0.01 per share:  authorized - 125,000,000 shares;
        issued - 108,503,243 shares..............................................           1,085              1,085
     Additional paid-in capital..................................................         234,988            220,897
     Unearned compensation.......................................................          (2,614)            (1,924)
     Retained earnings...........................................................         710,277            623,315
                                                                                      --------------     -------------
                                                                                          943,736            843,373
     Treasury stock - 34,304,693 shares in 2005 and 27,375,044 shares in 2004,
        at cost..................................................................        (531,126)          (346,646)
                                                                                      --------------     -------------
        Total stockholders' equity...............................................         412,610            496,727
                                                                                      --------------     -------------
                                                                                       $  878,588          $ 754,431
                                                                                      ==============     =============


                 See notes to consolidated financial statements.


                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (in thousands, except per share amounts)


                                                                                  Fiscal Year Ended
                                                                  --------------------------------------------------
                                                                   December 25,       December 26,      December 28,
                                                                       2005               2004              2003
                                                                  --------------     -------------     -------------
Revenues:
     Company restaurant sales................................      $ 1,082,641        $  976,798        $  867,158
     Franchise royalties and fees............................          128,813           121,221           109,604
     Other franchise income..................................            5,196            13,615            13,147
                                                                  --------------     -------------     -------------
        Total operating revenues.............................        1,216,650         1,111,634           989,909
                                                                  --------------     -------------     -------------
Cost of company restaurant sales:
     Food and beverage.......................................          286,522           259,134           225,346
     Labor...................................................          358,563           317,659           283,762
     Direct and occupancy....................................          287,656           244,707           217,393
     Pre-opening expense.....................................            4,767             3,025             2,020
                                                                  --------------     -------------     -------------
        Total cost of company restaurant sales...............          937,508           824,525           728,521
                                                                  --------------     -------------     -------------
Cost of other franchise income...............................            4,892            14,401            12,697
General and administrative expenses..........................          109,768           104,810            94,951
Amortization of intangible assets............................              878               663               364
Impairment of long-lived assets..............................            3,900               --                --
Loss on disposition of restaurants and equipment.............            2,067             1,955               699
                                                                  --------------     -------------     -------------
Operating earnings...........................................          157,637           165,280           152,677
                                                                  --------------     -------------     -------------
Other income (expense):
     Investment income.......................................            1,695             1,284             1,554
     Interest expense........................................           (4,365)           (1,626)           (1,733)
     Impairment of Chevys note receivable (Note 5)...........              --                --             (8,803)
     Other income............................................            1,762             3,557             3,722
                                                                  --------------     -------------     -------------
        Total other income (expense).........................             (908)            3,215            (5,260)
                                                                  --------------     -------------     -------------
Earnings before income taxes and cumulative effect of
   change in accounting principle............................          156,729           168,495           147,417
Income taxes.................................................           54,702            57,630            53,068
                                                                  --------------     -------------     -------------
Earnings before cumulative effect of change in accounting
   principle.................................................          102,027           110,865            94,349
Cumulative effect of change in accounting principle,
   net of tax................................................             (225)              --                --
                                                                  --------------     -------------     -------------
Net earnings.................................................      $   101,802        $  110,865        $   94,349
                                                                  ==============     =============     =============
Basic net earnings per common share..........................
     Basic earnings before cumulative effect of change in
        accounting principle.................................      $      1.30        $     1.36        $     1.14
     Cumulative effect of change in accounting principle, net
        of tax...............................................              --                --                --
                                                                  --------------     -------------     -------------
Basic net earnings per common share..........................      $      1.29        $     1.36        $     1.14
                                                                  ==============     =============     =============
Diluted net earnings per common share........................
     Diluted earnings before cumulative effect of change in
        accounting principle.................................      $      1.28        $     1.33        $     1.10
     Cumulative effect of change in accounting principle, net
        of tax...............................................              --                --                --
                                                                  --------------     -------------     -------------
Diluted net earnings per common share........................      $      1.27        $     1.33        $     1.10
                                                                  ==============     =============     =============
Basic weighted average shares outstanding....................           78,650            81,528            82,944
                                                                  ==============     =============     =============
Diluted weighted average shares outstanding..................           80,010            83,600            85,409
                                                                  ==============     =============     =============



                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (in thousands, except per share amounts)
                                                                                                Accumulated
                                                Common Stock  Additional                          Other                    Total
                                               --------------  Paid-In    Unearned    Retained Comprehensive Treasury  Stockholders'
                                               Shares  Amount  Capital  Compensation  Earnings    Income      Stock       Equity
                                               ------- ------ --------- ------------ ---------- ----------- ---------- -------------
Balance, December 29, 2002.................... 108,503 $1,085 $ 188,122 $    (599)   $ 426,879  $      16   $(230,302) $   385,201

Comprehensive income:
   Net earnings...............................    --     --        --        --         94,349       --          --         94,349
   Change in unrealized gain on short-term
     investments, net of income taxes.........    --     --        --        --           --          (16)       --            (16)
                                               ------- ------ --------- ------------ ---------- ----------- ---------- -------------
Total comprehensive income....................    --     --        --        --         94,349        (16)       --         94,333
                                               ------- ------ --------- ------------ ---------- ----------- ---------- -------------
   Purchases of treasury stock................    --     --        --        --           --         --       (49,757)     (49,757)
   Dividends declared on common stock, $0.05
     per share................................    --     --        --        --         (3,863)      --          --         (3,863)
   Stock options exercised and related tax
      benefit.................................    --     --       9,884      --           --         --        11,898       21,782
   Shares issued under employee benefit plans.    --     --       2,554      --           --         --         1,732        4,286
   Restricted shares awarded under equity
      incentive plan, net of forfeitures......    --     --       1,292    (1,789)        --         --           548           51
   Amortization of unearned compensation
      relating to restricted shares...........    --     --        --       1,011         --         --          --          1,011
   Net repayments of notes receivable from
      officers for stock sales................    --     --          99      --           --         --          --             99
                                               ------- ------ --------- ------------ ---------- ----------- ---------- -------------
   Balance, December 28, 2003................. 108,503  1,085   201,951    (1,377)     517,365       --      (265,881)     453,143

   Net earnings...............................    --     --        --        --        110,865       --          --        110,865
   Purchases of treasury stock................    --     --        --        --           --         --       (99,723)     (99,723)
   Dividends declared on common stock, $0.06
      per share...............................    --     --        --        --         (4,867)      --          --         (4,867)
   Stock options exercised and related tax
      benefit.................................    --     --      13,756      --           --         --        16,200       29,956
   Shares issued under employee benefit plans.    --     --       3,747      --           --         --         2,232        5,979
   Restricted shares awarded under equity
     incentive plans, net of forfeitures......    --     --       1,443    (1,969)        --         --          526          --
   Amortization of unearned compensation
      relating to restricted shares...........    --     --        --       1,422         --         --          --          1,422
   Dividends paid for fractional shares.......    --     --        --        --            (48)      --          --            (48)
                                               ------- ------ --------- ------------ ---------- ----------- ---------- -------------
Balance, December 26, 2004.................... 108,503  1,085   220,897    (1,924)     623,315       --      (346,646)     496,727

   Net earnings...............................    --     --        --        --        101,802       --          --        101,802
   Purchases of treasury stock................    --     --        --        --           --         --      (196,066)    (196,066)
   Dividends declared on common stock, $0.20
     per share................................    --     --        --        --        (14,840)      --          --        (14,840)
   Stock options exercised and related tax
      benefit.................................    --     --       9,274      --           --         --         9,080       18,354
   Shares issued under employee benefit plans.    --     --       2,586      --           --         --         1,816        4,402
   Restricted shares awarded under equity
      incentive plans, net of forfeitures.....    --     --       2,231    (2,921)        --         --           690         --
   Amortization of unearned compensation
      relating to restricted shares...........    --     --        --       2,231         --         --          --          2,231
                                               ------- ------ --------- ------------ ---------- ----------- ---------- -------------
Balance, December 25, 2005.................... 108,503 $1,085 $ 234,988 $  (2,614)   $ 710,277  $    --     $(531,126) $   412,610
                                               ======= ====== ========= ============ ========== =========== ========== =============

                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                    Fiscal Year Ended
                                                                       ----------------------------------------------
                                                                       December 25,    December 26,    December 28,
                                                                           2005            2004            2003
                                                                       --------------  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings..................................................     $ 101,802       $ 110,865       $  94,349
     Adjustments to reconcile net earnings to net cash
        provided by operating activities:
        Cumulative effect of change in accounting principle, net of
           tax.....................................................           225            --              --
        Depreciation and amortization..............................        54,580          46,051          41,082
        Amortization of intangible assets..........................           878             663             364
        Amortization of unearned compensation......................         2,231           1,422           1,011
        Other amortization.........................................           246             309             195
        Inventory impairment.......................................          --             2,000            --
        Deferred income tax provision..............................         9,871          25,313           2,436
        Impairment of long-lived assets............................         3,900            --              --
        Gain on sale of investments................................          --              --               (24)
        Loss on disposition of restaurants and equipment...........         2,067           1,955             699
        Impairment of Chevys note receivable.......................          --              --             8,803
        Income tax benefit from exercise of stock options..........         5,370          10,459           7,606
     Changes in assets and liabilities (exclusive of effects of acquisitions or dispositions):
        Receivables................................................         1,371          (7,218)         (5,733)
        Receivables related to captive insurance subsidiary........           154          (2,116)          1,353
        Inventories................................................        15,753         (16,925)         (9,139)
        Income taxes...............................................        (5,941)          8,378            (798)
        Prepaid and other current assets...........................        (2,583)           (665)          1,063
        Accounts payable...........................................        18,757           5,197          10,233
        Accrued expenses and other current liabilities.............        11,842          (3,542)         14,057
        Loss reserve and unearned premiums related to captive
           insurance subsidiary....................................        (1,202)          6,880           3,454
        Other non-current liabilities..............................         4,866           2,702           4,965
        Other......................................................        (2,984)         (1,123)            (87)
                                                                       --------------  --------------  --------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES..................       221,203         190,605         175,889
                                                                       --------------  --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment...........................      (139,396)       (104,620)        (82,562)
     Restricted assets related to captive insurance subsidiary.....        (1,943)         (6,623)        (10,763)
     Acquisition of restaurants....................................       (47,616)        (13,817)        (21,557)
     Lease acquisition costs.......................................          --            (4,875)           --
     Acquisition of other intangible asset.........................          --            (2,809)           --
     Proceeds from sale of restaurants and equipment...............         1,237              66           9,228
     Maturities and sales of short-term investments................          --              (253)            480
     Other investing activities....................................          --            (1,124)           --
                                                                       --------------  --------------  --------------
        NET CASH USED BY INVESTING ACTIVITIES......................      (187,718)       (134,055)       (105,174)
                                                                       --------------  --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchases of treasury stock...................................      (196,066)        (99,723)        (49,757)
     Dividends paid................................................        (4,867)         (3,911)         (3,323)
     Issuance of common stock upon exercise of stock options.......        12,984          19,497          14,176
     Shares issued under employee benefit plans....................         4,402           5,979           4,286
     Net debt proceeds (payments)..................................       152,673          14,832         (33,399)
     Deferred financing costs relating to
        issuance of long-term debt.................................          (213)           (449)           --
                                                                       --------------  --------------  --------------
        NET CASH USED BY FINANCING ACTIVITIES......................       (31,087)        (63,775)        (68,017)
                                                                       --------------  --------------  --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...............         2,398          (7,225)          2,698
CASH AND CASH EQUIVALENTS, beginning of period.....................        10,642          17,867          15,169
                                                                       --------------  --------------  --------------
CASH AND CASH EQUIVALENTS, end of period...........................     $  13,040       $  10,642       $  17,867
                                                                       ==============  ==============  ==============



                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                 (in thousands)

                                                                               Fiscal Year Ended
                                                             ------------------------------------------------------
                                                               December 25,      December 26,       December 28,
                                                                   2005              2004               2003
                                                             ----------------- -----------------  -----------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the year for:
       Income taxes....................................         $     45,402      $     12,428       $     45,557
                                                             ================= =================  =================
       Interest........................................         $      3,340      $      1,056       $      1,079
                                                             ================= =================  =================

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

We issued restricted common stock, net of forfeitures, of $2,921,000 in 2005, $1,945,000 in 2004, and $1,842,000 in 2003.

In 2002, we entered into a rabbi trust agreement to protect the assets of the nonqualified deferred compensation plan for certain of our associates. The plan investments are included in other assets and the offsetting obligation is included in other non-current liabilities in our consolidated balance sheets. We had non-cash increases in these balances of $3,940,000, $3,881,000, and $3,448,000 in 2005, 2004 and 2003, respectively.

We made matching contributions in shares of our common stock to a profit sharing plan and trust established in accordance with Section 401(k) of the Internal Revenue Code of $1,308,000 in 2004 and $1,044,000 in 2003. In 2005, we began matching contributions in cash.

On March 24, 2003, we assumed a loan of approximately $1,400,000 in connection with the acquisition of 11 restaurants.

We had property and equipment purchases accrued in accounts payable of approximately $11,100,000 as of December 25, 2005.


                 See notes to consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization

Applebee's International, Inc. and our subsidiaries develop, franchise and operate casual dining restaurants under the name "Applebee's Neighborhood Grill & Bar." As of December 25, 2005, there were 1,804 Applebee's restaurants. Franchisees operated 1,318 of these restaurants and 486 restaurants were company operated. These restaurants were located in 49 states and 14 countries outside of the United States.

On September 20, 2002, we formed Neighborhood Insurance, Inc., a regulated Vermont corporation and a wholly-owned subsidiary, as a captive insurance company. Neighborhood Insurance, Inc. was established to provide Applebee's International, Inc. and qualified franchisees with workers' compensation and general liability insurance (see Note 14).

2.   Summary of Significant Accounting Policies

Principles of consolidation: The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. We have eliminated all intercompany profits, transactions and balances.

Fiscal year: Our fiscal year ends on the last Sunday of the calendar year. The fiscal years ended December 25, 2005, December 26, 2004, and December 28, 2003 each contained 52 weeks. These fiscal years will be referred to hereafter as 2005, 2004 and 2003, respectively.

Cash and cash equivalents: We consider all money market investment instruments to be cash and cash equivalents. Periodically, we have outstanding checks that are written in excess of the cash balances at our bank which create a book overdraft and are recorded as a liability. As of December 25, 2005, we had checks written in excess of a bank balance of $13,430,000 which was included in accounts payable in the accompanying consolidated balance sheets. This balance was subsequently funded through our credit facility in 2006.

Financial instruments: Our financial instruments as of December 25, 2005 and December 26, 2004 consist of cash equivalents, short-term investments, accounts receivable, notes payable and long-term debt, excluding capitalized lease obligations. The carrying amount of cash equivalents and accounts receivable (including receivables related to the captive insurance subsidiary) approximates fair value because of the short maturity of those instruments. We based the carrying amount of short-term investments on quoted market prices. We based the fair value of our long-term debt, excluding capitalized lease obligations, on quotations made on similar issues. The fair value of these financial instruments approximates the carrying amounts reported in the consolidated balance sheets.

Investments: We have certificates of deposit that are included in short-term investments and auction rate securities that are included in restricted assets related to the captive insurance subsidiary in our consolidated balance sheets. We have classified all investments as available-for-sale. Due to the short time period between reset dates of the interest rates, there are no unrealized gains or losses associated with the auction rate securities. The contractual maturities of the auction rate securities range from 2030 to 2033.

Inventories: We state inventories at the lower of cost, using the first-in, first-out method, or market. When necessary, we record inventory reserves for obsolescence and shrinkage based upon inventory turnover trends, historical experience and the specific identification method.

Property and equipment: We report property and equipment at historical cost less accumulated depreciation. Depreciation is provided on a straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the lease term, as defined in operating leases below, or the estimated useful life of the related asset. The general ranges of original depreciable lives are as follows:

    o    Buildings                      20 years
    o    Leasehold improvements         15-20 years
    o    Furniture and equipment        2-7 years

We record capitalized interest in connection with the development of new restaurants and amortize it over the estimated useful life of the related asset. We capitalized $462,000 in interest costs during 2005, $189,000 during 2004 and $264,000 during 2003.

Software   costs:   Costs  incurred  in  connection   with  the  development  of
internal-use software are capitalized and amortized over the expected useful life of the asset.

Goodwill: Goodwill represents the excess of cost over fair market value of net assets we have acquired. Goodwill is not subject to amortization but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," requires a two-step process for testing impairment of goodwill. First, the fair value of the reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If an impairment is indicated, then the fair value of the reporting unit's goodwill is determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of its carrying value over its implied fair value. We define the reporting unit as all company restaurants.

Impairment of long-lived assets: We review our restaurant property and equipment for impairment quarterly on a restaurant-by-restaurant basis using historical cash flows as well as current estimates of future cash flows and/or appraisals.

We review other non-amortizing long-lived assets annually and when events or circumstances indicate that the carrying value of the asset may not be recoverable. The recoverability is assessed in most instances by comparing the carrying value to its undiscounted cash flows.

Gift cards: We record a liability in the period in which a gift card is issued and proceeds are received. As gift cards are redeemed, this liability is reduced and revenue is recognized. We recognize gift card slippage income when the likelihood of the redemption of the card becomes remote.

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

The estimated liability for general liability, workers' compensation and health insurance is established based upon historical claims data and third-party actuarial estimates of settlement costs for incurred claims. We recognized expense of $27,557,000 in 2005, $25,116,000 in 2004 and $20,136,000 in 2003
related to these types of insurance in our consolidated financial statements. Unanticipated changes in these factors may require us to revise our estimates.

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

Franchise royalties and fees: We recognize royalties on a franchisee's sales in the period in which the sales are reported to have occurred. We also receive a franchise fee for each restaurant that a franchisee opens. The recognition of franchise fees is deferred until we have performed substantially all of our related obligations as franchisor, typically when the restaurant opens. Franchise fees, included in franchise royalties and fees in the consolidated statements of earnings, totaled $3,358,000 for 2005, $3,096,000 for 2004 and $2,769,000 for 2003.

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

Advertising costs: We recognize company-owned restaurant contributions to the national marketing pool in the period the contribution accrues. We expense most local advertising costs for company-owned restaurants as we incur them, but we expense the production costs of advertising the first time the advertising takes place. Advertising expense related to company-owned restaurants was $51,969,000 for 2005, $46,324,000 for 2004 and $41,597,000 for 2003.

Operating leases: We account for our restaurant and office space leases in accordance with SFAS No.13, "Accounting for Leases" and other authoritative guidance. We recognize rent expense for our operating leases, which have escalating rentals over the term of the lease, on a straight-line basis over the initial term and those option periods where failure to exercise such options would result in an economic penalty such that the renewal appears reasonably assured. In addition, the lease term is deemed to commence on the date we become legally obligated for rent payments. In 2005, we capitalized the straight-line rent amounts during the construction period of leased properties. In 2006, we changed our policy to expense the straight-line rent during the construction period (see new accounting pronouncements below). Straight-line rent subsequent to the construction period and prior to the restaurant opening is recognized as expense. We use a consistent lease term when calculating depreciation of leasehold improvements, determining straight-line rent expense and determining classification of our leases as either operating or capital. Contingent rents are generally amounts due as a result of sales in excess of amounts stipulated in certain restaurant leases and are included in rent expense as they accrue.

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

For tenant improvement allowances, we record a deferred rent liability in either other current liabilities or other non-current liabilities on the consolidated balance sheet and amortize the deferred rent over the term of the lease as a reduction to direct and occupancy costs in the consolidated statements of earnings.

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


                                                               2005              2004              2003
                                                          ----------------  ----------------  ----------------
      Net earnings, as reported..........................   $    101,802      $    110,865      $     94,349
      Add:  Stock-based compensation expense
          included in net earnings,
          net of related taxes...........................          1,409               638             2,354
      Less:  Total stock-based employee
          compensation expense determined under
          fair value based methods for all awards,
          net of related taxes...........................          8,536             8,555             9,752
                                                          ----------------  ----------------  ----------------

      Pro forma net earnings.............................   $     94,675      $    102,948      $     86,951
                                                          ================  ================  ================

      Basic net earnings per common share,
          as reported....................................   $       1.29      $       1.36      $       1.14
                                                          ================  ================  ================
      Basic net earnings per common share,
          pro forma......................................   $       1.20      $       1.26      $       1.05
                                                          ================  ================  ================

      Diluted net earnings per common share,
          as reported....................................   $       1.27      $       1.33      $       1.10
                                                          ================  ================  ================
      Diluted net earnings per common share,
          pro forma......................................   $       1.18      $       1.23      $       1.02
                                                          ================  ================  ================

The weighted average fair value at date of grant for options granted during 2005, 2004 and 2003 was $8.43, $9.84 and $7.11 per share, respectively, which, for the purposes of this disclosure, is assumed to be amortized over the respective vesting period of the grants. The fair value of each option grant is estimated on the date of grant using the Black-Scholes model to value our option grants. We calculated the following weighted average assumptions for grants in 2005, 2004 and 2003: dividend yield of 0.7%, 0.3% and 0.3%, respectively;

expected volatility of 32.3%, 41.6% and 44.9%, respectively; risk-free interest rate of 3.9%, 2.7% and 2.8%, respectively; and expected lives of 5.1, 4.8 and
4.9 years, respectively.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-based Payment," which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123 (revised 2004) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the fair value on the grant date of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service for that award, resulting in a decrease in our net earnings. We will adopt the provisions of this Statement, as amended, using the modified prospective method in 2006. Compensation cost will be recognized for all awards that have been granted prior to 2006 but have yet to reach the end of their service period and all new awards granted beginning in 2006. The amount of expense to be recognized over the remaining service period as of December 25, 2005 is $28,120,000. As required by the SFAS 123 (revised
2004), we will begin expensing employee stock-based compensation over the shorter of the vesting period or the period from the date of grant up until the date the employee becomes eligible for retirement.

Net earnings per share: We compute basic net earnings per common share by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted net earnings per common share reflects the potential dilution that could occur if holders of options or other contracts to issue common stock exercised or converted their holdings into common stock. Outstanding stock options and equity-based compensation represent the only dilutive effects on weighted average shares. The chart below presents a reconciliation between basic and diluted weighted average shares outstanding and the related net earnings per share. All amounts in the chart, except per share amounts, are expressed in thousands.

                                                               2005              2004              2003
                                                          ----------------  ----------------  ----------------
      Net earnings.......................................   $    101,802      $    110,865      $     94,349
                                                          ================  ================  ================

      Basic weighted average shares outstanding..........         78,650            81,528            82,944
      Dilutive effect of stock options and
          equity-based compensation......................          1,360             2,072             2,465
                                                          ----------------  ----------------  ----------------
      Diluted weighted average shares outstanding........         80,010            83,600            85,409
                                                          ================  ================  ================

      Basic net earnings per common share................   $       1.29      $       1.36      $       1.14
                                                          ================  ================  ================
      Diluted net earnings per common share..............   $       1.27      $       1.33      $       1.10
                                                          ================  ================  ================

We excluded stock options with exercise prices greater than the average market price of our common stock for the applicable periods from the computation of diluted weighted average shares outstanding as the effect would be anti-dilutive. We excluded approximately 2,796,000, 1,459,000 and 56,000 of these options from our diluted weighted average share computation for 2005, 2004 and 2003, respectively.

Cash flows: For purposes of the consolidated statements of cash flows, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

New accounting pronouncements: In October 2005, the FASB issued FASB Staff Position ("FSP") 13-1, "Accounting for Rental Costs Incurred during a Construction Period." The guidance requires the rental costs recognized for ground or building operating leases during the construction period be recognized as rental expense. The guidance permits either retroactive or prospective treatment for periods beginning after December 15, 2005. We will prospectively change our policy from capitalization to expensing beginning in fiscal 2006. The adoption of this FSP will result in an expected increase of approximately

$25,000 in preopening expenses recognized for every new restaurant opened but will not have a material effect on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections- A Replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations," ("FIN 47"). FIN 47 clarifies the term "conditional" as used in SFAS No. 143, "Accounting for Asset Retirement Obligations." This Interpretation refers to a legal obligation to perform an asset retirement activity even if the timing and/or settlement is conditional on a future event that may or may not be within the control of an entity. Accordingly, the entity must record a liability for the conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. We have entered into certain leases which may require us to return the property to the landlord in its original condition. We recorded an expense for these leases of $400,000 in our 2005 consolidated financial statements, including $50,000 in direct and occupancy costs related to 2005 and $350,000 ($225,000, net of income taxes) for years prior to 2005 as a cumulative effect of a change in accounting principle as required by FIN 47.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-based Payment," which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123 (revised 2004) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the fair value on the grant date of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service for that award, resulting in a decrease in our net earnings. We will adopt the provisions of this Statement, as amended, using the modified prospective method in 2006. Compensation cost will be recognized for all awards that have been granted prior to 2006 but have yet to reach the end of their service period and all new awards granted beginning in 2006. The amount of expense to be recognized over the remaining service period as of December 25, 2005 is $28,120,000. As required by the SFAS 123 (revised 2004), we will begin expensing employee stock-based compensation over the shorter of the vesting period or the period from the date of grant up until the date the employee becomes eligible for retirement. We expect that the adoption of this Standard will decrease our 2006 diluted net earnings per common share by approximately $0.17.

3.   Acquisitions

All of our acquisitions discussed below have been accounted for using the purchase method of accounting and, accordingly, our consolidated financial statements reflect the results of operations for each acquisition subsequent to the date of acquisition. The assets acquired and liabilities assumed are recorded at estimates of fair value as determined by management based upon information available. We finalize the allocation of purchase price to the fair value of assets acquired and liabilities assumed when we obtain information sufficient to complete the allocation, but in each case, no longer than one year after the acquisition date.

In March 2003, we acquired the operations and assets of 11 Applebee's restaurants located in Illinois, Indiana, Kentucky and Missouri for $21,800,000 in cash and $1,400,000 in assumed debt. The total cash payment included $20,800,000 paid at closing, approximately $200,000 paid as a deposit in 2002 and approximately $800,000 paid in the second quarter of 2003.

In April 2004, we completed our acquisition of the operations and assets of 10 Applebee's restaurants located in Southern California for approximately $13,800,000 in cash. The purchase price was allocated to the fair value of property and equipment of $2,500,000, goodwill of $10,800,000 and other net assets of approximately $500,000.

In May 2005, we completed the acquisition of 12 Applebee's restaurants in Missouri, Kansas and Arkansas, which included one restaurant under construction, for approximately $39,500,000 in cash. The purchase price was allocated to the fair value of property and equipment of $17,500,000, goodwill of $21,500,000, reacquired franchise rights of approximately $300,000 and other net assets of approximately $200,000.

The following table is comprised of actual company restaurant sales for the three restaurant acquisitions above which are included in our consolidated financial statements for each period presented and pro forma company restaurant sales assuming the acquisitions occurred at the beginning of the preceding fiscal year for each acquisition (in thousands):

                                                            2005            2004            2003
                                                       --------------- --------------- ---------------

Actual company restaurant sales
    for acquired restaurants.........................    $  17,000       $  17,600       $  19,000
                                                       =============== =============== ===============

Pro forma company restaurant sales
    for acquired restaurants.........................    $  28,500       $  52,600       $  47,000
                                                       =============== =============== ===============



In April 2005, we finalized the acquisition of eight Applebee's restaurants in the Memphis market that were closed in 2004 by a former franchisee for approximately $8,800,000 payable in cash. In connection with this acquisition, we paid approximately $800,000 in 2004 and $8,000,000 in 2005. The purchase price of $8,800,000 was allocated to the fair value of property and equipment of approximately $8,200,000 and goodwill of approximately $600,000. As of December 25, 2005, we have remodeled and opened seven restaurants and the remaining restaurant was sold to a third party.

4.   Disposition

On July 20, 2003, we completed the sale of eight company restaurants in the Atlanta, Georgia market to an affiliate of an existing franchisee for $8,000,000. In connection with the sale of these restaurants, we closed one restaurant in the Atlanta market in June 2003. This transaction did not have a significant impact on our net earnings for 2003. Actual company restaurant sales included in our consolidated financial statements for the nine restaurants were approximately $10,300,000 for 2003.

5.   Impairment of Chevys Note Receivable

In 1999, we received a $6,000,000, 8% subordinated note in connection with the sale of the Rio Bravo concept to Chevys Holdings, Inc. ("Chevys") due in 2009. In June 2003, Chevys announced the sale of the majority of its restaurants. Subsequent to the announcement, we received Chevys' audited financial statements for the fiscal year ended December 31, 2002. During 2003, we fully impaired the principal and interest of approximately $8,800,000. A charge for the impairment of this note is included in our consolidated statements of earnings for 2003. In October 2003, Chevys Inc. filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code. In December 2004, the U.S. Bankruptcy Court approved Chevys' reorganization plan.

6.   Inventory Impairment

In 2004, we determined that we had excess inventories of riblets that no longer met our quality standards. Accordingly, we recorded an inventory impairment of $2,000,000 ($1,300,000, net of income taxes) in our consolidated statements of earnings for 2004. The portion of the riblet inventory impairment related to the company's historical usage of approximately $400,000 was recorded in food and beverage cost and the portion related to the franchisee's historical usage of approximately $1,600,000 was recorded in cost of other franchise income in the consolidated statements of earnings.

7.   Impairment of Long-lived Assets

In 2005, we recorded an asset impairment charge of $3,900,000 ($2,500,000, net of income taxes) consisting of a $2,600,000 write-down of the carrying value of the property and equipment of three restaurants that were not performing as expected and one restaurant that was closed and relocated and a $1,300,000 write-down of one other long-lived asset. This impairment charge has been included in our consolidated statements of earnings for 2005. The asset impairment charge was calculated by comparing the carrying value of the assets to the estimated future cash flow projections. We have since closed one restaurant in January 2006 and continue to operate the remaining two restaurants, although we may close one or both of the remaining operating underperforming restaurants in the future.

8.   Receivables

Receivables are comprised of the following (in thousands):

                                                                           December 25,        December 26,
                                                                               2005                2004
                                                                         -----------------   -----------------
      Franchise royalty, advertising and trade receivables.............     $     26,356        $     28,924
      Credit card receivables..........................................            8,853               6,509
      Franchise fee receivables........................................              742                 252
      Other............................................................            2,246               3,884
                                                                         -----------------   -----------------
                                                                                  38,197              39,569
      Less allowance for bad debts.....................................              340                 417
                                                                         -----------------   -----------------
                                                                            $     37,857        $     39,152
                                                                         =================   =================


The bad debt provision was $99,000 for 2003. We did not have a provision for bad debts for 2005 or 2004. We had write-offs against the allowance for bad debts of $77,000 during 2005, $627,000 during 2004 and $71,000 during 2003.

9.   Prepaid and Other Current Assets

Prepaid and other current assets are comprised of the following (in thousands):

                                                                           December 25,        December 26,
                                                                               2005                2004
                                                                         -----------------   -----------------
      Deferred income taxes............................................     $      6,338        $      7,482
      Other............................................................            7,180               4,597
                                                                         -----------------   -----------------
                                                                            $     13,518        $     12,079
                                                                         =================   =================


10.  Goodwill and Other Intangible Assets

In 2005 and 2004, we completed the annual goodwill impairment test required under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." We determined that no impairment existed and as a result, no impairment losses were recorded in 2005 or 2004.

The changes in goodwill are summarized below (in thousands):

                                                                           December 25,        December 26,
                                                                               2005                2004
                                                                         -----------------   -----------------
      Carrying amount, beginning of the year...........................     $   116,344         $   105,326
      Goodwill acquired................................................          22,099              11,018
                                                                         -----------------   -----------------
      Carrying amount, end of the year.................................     $   138,443         $   116,344
                                                                         =================   =================

Amortizable other intangible assets consist of franchise interest and rights, lease acquisition costs and a noncompete agreement.

Franchise interest and rights represent the allocation of the purchase price of our 1988 acquisition of the Applebee's concept to the restaurants we acquired and the franchise agreements that we assumed based on an independent valuation. We amortize the allocated costs over the estimated life of the restaurants or the franchise agreements on a straight-line basis ranging from 7 to 20 years.

Franchise interest and rights are being amortized over the next one to three years, lease acquisition costs are being amortized over the next 7 to 19 years and the noncompete agreement is being amortized over the next three years.

We expect annual amortization expense for amortizable other intangible assets for the next five fiscal years to range from approximately $400,000 to $800,000.

Intangible assets subject to amortization pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets," are summarized below (in thousands):

                                                                 December 25, 2005
                                             -----------------------------------------------------------
                                              Gross Carrying         Accumulated           Net Book
                                                  Amount            Amortization            Value
                                             ------------------    ----------------    -----------------
Amortized intangible assets:
    Franchise interest and rights.......       $       6,371        $       5,896        $         475
    Lease acquisition costs.............               4,939                  743                4,196
    Noncompete agreement................                 350                  109                  241
                                             ------------------    ----------------    -----------------
Total...................................       $      11,660         $      6,748        $       4,912
                                             ==================    ================    =================


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
                                             ==================    ================    =================

In connection with our acquisition of 12 Applebee's restaurants from a franchisee in May 2005, we recorded approximately $300,000 of reacquired franchise rights. The amount allocated to reacquired franchise rights is based upon the franchise fees received from this franchisee. This intangible asset has an indefinite life and accordingly, will not be amortized but tested for impairment at least annually.

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

In 2004, we acquired six restaurant leases which were formerly Ground Round restaurants for approximately $4,900,000 in cash.

11.  Other Assets

Other assets are comprised of the following (in thousands):

                                                                           December 25,        December 26,
                                                                               2005                2004
                                                                         -----------------   -----------------
      Nonqualified deferred compensation plan
        investments  (Note 20).........................................     $     14,493        $      9,754
      Liquor licenses..................................................            6,541               5,891
      Minority investment in unaffiliated company, at cost.............            2,250               2,250
      Notes receivable, net............................................            1,478               1,024
      Deferred financing costs, net....................................              664                 577
      Other............................................................            6,473               5,476
                                                                         -----------------   -----------------
                                                                            $     31,899        $     24,972
                                                                         =================   =================

12.  Property and Equipment

Property and equipment, net, is comprised of the following (in thousands):


                                                                           December 25,       December 26,
                                                                               2005               2004
                                                                         -----------------  ------------------
      Land.............................................................     $    97,476        $    83,399
      Buildings and leasehold improvements.............................         482,074            398,323
      Furniture and equipment..........................................         263,526            217,451
      Construction in progress.........................................          25,755             24,601
                                                                         -----------------  ------------------
                                                                                868,831            723,774
      Less accumulated depreciation and capitalized
         lease amortization............................................         278,238            237,226
                                                                         -----------------  ------------------
                                                                            $   590,593        $   486,548
                                                                         =================  ==================

We have recorded capitalized leases of $4,055,000 at December 25, 2005 and December 26, 2004 which are included in buildings and leasehold improvements. We had accumulated amortization of such property of $2,025,000 at December 25, 2005 and $1,847,000 at December 26, 2004. These capitalized leases relate to the buildings on certain restaurant properties. The land portion of the restaurant property leases is accounted for as an operating lease.

We had depreciation and capitalized lease amortization expense relating to property and equipment of $54,580,000 for 2005, $46,051,000 for 2004, and
$41,082,000 for 2003. Of these amounts, capitalized lease amortization was $240,000 during 2005 and $239,000 for each of 2004 and 2003.

We lease certain of our restaurants. The leases generally provide for payment of minimum annual rent, real estate taxes, insurance and maintenance and, in some cases, contingent rent (calculated as a percentage of sales) in excess of minimum rent. Total rental expense for all operating leases is comprised of the following (in thousands):

                                                           2005                2004                2003
                                                     ------------------  ------------------  -----------------
      Minimum rent.................................    $       23,929      $       20,416      $       17,274
      Contingent rent..............................             1,389               1,254               1,297
                                                     ------------------  ------------------  -----------------
                                                       $       25,318      $       21,670      $       18,571
                                                     ==================  ==================  =================

The present value of capitalized lease payments and the future minimum lease payments under noncancelable operating leases over the lease term as defined in
Note 2 (including leases executed for sites to be developed in 2006) as of December 25, 2005 are as follows (in thousands):

                                                                            Capitalized         Operating
                                                                              Leases             Leases
                                                                         ------------------ ------------------
      2006.............................................................     $        794       $     26,684
      2007.............................................................              822             26,911
      2008.............................................................              851             26,957
      2009.............................................................              880             26,746
      2010.............................................................              911             26,287
      Thereafter.......................................................            4,073            244,022
                                                                         ------------------ ------------------
      Total minimum lease payments.....................................            8,331       $    377,607
                                                                                            ==================
      Less amounts representing interest...............................            4,277
                                                                         ------------------
      Present value of minimum lease payments..........................     $      4,054
                                                                         ==================

13.  Notes Payable and Long-Term Debt

Our debt, which includes both notes payable and long-term debt, including capitalized lease obligations, is comprised of the following (in thousands):


                                                                           December 25,      December 26,
                                                                               2005              2004
                                                                         ----------------- -------------------

     Notes  payable;  interest  at federal  funds rate plus  0.625% at
         December 25, 2005............................................      $     7,900       $       --
     Unsecured revolving credit facility; interest at LIBOR
         plus 0.625% or prime rate at December 25, 2005,
         and LIBOR plus 0.5% or prime rate at
         December 26, 2004; due December 2009.........................          175,000            30,000
     Capitalized lease obligations (Note 12)..........................            4,054             4,148
     Other............................................................            1,413             1,546
                                                                         ----------------- -------------------
     Total notes payable and long-term debt...........................          188,367            35,694
     Less notes payable and current portion of long-term debt.........            8,159               222
                                                                         ----------------- -------------------
     Long-term debt - less current portion............................      $   180,208       $    35,472
                                                                         ================= ===================

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

As of December 25, 2005, we are in compliance with the covenants contained in our credit agreement. As of December 25, 2005, we had borrowings of $182,900,000, which includes $7,900,000 in an overnight notes payable, letters of credit of $9,400,000 outstanding and approximately $57,700,000 available under our revolving credit facility.

Maturities of notes payable and long-term debt, including capitalized lease obligations, ending during the years indicated, are as follows (in thousands):

     2006.................................................................................       $     8,159
     2007.................................................................................               265
     2008.................................................................................               292
     2009.................................................................................           175,368
     2010.................................................................................               459
     Thereafter...........................................................................             3,824
                                                                                               ----------------
                                                                                                 $   188,367
                                                                                               ================

14.  Captive Insurance Subsidiary

In 2002, we formed Neighborhood Insurance, Inc., a Vermont corporation and a wholly-owned captive insurance subsidiary to provide Applebee's International, Inc. and qualified franchisees with workers' compensation and general liability insurance. Applebee's International, Inc. and covered franchisees make premium payments to the captive insurance company which pays administrative fees and insurance claims, subject to individual and aggregate maximum claim limits under the captive insurance company's reinsurance policies. Franchisee premium amounts billed by the captive insurance company are established based upon third-party actuarial estimates of settlement costs for incurred and anticipated claims and administrative fees. The franchisee premiums are included in other franchise income ratably over the policy year. The related offsetting expenses are included in cost of other franchise income. We do not expect franchisee participation in the captive insurance company to have a material impact on our net earnings. In 2005, we reduced the types of insurance coverage plans offered which resulted in fewer franchisee participants in our captive insurance program. In the fourth quarter of 2005, we decided to discontinue writing any new coverage. We will still operate the captive insurance subsidiary to resolve any claims that were incurred under this program from 2002 through 2005. Our consolidated balance sheets include the following balances related to the captive insurance subsidiary:

    o Franchise premium receivables of approximately $1,700,000 and $1,900,000 as of December 25, 2005 and December 26, 2004, respectively, included in receivables related to captive insurance subsidiary.
    o Cash equivalent and other long-term investments restricted for the payment of claims of approximately $18,600,000 and $16,700,000 as of December 25, 2005 and December 26, 2004, respectively, included in restricted assets related to captive insurance subsidiary.
    o Loss reserve and unearned premiums related to captive insurance subsidiary of approximately $20,700,000 and $19,600,000 as of December 25, 2005 and December 26, 2004, respectively. Approximately $10,500,000 and $7,500,000 as of December 25, 2005 and December 26, 2004, respectively, is included in other non-current liabilities.
    o Other miscellaneous items, net, of approximately $400,000 and $1,000,000 as of December 25, 2005 and December 26, 2004, respectively, included in several line items in the consolidated balance sheets.

Our activity in the loss and loss adjustment reserve, which includes Applebee's International, Inc. and participating franchisees, is summarized in the table below (in thousands):

                                                                           December 25,       December 26,
                                                                               2005               2004
                                                                         ----------------- -------------------
     Total balance, beginning of the year.............................      $    18,801       $    11,007
     Incurred related to:
        Current year..................................................            7,141             8,660
        Prior year....................................................            2,406             6,687
                                                                         ----------------- -------------------
          Total.......................................................            9,547            15,347
                                                                         ----------------- -------------------
     Paid related to:
        Current year..................................................            1,546             2,296
        Prior year....................................................            6,324             5,257
                                                                         ----------------- -------------------
          Total paid..................................................            7,870             7,553
                                                                         ----------------- -------------------
     Total balance, end of the year...................................           20,478            18,801
     Less current portion.............................................            9,976            11,378
                                                                         ----------------- -------------------
     Long-term portion (Note 16)......................................      $    10,502       $     7,423
                                                                         ================= ===================

Loss reserve estimates are established based upon third-party actuarial estimates of ultimate settlement costs for incurred claims (which includes claims incurred but not reported) using data currently available. The reserve estimates are regularly analyzed and adjusted when necessary. Unanticipated changes in the data used to determine the reserve may require us to revise our estimates.

Deferred policy acquisition costs include premium taxes, fronting fees and net commissions and are deferred and amortized over our fiscal year and, accordingly, we did not have any deferred policy acquisition costs as of December 25, 2005 or December 26, 2004. We had acquisition expenses payable of $259,000 as of December 25, 2005 and $759,000 as of December 26, 2004 that were included in the current portion of loss reserve and unearned premiums related to captive insurance subsidiary in the consolidated balance sheets.

15.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following (in thousands):

                                                                           December 25,        December 26,
                                                                               2005                2004
                                                                         ------------------  -----------------
      Compensation and related taxes....................................    $     35,488        $     34,061
      Gift cards........................................................          39,162              30,295
      Sales and use taxes...............................................           6,798               5,942
      Insurance.........................................................           5,327               5,210
      Rent..............................................................           1,571               2,007
      Other.............................................................          12,649              11,549
                                                                         ------------------  -----------------
                                                                            $    100,995        $     89,064
                                                                         ==================  =================

16.  Other Non-Current Liabilities

Other non-current liabilities are comprised of the following (in thousands):

                                                                           December 25,        December 26,
                                                                               2005                2004
                                                                         ------------------  -----------------
      Rent..............................................................    $     18,655        $     15,642
      Nonqualified deferred compensation plan
        liabilities  (Note 20)..........................................          14,493               9,754
      Loss and loss adjustment reserve related to
        captive insurance subsidiary....................................          10,502               7,423
      Compensation......................................................           3,033               5,013
      Other.............................................................           3,691               3,707
                                                                         ------------------  -----------------
                                                                            $     50,374        $     41,539
                                                                         ==================  =================

17.  Income Taxes

We, along with our subsidiaries, file a consolidated federal income tax return. The income tax provision consists of the following (in thousands):

                                                                    2005             2004             2003
                                                               ---------------  ---------------  ---------------
    Current provision:
        Federal............................................     $   40,198       $   30,171       $   45,526
        State and local....................................          4,633            2,146            5,106
    Deferred provision:
        Federal............................................          9,248           23,625            2,276
        State and local....................................            623            1,688              160
                                                               ---------------  ---------------  ---------------
    Income taxes before cumulative effect of change
        in accounting principle............................         54,702           57,630           53,068
    Income taxes related to the cumulative effect of
        change in accounting principle.....................           (125)            --                --
                                                               ---------------  ---------------  ---------------
    Total income taxes.....................................     $   54,577       $   57,630       $   53,068
                                                               ===============  ===============  ===============

The deferred income tax provision is comprised of the following (in thousands):

                                                                    2005             2004            2003
                                                               ---------------  --------------- ----------------
    Depreciation and amortization..........................     $   11,627       $   24,278      $    5,595
    Other..................................................         (1,756)           1,035          (3,159)
                                                               ---------------  --------------- ----------------
    Net change in deferred income taxes....................     $    9,871       $   25,313      $    2,436
                                                               ===============  =============== ================

A reconciliation between the income tax provision and the expected tax determined by applying the statutory federal income tax rates to earnings before income taxes follows (in thousands):

                                                                    2005             2004            2003
                                                               ---------------  --------------- ----------------
    Federal income tax at statutory rates..................     $   54,851       $   58,973      $   51,597
    Increase (decrease) to income tax expense:
        State and local income taxes, net of
           federal benefit.................................          3,764            3,083           3,479
        Employment related tax credits, net................         (4,502)          (3,894)         (3,216)
        Other..............................................            589             (532)          1,208
                                                               ---------------  --------------- ----------------
    Income taxes before cumulative effect of change
        in accounting principle............................         54,702           57,630          53,068
    Income taxes related to the cumulative effect of
        change in accounting principle.....................           (125)            --              --
                                                               ---------------  ---------------  ---------------
    Total income taxes.....................................     $   54,577       $   57,630       $  53,068
                                                               ===============  ===============  ===============

The net current deferred income tax asset amounts are included in prepaid and other current assets and the net non-current deferred income tax liability amounts are included in other non-current liabilities in the accompanying consolidated balance sheets. The significant components of deferred income tax assets and liabilities and the related balance sheet classifications are as follows (in thousands):


                                                                           December 25,          December 26,
                                                                               2005                  2004
                                                                         -----------------     -----------------
    Classified as current:
        Accrued expenses............................................        $     3,879          $     3,694
        Allowance for bad debts.....................................                128                  156
        Other, net..................................................              2,331                3,632
                                                                         -----------------     -----------------
        Net deferred income tax asset...............................        $     6,338          $     7,482
                                                                         =================     =================


    Classified as non-current:
        Depreciation and amortization...............................        $   (47,067)         $   (35,481)
        Franchise deposits..........................................                446                  565
        Other, net..................................................              8,899                5,921
                                                                         -----------------     -----------------
        Net deferred income tax liability...........................        $   (37,722)         $   (28,995)
                                                                         =================     =================

In  2004,  we  implemented  new  tax  planning   strategies   that   accelerated
depreciation on restaurant assets which resulted in an increase in our deferred income tax liability.

18.  Commitments and Contingencies

Litigation, claims and disputes: We are involved in various legal actions which include, without limitation, employment law, wage and hour, dram shop claims, personal injury claims and other such restaurant operational matters. In each instance, we believe that we have meritorious defenses to the allegations made and we are vigorously defending these claims.

We believe that the ultimate disposition of these matters will not, individually or in the aggregate, have a material adverse effect upon our business or consolidated financial position.

Lease guarantees and contingencies: In connection with the sale of restaurants to franchisees and other parties, we have, in certain cases, remained contingently liable for the remaining lease payments. As of December 25, 2005, we have outstanding lease guarantees of approximately $17,200,000. These leases expire at various times with the final lease agreement expiring in 2018. In addition, we or our subsidiaries are contingently liable for various leases that we have assigned in connection with the sale of restaurants to franchisees and other parties, in the potential amount of $14,100,000. We have not recorded a liability related to these contingent lease liabilities as of December 25, 2005 or December 26, 2004.

Franchisee guarantees: In 2003, we arranged for a third-party financing company to provide up to $75,000,000 to qualified franchisees for short-term loans to fund remodel investments, subject to our approval. Under the terms of this financing program, we provided a limited guarantee pool for the loans advanced during the three-year period ending December 2006. In the fourth quarter of 2005, this program was terminated and we were released from the guarantees that we had previously provided under this program.

In 2004, we arranged for a third-party financing company to provide up to $250,000,000 to qualified franchisees for loans to fund development of new restaurants through October 2007, subject to our approval. We will provide a limited guarantee of 10% of certain loans advanced under this program. We will be released from our guarantee if certain operating results are met after the restaurant has been open for at least two years. As of December 25, 2005, there were loans outstanding to six franchisees for approximately $50,400,000 under this program. The fair value of our guarantees under this financing program is approximately $100,000 and is recorded in non-current liabilities in our consolidated balance sheet as of December 25, 2005.

Severance agreements: We have severance and employment agreements with certain officers providing for severance payments to be made in the event the associate resigns or is terminated related to a change in control. The agreements define the circumstances which will constitute a change in control. If the severance payments had been due as of December 25, 2005, we would have been required to make payments totaling approximately $13,300,000. In addition, we have severance and employment agreements with certain officers which contain severance provisions not related to a change in control. Those provisions would have required aggregate payments of approximately $6,200,000 if such officers had been terminated as of December 25, 2005.

19.  Stockholders' Equity

In October 2004, our Board of Directors authorized repurchases of our common stock of up to $150,000,000 beginning in 2005. In October 2005, our Board of Directors approved an additional $175,000,000 to repurchase our common stock, subject to market conditions. During 2005, we repurchased 8,288,093 shares of our common stock at an average price of $23.66 for an aggregate cost of approximately $196,100,000. As of December 25, 2005, we had completed the 2004 stock repurchase authorization and had approximately $129,000,000 remaining under the 2005 repurchase authorization.

A reconciliation of our treasury shares for the past three fiscal years is provided below (shares in thousands):


                                                                       Treasury
                                                                        Shares
                                                                    ---------------
Balance as of December 29, 2002..............................            25,423
Purchases of treasury stock..................................             2,519
Stock options exercised......................................            (1,847)
Shares issued under employee benefit plans...................              (276)
Restricted shares awarded under equity incentive plans.......              (103)
                                                                    ---------------
Balance as of December 28, 2003..............................            25,716
Purchases of treasury stock..................................             3,994
Stock options exercised......................................            (1,982)
Shares issued under employee benefit plans...................              (275)
Restricted shares awarded under equity incentive plans.......               (78)
                                                                    ---------------
Balance as of December 26, 2004..............................            27,375
Purchases of treasury stock..................................             8,288
Stock options exercised......................................            (1,045)
Shares issued under employee benefit plans...................              (209)
Restricted shares awarded under equity incentive plans.......              (104)
                                                                    ---------------
Balance as of December 25, 2005..............................            34,305
                                                                    ===============

20.  Employee Benefit Plans

Employee stock option plans: At the 1995 Annual Meeting of Stockholders, the 1995 Equity Incentive Plan (the "1995 Plan") was approved. The 1995 Plan was re-approved at the 2005 Annual Meeting of Stockholders. The 1995 Plan allows the committee to grant stock options, stock appreciation rights, restricted stock awards, performance unit awards and performance share awards (collectively, "Awards") to eligible participants. The 1995 Plan authorizes the committee to issue up to 19,900,000 shares. Options granted under the 1995 Plan during 1995 have a term of five to ten years and are generally exercisable three years from date of grant. Options granted under the 1995 Plan during 1996 through 1998 have a term of ten years and are generally 50% exercisable three years from date of grant, 25% exercisable four years from date of grant, and 25% exercisable five years from date of grant. Options granted under the 1995 Plan during 1999 through 2004 have a term of ten years and are generally exercisable at either one, two, three or five years from the date of grant. Options granted under the 1995 Plan during 2005 have a term of seven years and are generally exercisable between two and five years from the date of grant. Subject to the terms of the 1995 Plan, the committee has the sole discretion to determine the associates to whom it grants Awards, the size and types of the Awards and the terms and conditions of the Awards.

During 1999, our Board of Directors approved the 1999 Employee Incentive Plan (the "1999 Plan") which allows the committee to grant nonqualified stock options, stock appreciation rights, restricted stock, performance units and performance shares to eligible participants. The 1999 Plan authorizes the committee to issue up to 2,473,875 shares. Options granted under the 1999 Plan have a term of ten years and are generally exercisable one, two or three years from the date of grant. In 2003, we ceased granting options under this plan. Under both plans, the option price for both qualified and nonqualified options cannot be less than the fair market value of our common stock on the date the committee grants the options.

Both plans permit the committee to grant performance shares. Performance shares represent rights to receive our common stock, cash or any combination thereof, based upon certain performance criteria. In 2002, the committee approved performance share plans with a three-year performance period. We recorded compensation expense of $2,667,000 in 2003 related to these grants. In 2004, we reversed $447,000 of compensation expense previously recognized due to the 2004 performance versus our three-year performance criteria. We recorded compensation expense of $65,000 in 2005 related to these grants. These amounts were based on the market price of our common stock at the end of each fiscal year. Performance shares are no longer used by the committee.

We account for both plans in accordance with APB Opinion No. 25 which requires us to recognize compensation cost based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. Under this method, we have recognized no compensation cost for stock option awards, except for performance shares as described above.

Transactions relative to both plans are as follows:



                                              1999 Plan                     1995 Plan
                                     ----------------------------- -----------------------------
                                                      Weighted                       Weighted
                                                       Average                        Average
                                       Number of      Exercise        Number of      Exercise
                                        Options         Price          Options         Price
                                     -------------- -------------- ---------------- ------------
  Options outstanding at
      December 29, 2002............    2,144,978        $11.93         5,587,272        $10.41
         Granted...................      134,250        $16.25         1,446,765        $17.36
         Exercised.................     (306,151)       $ 8.51        (1,507,872)       $ 8.11
         Canceled..................     (197,980)       $12.69           (39,117)       $15.33
                                     --------------                ----------------
  Options outstanding at
      December 28, 2003............    1,775,097        $12.77         5,487,048        $12.84
         Granted...................         --             --          1,596,944        $25.82
         Exercised.................     (572,048)       $10.46        (1,445,331)       $10.09
         Canceled..................      (73,439)       $14.81          (570,853)       $14.91
                                     --------------                ----------------
  Options outstanding at
      December 26, 2004............    1,129,610        $13.80         5,067,808        $17.48
         Granted...................         --                         3,277,725        $25.69
         Exercised.................     (418,813)       $13.67          (638,163)       $11.89
         Canceled..................      (46,141)       $16.02          (341,437)       $23.80
                                     --------------                ----------------
  Options outstanding at
      December 25, 2005............      664,656        $13.73         7,365,933        $21.33
                                     ==============                ================
  Options available for grant at
      December 25, 2005............      363,238                       3,552,836
                                     ==============                ================

The number of options exercisable for each plan are summarized below:


                                               1999 Plan                     1995 Plan
                                     ----------------------------- -----------------------------
                                                      Weighted                       Weighted
                                                       Average                        Average
                                        Options       Exercise         Options       Exercise
                                      Exercisable       Price        Exercisable       Price
                                     -------------- -------------- ---------------- ------------
      December 28, 2003...........     146,829         $ 8.56        1,590,897         $ 9.36

      December 26, 2004...........     403,863         $10.95        1,572,468         $10.70

      December 25, 2005...........     556,656         $13.24        1,919,347         $13.33


The following table summarizes information relating to fixed-priced stock options outstanding for both plans at December 25, 2005:

                                                  Options Outstanding                       Options Exercisable
                                    ------------------------------------------------  --------------------------------
                                                        Weighted
                                                        Average         Weighted
                                                       Remaining         Average                          Weighted
                                        Number        Contractual       Exercise          Number          Average
        Range of Exercise Prices      Outstanding          Life            Price        Exercisable     Exercise Price
       ---------------------------  ---------------  ---------------  --------------  ---------------  ---------------
        1995 Plan:
         $   6.18    to $   6.19          13,197        2.5 years         $   6.19          13,197         $   6.19
         $   7.42    to $   7.45          81,515        2.0 years         $   7.43          81,515         $   7.43
         $   8.20    to $   8.97         435,605        2.7 years         $   8.46         435,605         $   8.46
         $   9.81    to $   9.94         249,187        5.1 years         $   9.83         249,187         $   9.83
         $  13.46    to $  14.72         764,914        5.9 years         $  14.54         764,914         $  14.54
         $  15.60    to $  16.35         960,065        7.0 years         $  16.25         201,644         $  16.23
         $  16.97    to $  21.94         592,759        6.8 years         $  20.99          11,625         $  18.44
         $  22.79    to $  28.40       3,996,264        7.1 years         $  25.83         161,660         $  25.69
         $  28.91    to $  28.91         272,427        6.2 years         $  28.91            --                --
                                    ---------------                                   ---------------
         $   6.18    to $  28.91       7,365,933        6.5 years         $  21.33       1,919,347         $  13.33
                                    ===============                                   ===============

        1999 Plan:
         $   7.24    to $   8.45          46,011        4.0 years         $   8.12          46,011         $   8.12
         $   9.81    to $  10.65         145,225        5.2 years         $   9.86         145,225         $   9.86
         $  12.82    to $  17.60         473,420        6.4 years         $  15.46         365,420         $  15.22
                                    ---------------                                   ---------------
         $   7.24    to $  17.60         664,656        6.0 years         $  13.73         556,656         $  13.24
                                    ===============                                   ===============

1989 Plan: During 1989, our Board of Directors approved the 1989 Employee Stock Option Plan (the "1989 Plan"). The 1989 Plan was terminated and replaced with the 1995 Plan at the 1995 Annual Meeting of Stockholders. We had exercises of 6,262 and 78,900 in 2004 and 2003, respectively, related to the 1989 Plan. There are no options outstanding as of December 25, 2005 under the 1989 Plan.

Restricted stock awards: During 2005, 2004, and 2003, the committee granted restricted stock awards to certain officers and key associates. These awards vest over a one to three-year period. We recorded unearned compensation for the market value of the stock at the date of grant, and we have presented this as a reduction to stockholders' equity in the accompanying consolidated balance sheets. We are amortizing unearned compensation ratably to expense over the vesting period. Accordingly, we recognized compensation expense of $2,231,000, $1,422,000 and $1,011,000 in 2005, 2004, and 2003, respectively.

Nonqualified deferred compensation plan: In 2002, we entered into a rabbi trust agreement to protect the assets of the nonqualified deferred compensation plan for certain of our associates. Each participant's account is comprised of their contribution, our matching contribution and each participant's share of earnings or losses in the plan. In accordance with Emerging Issues Task Force No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Are Held in a Rabbi Trust and Invested," the accounts of the rabbi trust are reported in our consolidated financial statements. As of December 25, 2005 and December 26, 2004, our consolidated balance sheets include the investments in other assets and the offsetting obligation is included in other non-current liabilities. The deferred compensation plan investments are considered trading securities and are reported at fair value with the realized and unrealized holding gains and losses related to these investments recorded in other income and the offsetting compensation expense recorded in general and administrative expenses.

Employee retirement plans: During 1992, we established a profit sharing plan and trust in accordance with Section 401(k) of the Internal Revenue Code. We make matching contributions of 50% of associate contributions not to exceed 4.0% of an associate's compensation in any year. Through 2004, we made our contributions in shares of our common stock. Beginning in 2005, we make our contributions in cash. Our contributions vest at the rate of 20% after the associate's second year of service, 60% after three years of service, 80% after four years of service and 100% after five years of service. Contributions under these plans were $2,509,000 in 2005, $2,158,000 in 2004 and $1,755,000 in 2003.

Employee stock purchase plan: During 1996, we established an employee stock purchase plan in accordance with Section 423 of the Internal Revenue Code. The plan was approved at the 1997 Annual Meeting of Stockholders. The plan allows associates to purchase shares of our common stock at a 15% discount through payroll deductions. The Board has authorized 1,350,000 common shares under the plan. Associates purchased 208,780 shares under this plan during 2005, 196,220 shares during 2004 and 196,576 shares during 2003.

21.  Related Party Transactions

As of December 28, 2003, we had a loan outstanding with an interest rate of 5% to an officer for moving related assistance in the amount of $310,000. The remaining principal of $210,000, as well as accrued interest, was paid in September 2004.

22.  Subsequent Event

We completed the acquisition of four franchise restaurants in the Houston area in January 2006 for approximately $8,200,000 in cash.

23.  Quarterly Results of Operations (Unaudited)

The  following  presents  the  unaudited   consolidated   quarterly  results  of
operations for 2005 and 2004. All amounts, except per share amounts, are expressed in thousands.


                                                                     Fiscal Quarter Ended
                                                    ------------------------------------------------------
                                                     March 27,     June 26,    September 25,  December 25,
                                                        2005         2005          2005          2005
                                                    -----------  ------------  ------------  -------------
Revenues:
     Company restaurant sales..................      $270,458     $272,703      $272,673      $ 266,807
     Franchise royalties and fees..............        33,008       32,493        31,589         31,723
     Other franchise income....................         1,065        1,424         1,064          1,643
                                                    -----------  ------------  ------------  -------------
        Total operating revenues...............       304,531      306,620       305,326        300,173
                                                    -----------  ------------  ------------  -------------
Cost of company restaurant sales:
     Food and beverage.........................        71,635       72,565        71,555         70,767
     Labor.....................................        88,724       90,115        90,231         89,493
     Direct and occupancy......................        66,367       71,038        74,706         75,545
     Pre-opening expense.......................         1,167        1,268         1,089          1,243
                                                    -----------  ------------  ------------  -------------
        Total cost of company
           restaurant sales.....................      227,893      234,986       237,581        237,048
                                                    -----------  ------------  ------------  -------------
Cost of other franchise income.................           819        1,229           790          2,054
General and administrative expenses............        26,946       27,980        26,329         28,513
Amortization of intangible assets..............           228          226           204            220
Impairment of long-lived assets................          --           --           3,900           --
Loss on disposition of restaurants
   and equipment...............................          297          564           480            726
                                                    -----------  ------------  ------------  -------------
Operating earnings.............................        48,348       41,635        36,042         31,612
                                                    -----------  ------------  ------------  -------------
Other income (expense):
     Investment income.........................           (41)         449           568            719
     Interest expense..........................          (337)        (634)       (1,232)        (2,162)
     Other income..............................           435          584           593            150
                                                    -----------  ------------  ------------  -------------
        Total other income (expense)...........            57          399           (71)        (1,293)
                                                    -----------  ------------  ------------  -------------
Earnings before income taxes and
   cumulative effect of change in
   accounting principle........................        48,405       42,034        35,971         30,319
Income taxes...................................        16,748       14,544        13,836          9,574(1)
                                                    -----------  ------------  ------------  -------------
Earnings before cumulative effect of change in         31,657       27,490        22,135         20,745
   accounting principle........................
Cumulative effect of change in accounting
   principle...................................          --           --            --             (225)
                                                    -----------  ------------  ------------  -------------
Net earnings...................................      $ 31,657     $ 27,490      $ 22,135      $  20,520
                                                    ===========  ============  ============  =============

Basic net earnings per common share:
Basic earnings before cumulative effect of
   change in   accounting principle............      $   0.39     $   0.34      $   0.28      $    0.27
Cumulative effect of change in accounting
   principle, net of tax ......................          --           --            --             --
                                                    -----------  ------------  ------------  -------------
Basic net earnings per common share............      $   0.39     $   0.34      $   0.28      $    0.27
                                                    ===========  ============  ============  =============
Diluted net earnings per common share:
Diluted earnings before cumulative effect of
   change in accounting principle..............      $   0.38     $   0.34      $   0.28      $    0.27
Cumulative effect of change in accounting
   principle, net of tax ......................          --           --            --             --
                                                    -----------  ------------  ------------  -------------
Diluted net earnings per common share..........      $   0.38     $   0.34      $   0.28      $    0.27
                                                    ===========  ============  ============  =============

Basic weighted average shares outstanding......        80,705       79,897        78,485         75,525
                                                    ===========  ============  ============  =============
Diluted weighted average shares outstanding....        82,375       81,360        79,691         76,542
                                                    ===========  ============  ============  =============

(1) Fourth quarter 2005 net earnings reflect a decrease in income tax expense of $1.1 million due to the resolution of a state income tax matter.


                                                                     Fiscal Quarter Ended
                                                   -------------------------------------------------------
                                                     March 28,     June 27,    September 26,  December 26,
                                                       2004          2004          2004           2004
                                                   ------------ ------------- -------------- -------------
Revenues:
     Company restaurant sales..................     $ 243,560    $ 247,769     $ 247,173      $ 238,296
     Franchise royalties and fees..............        30,715       30,722        30,048         29,736
     Other franchise income....................         3,115        3,399         3,913          3,188
                                                   ------------ ------------- --------------  ------------
        Total operating revenues...............       277,390      281,890       281,134        271,220
                                                   ------------ ------------- --------------  ------------
Cost of company restaurant sales:
     Food and beverage.........................        63,515       66,647        65,115         63,857
     Labor.....................................        79,655       80,683        79,195         78,126
     Direct and occupancy......................        59,342       60,513        61,914         62,938
     Pre-opening expense.......................           567          425         1,020          1,013
                                                   ------------ ------------- --------------  ------------
        Total cost of company
          restaurant sales.....................       203,079      208,268       207,244        205,934
                                                   ------------ ------------- --------------  ------------
Cost of other franchise income.................         2,937        5,035         3,521          2,908
General and administrative expenses............        25,422       24,960        26,752         27,676
Amortization of intangible assets..............            86          158           199            220
Loss on disposition of restaurants and
     equipment.................................           495          584           441            435
                                                   ------------ ------------- --------------  ------------
Operating earnings.............................        45,371       42,885        42,977         34,047
                                                   ------------ ------------- --------------  ------------
Other income (expense):
     Investment income.........................           223           18           325            718
     Interest expense..........................          (344)        (416)         (379)          (487)
     Other income..............................           461          562           754          1,780
                                                   ------------ ------------- --------------  ------------
        Total other income.....................           340          164           700          2,011
                                                   ------------ ------------- --------------  ------------
Earnings before income taxes...................        45,711       43,049        43,677         36,058
Income taxes...................................        15,975       14,919        15,080         11,656
                                                   ------------ ------------- --------------  ------------
Net earnings...................................     $  29,736    $  28,130     $  28,597       $ 24,402
                                                   ============ ============= ==============  ============

Basic net earnings per common share............     $    0.36      $  0.34     $    0.35       $   0.30
                                                   ============ ============= ==============  ============
Diluted net earnings per common share..........     $    0.35      $  0.33     $    0.34       $   0.30
                                                   ============ ============= ==============  ============

Basic weighted average shares outstanding......        81,986       81,781        81,511         80,835
                                                   ============  ============= ==============  ===========
Diluted weighted average shares outstanding....        84,628       84,098        83,503         82,518
                                                   ============  ============= ==============  ===========

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

       3.2 Restated and Amended By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 26, 2004).

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

       10.1      Form of Applebee's Development Agreement.

       10.2      Form of Applebee's Franchise Agreement.

       10.3 Schedule of Applebee's Development and Franchise Agreements as of December 25, 2005.

       10.4 Revolving Credit Agreement dated as of December 3, 2004, Amendment No. 1 dated September 14, 2005 and Amendment No. 2 dated October 26, 2005 (incorporated by reference to Exhibit
                 10.1 of the Registrant's Form 8-K filed on December 7, 2004, Form 8-K filed on September 15, 2005 and Form 8-K filed on October 27, 2005).

                 Management Contracts and Compensatory Plans or Arrangements


       10.5 Amended and Restated 1995 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 26,
                 2005).

       10.6 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2005.

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

       10.9 1999 Employee Incentive Plan, as amended (incorporated by reference to Exhibit 10.14 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 26, 1999).

  Exhibit
   Number                    Description of Exhibit
---------------  ---------------------------------------------------------------

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

       10.13 Employment Agreement dated as of January 9, 2006 by and between the Company and Steven K. Lumpkin (incorporated by reference to the Registrant's Form 8-K filed on January 9, 2006).

       10.14 Previous Form of Change in Control Agreement (incorporated by reference to Exhibit 10.23 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 27, 1998) and schedule of parties thereto.

       10.15 Previous Form of Change in Control Agreement (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2001) and schedule of parties thereto.

       10.16 Current Form of Change in Control and Noncompete Agreement (incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2004) and schedule of parties thereto.

       10.17     Form   of   Officer   Nonqualified   Stock   Option   Agreement
                 (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on December 15, 2004).

       10.18 Form of Officer Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K filed on December 15, 2004).

       10.19 Form of Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 of the Registrant's Form 8-K filed on December 15, 2004).

       10.20 Form of Officer Restricted Stock Award Agreement for shares subject to the Company's stock ownership guidelines (incorporated by reference to Exhibit 10.4 of the Registrant's Form 8-K filed on December 15, 2004).

       10.21 Form of Nonqualified Stock Option Agreement for Nonemployee Directors (incorporated by reference to Exhibit 10.5 of the Registrant's Form 8-K filed on December 15, 2004).

       10.22 Form of Restricted Stock Award for Nonemployee Directors (incorporated by reference to Exhibit 10.6 of the Registrant's Form 8-K filed on December 15, 2004).

       10.23 Executive Nonqualified Stock Purchase Plan (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2004).

   Exhibit
    Number                   Description of Exhibit
--------------- ----------------------------------------------------------------

       10.24 Form of Indemnification Agreement with all Officers and Directors (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2004) and schedule of parties thereto.

       10.25 Executive Retirement Plan, as amended (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2004 and
                 Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2005).

       10.27     Executive  Health Plan  (incorporated  by  reference to Exhibit
                 10.2 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2004).

       10.28     Senior Executive Officer Employment Arrangements.

       10.29     Director Compensation Policy.

       10.30     Stock  Ownership  Guidelines   (incorporated  by  reference  to
                 Exhibit 10.2 of the  Registrant's  Form 8-K filed on January 7,
                 2005).

       10.31 FlexPerx Program (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on January 7, 2005).

       10.32 Form of Stock Appreciation Rights Agreement (incorporated by reference to Form 8-K filed on February 22, 2006).

       10.33 CEO Use of the Company Airplane Policy (incorporated by reference to Exhibit 10.6 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2005).

       10.34 Personal Use of Corporate Aircraft for Senior Team (incorporated by reference to Exhibit 10.7 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2005).

       10.35 Asset Purchase Agreement with The Ozark Apples, Inc. dated April 8, 2005 (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2005).

       10.36 Memorandum of Understanding, dated October 5, 2002 and Amendment 1 dated July 1, 2005, with Louis A. Kaucic (incorporated by reference to the Exhibit 10.14 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 2003 and Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2005).

       10.37 Employment Agreement dated as of January 9, 2006 by and between the Company and David L. Goebel (incorporated by reference to the Registrant's Form 8-K filed on January 9, 2006).

       10.38 Employment Agreement dated as of January 9, 2006 by and between the Company and Steven K. Lumpkin (incorporated by reference to the Registrant's Form 8-K filed on January 9, 2006).

   Exhibit
    Number                   Description of Exhibit
--------------- ----------------------------------------------------------------

       21        Subsidiaries of Applebee's International, Inc.

       23.1      Consent of Deloitte & Touche LLP.

       24        Power of Attorney (see page 45 of the Form 10-K).

       31.1 Certification of Principal Executive Officer Pursuant to SEC Rule 13a-14(a).

       31.2 Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a).

       32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.