Form 10-Q
period 2006-03-26
APPLEBEES INTERNATIONAL INC
filed 2006-05-03
CIK 853665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 26, 2006
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               -----------------------  ------------------------

Commission File Number:              000-17962
                        --------------------------------------------------------


                         Applebee's International, Inc.
            --------------------------------------------------------
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

                                 (913) 967-4000
            --------------------------------------------------------
              (Registrant's telephone number, including area code)


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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer  X    Accelerated filer       Non-accelerated filer
                       -----                   -----                       -----


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

            Yes                       No       X
               -----------              -----------

The number of shares of the registrant's common stock outstanding as of May 1, 2006 was 74,273,957.

                         APPLEBEE'S INTERNATIONAL, INC.
                                    FORM 10-Q
                       FISCAL QUARTER ENDED MARCH 26, 2006
                                      INDEX


                                                                            Page
PART I     FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements:

           Consolidated Balance Sheets as of March 26, 2006
              and December 25, 2005 .....................................      3

           Consolidated Statements of Earnings for the 13 Weeks
              Ended March 26, 2006 and March 27, 2005 ...................      4

           Consolidated Statement of Stockholders' Equity for the
              13 Weeks Ended March 26, 2006 .............................      5

           Consolidated Statements of Cash Flows for the 13 Weeks
              Ended March 26, 2006 and March 27, 2005 ...................      6

           Notes to Condensed Consolidated Financial Statements..........      8

Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations..............     20

Item 3.    Quantitative and Qualitative Disclosures About Market Risk....     32

Item 4.    Controls and Procedures.......................................     32


PART II    OTHER INFORMATION

Item 1.    Legal Proceedings.............................................     34

Item 1A.   Risk Factors..................................................     34

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds...     35

Item 6.    Exhibits......................................................     35

Signatures ..............................................................     36

Exhibit Index............................................................     37

                          PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                         March 26,        December 25,
                                                                                           2006               2005
                                                                                      --------------     --------------
                                     ASSETS
Current assets:
     Cash and cash equivalents...................................................      $   7,451          $   13,040
     Short-term investments, at market value.....................................            287                 286
     Receivables (less allowance of $328 in 2006 and $340 in 2005)...............         37,136              37,857
     Receivables related to captive insurance subsidiary.........................          1,403               1,712
     Inventories.................................................................         15,327              20,373
     Prepaid income taxes........................................................             54               3,488
     Prepaid and other current assets............................................         18,694              13,518
                                                                                      --------------     --------------
        Total current assets.....................................................         80,352              90,274
Property and equipment, net......................................................        607,668             590,593
Goodwill.........................................................................        139,111             138,443
Restricted assets related to captive insurance subsidiary........................         19,115              19,329
Other intangible assets, net.....................................................          7,988               8,050
Other assets, net................................................................         33,896              31,899
                                                                                      --------------     --------------
                                                                                       $ 888,130          $  878,588
                                                                                      ==============     ==============



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt...........................................      $     278          $      259
     Notes payable...............................................................            --                7,900
     Accounts payable............................................................         49,243              63,445
     Accrued expenses and other current liabilities..............................         80,070             100,995
     Loss reserve and unearned premiums related to captive
        insurance subsidiary.....................................................          8,870              10,235
     Accrued dividends...........................................................            --               14,840
     Accrued income taxes........................................................          4,190                 --
                                                                                      --------------     --------------
        Total current liabilities................................................        142,651             197,674
                                                                                      --------------     --------------
Non-current liabilities:
     Long-term debt, less current portion........................................        207,534             180,208
     Deferred income taxes.......................................................         36,369              37,722
     Other non-current liabilities...............................................         53,041              50,374
                                                                                      --------------     --------------
        Total non-current liabilities............................................        296,944             268,304
                                                                                      --------------     --------------
        Total liabilities........................................................        439,595             465,978
                                                                                      --------------     --------------
Commitments and contingencies (Note 3)
Stockholders' equity:
     Preferred stock - par value $0.01 per share: authorized - 1,000,000
        shares; no shares issued.................................................            --                  --
     Common stock - par value $0.01 per share:  authorized - 125,000,000
        shares; issued - 108,503,243 shares......................................          1,085               1,085
     Additional paid-in capital..................................................        242,049             234,988
     Unearned compensation.......................................................            --               (2,614)
     Retained earnings...........................................................        737,428             710,277
                                                                                      --------------     --------------
                                                                                         980,562             943,736
     Treasury stock - 34,041,590 shares in 2006 and 34,304,693 shares
        in 2005, at cost.........................................................       (532,027)           (531,126)
                                                                                      --------------     --------------
        Total stockholders' equity...............................................        448,535             412,610
                                                                                      --------------     --------------
                                                                                       $ 888,130          $  878,588
                                                                                      ==============     ==============

            See notes to condensed consolidated financial statements.


                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                    (in thousands, except per share amounts)


                                                                                 13 Weeks Ended
                                                                         --------------------------------
                                                                           March 26,          March 27,
                                                                             2006               2005
                                                                         -------------     --------------
       Operating revenues:
            Company restaurant sales................................      $  307,899        $   270,458
            Franchise royalties and fees............................          35,935             33,008
            Other franchise income..................................             445              1,065
                                                                         -------------     --------------
               Total operating revenues.............................         344,279            304,531
                                                                         -------------     --------------
       Cost of company restaurant sales:
            Food and beverage.......................................          82,236             71,635
            Labor...................................................         101,031             88,724
            Direct and occupancy....................................          78,946             66,367
            Pre-opening expense.....................................             750              1,167
                                                                         -------------     --------------
               Total cost of company restaurant sales...............         262,963            227,893
                                                                         -------------     --------------
       Cost of other franchise income...............................             766                819
       General and administrative expenses..........................          35,606             26,946
       Amortization of intangible assets............................             204                228
       Impairment and other restaurant closure costs................           1,600                --
       Loss on disposition of property and equipment................             577                297
                                                                         -------------     --------------
       Operating earnings...........................................          42,563             48,348
                                                                         -------------     --------------
       Other income (expense):
            Investment income (loss)................................             745                (41)
            Interest expense........................................          (2,554)              (337)
            Other income............................................             136                435
                                                                         -------------     --------------
               Total other income (expense).........................          (1,673)                57
                                                                         -------------     --------------
       Earnings before income taxes.................................          40,890             48,405
       Income taxes.................................................          13,739             16,748
                                                                         -------------     --------------
       Net earnings.................................................      $   27,151        $    31,657
                                                                         =============     ==============

       Basic net earnings per common share..........................      $     0.37        $      0.39
                                                                         =============     ==============
       Diluted net earnings per common share........................      $     0.36        $      0.38
                                                                         =============     ==============

       Basic weighted average shares outstanding....................          74,147             80,705
                                                                         =============     ==============
       Diluted weighted average shares outstanding..................          75,281             82,375
                                                                         =============     ==============







            See notes to condensed consolidated financial statements.


                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                                 (in thousands)


                                                     Common Stock     Additional                                           Total
                                                 -------------------   Paid-In     Unearned     Retained    Treasury   Stockholders'
                                                   Shares     Amount   Capital   Compensation   Earnings     Stock        Equity
                                                 ---------- -------- ----------- ------------- --------- ------------- -------------
Balance, December 25, 2005 ....................     108,503  $ 1,085  $234,988     $  (2,614)   $710,277   $ (531,126)  $  412,610

   Net earnings................................        --        --       --            --        27,151         --         27,151
   Purchases of treasury stock.................        --        --       --            --          --         (5,171)      (5,171)
   Reclassification of unearned compensation
      related to the adoption of Statement of
      Financial Accounting Standards
      No. 123(R) (Note 2)......................        --        --     (2,614)        2,614        --           --           --
   Stock options exercised and related tax
      benefit..................................        --        --      3,531          --          --          3,229        6,760
   Shares issued under employee benefit plans..        --        --        511          --          --            509        1,020
   Nonvested shares awarded under equity
     incentive plans...........................        --        --       (532)         --          --            532         --
   Stock-based compensation expense related
     to employee-based awards..................        --        --      6,165          --          --           --          6,165
                                                  --------- -------- ----------- ------------- --------- ------------- -------------
Balance, March 26, 2006........................     108,503  $ 1,085  $242,049     $    --      $737,428   $ (532,027)  $  448,535
                                                  ========= ======== =========== ============= ========= ============= =============





            See notes to condensed consolidated financial statements.


                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                                            13 Weeks Ended
                                                                                    --------------------------------
                                                                                      March 26,          March 27,
                                                                                        2006               2005
                                                                                    -------------     --------------
       CASH FLOWS FROM OPERATING ACTIVITIES:
            Net earnings.......................................................       $  27,151         $   31,657
            Adjustments to reconcile net earnings to net
              cash provided by operating activities:
               Depreciation and amortization...................................          15,361             12,531
               Amortization of intangible assets...............................             204                228
               Stock-based compensation........................................           6,165                496
               Other amortization..............................................              45                 63
               Deferred income tax provision...................................           1,278              1,659
               Impairment and other restaurant closure costs...................           1,600                --
               Loss on disposition of property and equipment...................             577                297
               Income tax benefit from stock-based compensation................           1,005              2,638
            Changes in assets and liabilities (exclusive of effects of acquisitions):
               Receivables.....................................................             718             (4,560)
               Receivables related to captive insurance subsidiary.............             309             (1,597)
               Inventories.....................................................           5,104              7,181
               Income taxes....................................................           7,624             12,917
               Prepaid and other current assets................................          (7,794)            (2,050)
               Accounts payable................................................          (9,750)            (8,019)
               Accrued expenses and other current liabilities..................         (21,146)            (5,887)
               Loss reserve and unearned premiums related to captive
                 insurance subsidiary..........................................          (1,365)             3,031
               Other non-current liabilities...................................              23                  6
               Other...........................................................            (191)              (282)
                                                                                    -------------     --------------
               NET CASH PROVIDED BY OPERATING ACTIVITIES.......................          26,918             50,309
                                                                                    -------------     --------------
       CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchases of property and equipment................................         (30,968)           (24,619)
            Restricted assets related to captive insurance subsidiary..........             214               (776)
            Acquisition of restaurants.........................................          (7,962)            (5,742)
                                                                                    -------------     --------------
               NET CASH USED BY INVESTING ACTIVITIES...........................         (38,716)           (31,137)
                                                                                    -------------     --------------
       CASH FLOWS FROM FINANCING ACTIVITIES:
            Purchases of treasury stock........................................          (5,171)           (18,657)
            Dividends paid.....................................................         (14,840)            (4,867)
            Issuance of common stock upon exercise of stock options............           5,075              6,927
            Shares issued under employee benefit plans.........................           1,020              1,027
            Excess tax benefits from stock-based compensation..................             680                --
            Net debt proceeds (payments).......................................          19,445             (8,049)
                                                                                    -------------     --------------
               NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES................           6,209            (23,619)
                                                                                    -------------     --------------
       NET DECREASE IN CASH AND CASH EQUIVALENTS...............................          (5,589)            (4,447)
       CASH AND CASH EQUIVALENTS, beginning of period..........................          13,040             10,642
                                                                                    -------------     --------------
       CASH AND CASH EQUIVALENTS, end of period................................       $   7,451         $    6,195
                                                                                    =============     ==============


            See notes to condensed consolidated financial statements.


                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                   (Unaudited)
                                 (in thousands)


                                                                                           13 Weeks Ended
                                                                                 ------------------------------------
                                                                                     March 26,           March 27,
                                                                                       2006                2005
                                                                                 ----------------    ----------------
SUPPLEMENTAL DISCLOSURES OF CASH
     FLOW INFORMATION:
     Cash paid during the 13 week period for:
       Income taxes........................................................         $    3,153          $      626
                                                                                 ================    ================
       Interest............................................................         $    2,472          $      210
                                                                                 ================    ================


SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

We issued nonvested shares (previously referred to as restricted stock prior to fiscal 2006) of $1,499,000 for the 13 weeks ended March 26, 2006 and nonvested shares, net of forfeitures, of $2,727,000 for the 13 weeks ended March 27, 2005, respectively.

In 2002, we entered into a rabbi trust agreement to protect the assets of the nonqualified deferred compensation plan for certain of our associates. The plan investments are included in other assets and the offsetting obligation is included in other non-current liabilities in our consolidated balance sheets. We had non-cash increases in these balances of $1,059,000 and $2,257,000 for the 13 weeks ended March 26, 2006 and March 27, 2005, respectively.

We had property and equipment purchases accrued in accounts payable of approximately $9,900,000 as of March 26, 2006.



            See notes to condensed consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Basis of Presentation

Our condensed consolidated financial statements included in this Form 10-Q have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, we believe that the disclosures are adequate to make the information presented not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 25, 2005.

We believe that all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results of the interim periods presented, have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.


2.       Stock-Based Compensation

Our Board of Directors has approved the Amended and Restated 1995 Equity Incentive Plan ("1995 Plan") and the 1999 Employee Incentive Plan ("1999 Plan") which allow the granting of stock options, stock appreciation rights ("SARs"), nonvested shares, performance units and performance shares to eligible participants. Grants of stock options and SARs may be either incentive or nonqualified. There are 19,900,000 and 2,473,875 shares authorized under the 1995 Plan and the 1999 Plan, respectively. As of March 26, 2006, we had 3,286,440 and 317,097 shares available for grant under the 1995 Plan and 1999 Plan, respectively. We issue shares out of our treasury for stock option exercises, SARs exercises and nonvested share issuances.

Prior to fiscal 2006, we accounted for these stock-based compensation awards under the intrinsic method of Accounting Principles Board ("APB") Opinion No.
25. Opinion No. 25 required compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. All options awarded under both of our plans were granted with an exercise price equal to the fair market value on the date of the grant and, accordingly, no compensation expense was recognized for stock option awards. In addition, we adopted the disclosure provisions of Statements of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." The Statement required prominent disclosures in financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

Under APB Opinion No. 25, pro forma expense for stock-based compensation was calculated using a graded vesting schedule over the explicit vesting period. The following table presents the effect on our net earnings and earnings per share had we adopted the fair value method of accounting for stock-based compensation under SFAS No. 123, "Accounting for Stock-Based Compensation" for the 13 weeks ended March 27, 2005 (in thousands, except for per share amounts).



                                                                       March 27,
                                                                         2005
                                                                   ---------------
     Net earnings, as reported...................................    $  31,657

     Add: Stock-based compensation expense included
         in net earnings, net of related taxes...................          282
     Less: Total stock-based employee compensation expense
          determined under fair value-based methods for all
          awards, net of related taxes (1).......................        1,604
                                                                   ---------------

     Pro forma net earnings......................................    $  30,335
                                                                   ===============

     Basic net earnings per common share, as reported............    $    0.39
                                                                   ===============
     Basic net earnings per common share, as adjusted............    $    0.38
                                                                   ===============

     Diluted net earnings per common share, as reported..........    $    0.38
                                                                   ===============
     Diluted net earnings per common share, as adjusted..........    $    0.37
                                                                   ===============

    (1) SFAS No. 123 (revised 2004) requires compensation expense to be recognized over the requisite service period which is generally from the grant date to the earlier of a) the explicit vesting date or b) the date on which the employee becomes retirement eligible. If pro forma expense for the 2005 quarter had been derived using this approach, additional stock-based compensation would have been $1,278, net of tax, and pro forma net income would have been $29,057. Additionally, basic and diluted pro forma earnings per share for the 2005 quarter would have been $0.36 and $0.35, respectively.

The company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS 123(R)") at the beginning of fiscal year 2006. SFAS 123(R) requires all stock-based compensation, including grants of employee stock options, to be recognized in the statement of earnings based on fair value. We adopted this accounting treatment using the modified prospective transition method; therefore results for prior periods have not been restated. SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the fair value on the grant date of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service for that award.

Beginning in fiscal 2006, we changed our method of determining the fair value of stock-based awards from the Black-Scholes model to a binomial model. The binomial model considers a range of assumptions relative to volatility, risk-free interest rates and employee exercise behavior, which more accurately models actual employee behaviors. We believe the binomial model provides a fair value that is more representative of actual and future experience.

Compensation costs related to the first quarter have been recognized for all new awards granted in the first quarter of fiscal 2006 ("2006 quarter") and those awards granted prior to fiscal 2006 that have yet to reach the end of their service period. As required by SFAS 123(R), we began recognizing expense for employee stock-based compensation over the shorter of the vesting period or the period from the date of the grant until the date the employee becomes eligible for retirement. We recognize expense for stock-based compensation over the graded vesting period. We recognized stock-based compensation of approximately $244,000 in labor and approximately $5,921,000 in general and administrative expenses in the condensed consolidated financial statements in the 2006 quarter and approximately $431,000 in general and administrative expenses for the first quarter of fiscal 2005 ("2005 quarter").

The total income tax benefit recognized in the condensed consolidated financial statements for the 2006 quarter and the 2005 quarter was approximately $2,164,000 and $149,000, respectively. As of March 26, 2006, we had unrecognized compensation expense of $26,900,000 to be recognized over a weighted average period of 3.4 years.

As required by SFAS 123(R), unearned compensation of $2,614,000, which was previously reflected as a reduction to stockholders' equity as of December 25, 2005, was reclassified as a reduction to additional paid-in capital.


Stock Options

Prior to fiscal 2005, we granted substantially all of our awards through stock options once per year. These stock options generally vest over three years and expire ten years from the date of the grant.

In fiscal 2005, we granted substantially all of our awards through quarterly stock options grants. Grants issued in the first quarter of each year vest three years from the date of the grant. Grants issued in subsequent quarters, vest on the same date as the first quarterly stock option grant of that year. In fiscal 2005, we also granted certain employees stock options with 25% of the grant vesting four years from the grant date and the remaining 75% of the grant vesting five years from the grant date. Beginning in fiscal 2005, option grants expire six to seven years from the date of the grant. In the 2006 quarter, we issued grants to certain employees and members of the board of directors which vest either one or three years from the date of the grant. The outside members of the board of directors will continue to receive a grant of options every year which expire 10 years from the grant date.

Transactions for stock options relative to both plans for the 2006 quarter were as follows:




                                                                  1995 Plan
                                     ---------------------------------------------------------------------
                                                                           Weighted
                                                          Weighted         Average
                                                          Average         Remaining
                                         Number of        Exercise       Contractual        Aggregate
                                          Options          Price             Life        Intrinsic Value
                                     ----------------- --------------- --------------- -------------------
Options outstanding at                                                                    (in thousands)
    December 25, 2005............         7,365,933       $   21.33       6.5 years
       Granted...................           293,010       $   22.58
       Exercised.................          (269,717)      $   14.30                        $    2,689
       Expired...................              --               --
       Forfeited.................           (80,849)      $   25.73
                                     -----------------
Options outstanding at
    March 26, 2006...............         7,308,377       $   21.59       6.4 years        $   28,340
                                     =================
Options exercisable at
     March 26, 2006..............         2,516,400       $   14.57       5.5 years        $   25,324
                                     =================

                                      10.


                                                                  1999 Plan
                                     ---------------------------------------------------------------------
                                                                          Weighted
                                                          Weighted         Average
                                                          Average         Remaining
                                         Number of        Exercise       Contractual       Aggregate
                                          Options          Price            Life         Intrinsic Value
                                     ----------------- --------------- --------------- -------------------
Options outstanding at                                                                    (in thousands)
    December 25, 2005............           664,656       $   13.73        6.0 years
       Granted...................              --               --
       Exercised.................           (93,434)      $   14.08                        $      922
       Expired...................              --               --
       Forfeited.................              --               --
                                     -----------------
Options outstanding at
    March 26, 2006...............           571,222       $   13.67        5.7 years       $    6,193
                                     =================
Options exercisable at
    March 26, 2006...............           559,972       $   13.62        5.7 years       $    6,099
                                     =================

The aggregate intrinsic value was calculated using the difference between the current market price and the grant price for only those awards that have a grant price that is less than the current market price.

We derived the following weighted-average assumptions using the binomial model in the 2006 quarter and the Black-Scholes model for the 2005 quarter for stock options:

                                            March 26,           March 27,
                                              2006                2005
                                         ---------------     ---------------
                                           (Binomial)        (Black-Scholes)
     Expected term in years                     4.8                 4.4
     Expected stock price volatility           31.3%               33.6%
     Expected dividend yield                    0.9%                0.3%
     Risk-free interest rate                    4.6%                4.2%
     Fair value of options granted            $ 6.93              $ 9.20

                                      11.

Stock Appreciation Rights

Beginning in the 2006 quarter, we began granting substantially all of our awards through quarterly SAR grants which are exercisable in shares of our common stock. Grants issued for the first quarter of each year vest three years from the date of the grant. Grants issued in subsequent quarters, vest on the same date as the first quarterly stock option grant of that year. The SARs granted in the 2006 quarter expire seven years from the date of the grant.



                                                                  1995 Plan
                                     ---------------------------------------------------------------
                                                                       Weighted
                                                       Weighted         Average
                                                       Average         Remaining
                                        Number of      Exercise       Contractual      Aggregate
                                          SARs          Price            Life       Intrinsic Value
                                     -------------- -------------- ---------------- ----------------
 SARs outstanding at                                                                 (in thousands)
      December 25, 2005............         --               --
         Granted(1)................      334,125      $    23.57
         Exercised.................         --               --
         Expired...................         --               --
         Forfeited.................         --               --
                                     --------------
  SARs outstanding at
      March 26, 2006...............      334,125      $    23.57       6.9 years      $   314
                                     ==============
  SARs exercisable at
      March 26, 2006...............         --
                                     ==============

(1) Upon exercise of SARs, employees will receive the number of shares of common stock equal to the appreciation in the fair market value of the number of shares based on the difference between the fair market value on the grant date and the fair market value on the date of exercise. The number of shares of common stock delivered as payment of such appreciation will reduce the shares available for issuance under the 1995 Plan.


We derived the following weighted-average assumptions for SARs using the binomial model in the 2006 quarter:

                                                 March 26,
                                                   2006
                                              ---------------
                                                (Binomial)
     Expected term in years                          4.2
     Expected stock price volatility                31.3%
     Expected dividend yield                         0.9%
     Risk-free interest rate                         4.6%
     Fair value of SARs granted                $     6.71


Assumptions

We determined our assumptions for stock options and SAR grants based on the following methodology:

Expected term: We have determined the expected term based upon the assumption that all outstanding options will be exercised at the midpoint of the current holding period and the full contractual term.

Expected volatility: We have determined the expected volatility based on a weighted average of Applebee's volatility over the expected term, historical volatility of certain peer group restaurant volatilities and Applebee's implied volatility.

Expected dividend yield: We have determined the expected dividend yield based upon our expected dividends as a percentage of our current stock price.

Risk-free interest rate: We have determined the risk-free interest rate using the U.S. Treasury yield curve in effect at the time of the grant for the expected term of the award.


Nonvested Shares

We grant nonvested shares under our 1995 Plan. Nonvested shares vest either one, two or three years after the date of the grant. The fair value of nonvested shares granted is equal to the market price of the stock at the date of grant. The weighted average fair value of nonvested shares was $23.34 and $28.05 in the 2006 quarter and the 2005 quarter, respectively. Transactions during the 2006 quarter were as follows (in thousands, except fair values):

                                                                                                 Weighted
                                                                                Number of        Average
                                                                                  Awards        Fair Value
                                                                              --------------- --------------
Nonvested share awards outstanding as of December 25, 2005.................       257,813      $    26.59
Granted....................................................................        64,235           23.34
Vested.....................................................................       (88,179)          26.03
Forfeited..................................................................          --               --
                                                                              --------------- --------------
Nonvested share awards outstanding as of March 26, 2006....................       233,869      $    25.91
                                                                              =============== ==============

As of March 26, 2006, we had unrecognized compensation expense related to nonvested share awards of approximately $2,900,000 which will be recognized over a weighted average period of 1.8 years.

Employee stock purchase plan

Our Board of Directors has authorized an employee stock purchase plan that allows associates to purchase shares of our common stock at a 15% discount through payroll deductions. We record compensation for this plan using the Black-Scholes valuation model in the quarter that the purchase occurs. As of March 26, 2006, 298,935 shares of the 1,850,000 shares which were authorized under this plan were available for purchase.


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

Lease guarantees and contingencies: In connection with the sale of restaurants to franchisees and other parties, we have, in certain cases, remained contingently liable for the remaining lease payments. As of March 26, 2006, we have outstanding lease guarantees of approximately $16,800,000. These leases expire at various times with the final lease agreement expiring in 2018. In addition, we or our subsidiaries are contingently liable for various leases that we have assigned in connection with the sale of restaurants to franchisees and other parties, in the potential amount of $13,700,000. We have not recorded a liability related to these contingent lease liabilities as of March 26, 2006 or December 25, 2005.

In 2004, we arranged for a third-party financing company to provide up to $250,000,000 to qualified franchisees for loans to fund development of new restaurants through October 2007, subject to our approval. We will provide a limited guarantee of 10% of certain loans advanced under this program. We will be released from our guarantee if certain operating results are met after the restaurant has been open for at least two years. As of March 26, 2006, there were loans outstanding to six franchisees for approximately $56,500,000 under this program. The fair value of our guarantees under this financing program is approximately $110,000 and is recorded in non-current liabilities in our consolidated balance sheet as of March 26, 2006.

Severance agreements: We have severance and employment agreements with certain officers providing for severance payments to be made in the event the associate resigns or is terminated not related to a change in control, some of which require payments to be made only if we enforce certain terms in the agreements. If the severance payments had been due as of March 26, 2006, we would have been required to make payments totaling approximately $12,000,000. In addition, we have severance and employment agreements with certain officers which contain severance provisions related to a change in control. The agreements define the circumstances which will constitute a change in control. Those provisions would have required additional aggregate payments of approximately $6,100,000 if such officers had been terminated as of March 26, 2006.

4.       Net Earnings Per Share

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


                                                                           13 Weeks Ended
                                                                --------------------------------
                                                                   March 26,         March 27,
                                                                     2006              2005
                                                                ---------------  ---------------
      Net earnings............................................    $  27,151        $   31,657
                                                                ===============  ===============

      Basic weighted average shares outstanding...............       74,147            80,705
      Dilutive effect of stock options and
           equity-based compensation..........................        1,134             1,670
                                                                ---------------  ---------------
      Diluted weighted average shares outstanding.............       75,281            82,375
                                                                ===============  ===============

      Basic net earnings per common share.....................    $    0.37        $     0.39
                                                                ===============  ===============
      Diluted net earnings per common share...................    $    0.36        $     0.38
                                                                ===============  ===============

We excluded stock options and SARs with exercise prices greater than the average market price of our common stock for the applicable periods from the computation of diluted weighted average shares outstanding as the effect would be anti-dilutive. We excluded approximately 5,110,000 and 167,000 of these options and SARs from our diluted weighted average share computation for the 2006 quarter and 2005 quarter, respectively.

5.       Acquisitions

All of our acquisitions discussed below have been accounted for using the purchase method of accounting and, accordingly, our condensed consolidated financial statements reflect the results of operations for each acquisition subsequent to the date of acquisition. The assets acquired and liabilities assumed are recorded at estimates of fair value as determined by management based upon information available. We finalize the allocation of purchase price to the fair value of assets acquired and liabilities assumed when we obtain information sufficient to complete the allocation, but in each case, no longer than one year after the acquisition date.

In January 2006, we completed the acquisition of four Applebee's restaurants in the Houston market for approximately $8,200,000 in cash. The purchase price was allocated to the fair value of property and equipment of $7,400,000, goodwill of approximately $600,000, reacquired franchise rights of approximately $100,000, and other net assets of approximately $100,000. In connection with this acquisition, we paid approximately $8,000,000 in the 2006 quarter.

In May 2005, we completed the acquisition of 12 Applebee's restaurants in Missouri, Kansas and Arkansas, which included one restaurant under construction, for approximately $39,500,000 in cash. The purchase price was allocated to the fair value of property and equipment of $17,500,000, goodwill of $21,500,000, reacquired franchise rights of approximately $300,000, and other net assets of approximately $200,000.

The following table is comprised of actual company restaurant sales for the two restaurant acquisitions above, which are included in our condensed consolidated financial statements for each period presented, and proforma company restaurant sales assuming the acquisitions occurred at the beginning of the preceding fiscal year for each acquisition (in thousands):

                                                                        13 Weeks Ended
                                                             -------------------------------------
                                                                  March 26,          March 27,
                                                                    2006               2005
                                                             ------------------ ------------------
     Actual company restaurant sales
       for acquired restaurants...........................     $     1,500        $      --
                                                             ================== ==================
     Pro forma company restaurant sales
       for acquired restaurants...........................     $     2,200        $     8,200
                                                             ================== ==================

In April 2005, we completed the acquisition of eight Applebee's restaurants in the Memphis market, which were closed in 2004 by a former franchisee, for approximately $8,800,000 payable in cash. In connection with this acquisition, we paid approximately $800,000 in 2004 and $8,000,000 in 2005. The purchase price of $8,800,000 was allocated to the fair value of property and equipment of approximately $8,200,000 and goodwill of approximately $600,000. We have remodeled and opened seven restaurants and the remaining restaurant was sold to a third party.

6.       Goodwill and Other Intangible Assets

Changes in goodwill are summarized below (in thousands):

                                                                   March 26,       December 25,
                                                                     2006              2005
                                                             ------------------ ------------------
      Carrying amount, beginning of the year..............     $    138,443      $     116,344
      Goodwill acquired during the period.................              668             22,099
                                                             ------------------ ------------------
      Goodwill amount, end of the period..................     $    139,111      $     138,443
                                                             ================== ==================

Intangible assets subject to amortization pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets," are summarized below (in thousands):

                                                                        March 26, 2006
                                                  -----------------------------------------------------------
                                                    Gross Carrying        Accumulated           Net Book
                                                       Amount             Amortization            Value
                                                  ------------------    ----------------    -----------------
     Amortized intangible assets:
         Franchise interest and rights.......       $      6,371          $      5,965        $        406
         Lease acquisition costs.............              4,939                   854               4,085
         Noncompete agreement................                350                   131                 219
                                                  ------------------    ----------------    -----------------
     Total...................................       $     11,660          $      6,950        $      4,710
                                                  ==================    ================    =================



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
                                                  ==================    ================    =================

We expect annual amortization expense for amortizable other assets for the next five fiscal years to range from approximately $400,000 to $800,000.

Intangible   assets  not  subject  to  amortization  are  summarized  below  (in thousands):

                                                                  March 26,        December 25,
                                                                    2006               2005
                                                             ------------------ ------------------
      Carrying amount, beginning of the year..............     $     3,138         $     2,793
      Nonamortizable intangible assets acquired
           during the period..............................             140                 345
                                                             ------------------ ------------------
      Nonamortizable intangible assets amount,
           end of the period..............................     $     3,278         $     3,138
                                                             ================== ==================

In connection with our acquisition of four Applebee's restaurants in Houston from a franchisee in January 2006, we recorded approximately $100,000 of reacquired franchise rights (Note 5).

In connection with our acquisition of 12 Applebee's restaurants in Missouri, Kansas and Arkansas from a franchisee in May 2005, we recorded approximately $300,000 of reacquired franchise rights.

The amount allocated to reacquired franchise rights is based upon the initial franchise fees received from these franchisees. This intangible asset has an indefinite life and, accordingly, will not be amortized but tested for impairment at least annually.

7.       Captive Insurance Subsidiary

In 2002, we formed Neighborhood Insurance, Inc., a Vermont corporation and a wholly-owned captive insurance subsidiary to provide Applebee's International, Inc. and qualified franchisees with workers' compensation and general liability insurance. In 2005, we reduced the types of insurance coverage plans offered which resulted in fewer franchisee participants in our captive insurance program. Through 2005, Applebee's International, Inc. and covered franchisees made premium payments to the captive insurance company which pays administrative fees and insurance claims, subject to individual and aggregate maximum claim limits under the captive insurance company's reinsurance policies. Franchisee premium amounts billed by the captive insurance company were established based upon third-party actuarial estimates of settlement costs for incurred and anticipated claims and administrative fees. Franchisee premiums were included in other franchise income ratably over the policy year and the related offsetting expenses were included in cost of other franchise income. In 2006, we discontinued writing any new coverage. Franchise premium adjustments will be included in other franchise income when audited.

Cost of other franchise income includes costs related to the resolution of claims arising from franchisee participation in our captive insurance program. We do not expect franchisee participation in the captive insurance company to have a material impact on our net earnings. Our consolidated balance sheets include the following balances related to the captive insurance subsidiary:


     o Franchise premium receivables of approximately $1,400,000 and $1,700,000 as of March 26, 2006 and December 25, 2005, respectively, included in receivables related to captive insurance subsidiary.
     o Cash equivalent and other long-term investments restricted for the payment of claims of approximately $18,400,000 and $18,600,000 as of March 26, 2006 and December 25, 2005, respectively, included in restricted assets related to captive insurance subsidiary.
     o    Loss  reserve  and  unearned  premiums  related to  captive  insurance subsidiary of approximately $19,200,000 and $20,700,000 as of March 26, 2006 and December 25, 2005, respectively. Approximately $10,500,000 for both March 26, 2006 and December 25, 2005 is included in other non-current liabilities.
     o Other miscellaneous items, net, of approximately $600,000 and $400,000 as of March 26, 2006 and December 25, 2005, respectively, included in several line items in the consolidated balance sheets.

8.       Impairment and Other Restaurant Closure Costs

During our  preparation  of the 2006 quarter  condensed  consolidated  financial statements, we recorded an asset impairment charge of approximately $900,000 consisting of the write-down of the carrying value of the property and equipment of two restaurants that are not performing as expected. This impairment charge has been included in our consolidated statements of earnings for the 2006 quarter. We use current and historical operating results to estimate future cash flows on a restaurant by restaurant basis. The asset impairment charge was calculated by comparing the carrying value of the restaurants' assets to the estimated future cash flow projections. We continue to operate the restaurants, although we may close one or both of the underperforming restaurants in the future.

In the 2006 quarter, we closed two restaurants and recorded $700,000 relating to remaining lease obligations. The expense was included in impairment and other restaurant closure costs in the consolidated statement of earnings.

9.       Treasury Shares

As of March 26, 2006, we had approximately 34,042,000 shares held in treasury. A reconciliation of our treasury shares for the 2006 quarter is provided below (shares in thousands):

                                                                   Treasury
                                                                    Shares
                                                               ---------------
    Balance as of December 25, 2005........................         34,305
    Purchases of treasury stock............................            218
    Stock options exercised................................           (360)
    Shares issued under employee benefit plans.............            (57)
    Nonvested shares awarded under equity incentive
        plans..............................................            (64)
                                                               ---------------
    Balance as of March 26, 2006...........................         34,042
                                                               ===============

10.      New Accounting Pronouncement

In March 2006, the Emerging Issues Task Force ("EITF") issued EITF Issue 06-3, "How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement." A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. We present company sales net of sales taxes. This Issue will not impact the method for recording these sales taxes in our consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The statements contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section regarding restaurant development, comparable sales, Carside To Go(TM), revenue growth, restaurant margin, commodity costs, general and administrative expenses, capital expenditures, return on equity and financial commitments are forward-looking and based on current expectations. There are several risks and uncertainties that could cause actual results to differ materially from those described. These risks include, but are not limited to, our ability and the ability of our franchisees to open and operate additional restaurants profitably, the ability of our franchisees to obtain financing, the continued growth of our franchisees, our ability to attract and retain qualified franchisees, the impact of intense competition in the casual dining segment of the restaurant industry, the impact of economic factors on consumer spending and our ability to control restaurant operating costs which are impacted by market changes, minimum wage and other employment laws, food costs and inflation. For a more detailed discussion of the principal factors that could cause actual results to be materially different, you should read our risk factors in Item 1A of our 2005 Annual Report on Form 10-K. We disclaim any obligation to update forward-looking statements.

General

We operate on a 52 or 53 week fiscal year ending on the last Sunday in December. Our fiscal years and fiscal quarters are as follows:

                                                                      Number
        Fiscal Year                 Fiscal Year End                  of Weeks
     -------------------       --------------------------        -----------------
            2005                 December 25, 2005                      52
            2006                 December 31, 2006                      53
            2007                 December 30, 2007                      52
                                                                      Number
        Fiscal Quarter            Fiscal Quarter End                 of Weeks
     -------------------       --------------------------        -----------------
        2005 Quarter             March 27, 2005                         13
        2006 Quarter             March 26, 2006                         13

Our revenues are generated from three primary sources:

o        Company restaurant sales (food and beverage sales)
o        Franchise royalties and fees
o        Other franchise income

Beverage sales consist of sales of alcoholic beverages, while non-alcoholic beverages are included in food sales. Franchise royalties are generally 4% of each franchise restaurant's monthly gross sales. Franchise fees typically range from $30,000 to $35,000 for each restaurant opened. Other franchise income includes revenue from information technology products and services provided to certain franchisees. In 2005, other franchise income also included insurance premiums for the current year and premium audit adjustments for prior years from
franchisee   participation  in  our  captive  insurance  program.

In 2006, we discontinued writing any new coverage. Franchise premium adjustments will be included in other franchise income when audited.

Certain expenses relate only to company operated restaurants. These include:

o        Food and beverage costs
o        Labor costs
o        Direct and occupancy costs
o        Pre-opening expenses

Cost of other franchise income includes costs related to information technology products and services provided to certain franchisees. In 2005, cost of other franchise income included the costs related to franchisee participation in our captive insurance program. In fiscal 2006, we discontinued writing any new coverage. Cost of other franchise income will include costs related to the resolution of claims arising from franchisee participation in our captive insurance program.

Other expenses, such as general and administrative and amortization expenses, relate to both company operated restaurants and franchise operations.

Overview

Applebee's International, Inc. and our subsidiaries develop, franchise and operate casual dining restaurants under the name "Applebee's Neighborhood Grill & Bar," which is the largest casual dining concept in the world with over 1,800 system-wide restaurants open as of March 26, 2006. The casual dining segment of the restaurant industry is highly competitive and there are many factors that affect our profitability. Our industry is susceptible to changes in economic conditions, trends in lifestyles, fluctuating costs, government regulation, availability of resources, and consumer perceptions. When evaluating and assessing our financial performance, we believe there are five key factors:

o Development - the number of new company and franchise restaurants opened during the period. As the largest casual dining concept in the world, Applebee's has a unique opportunity to leverage our brand, system size and scale to optimize our future growth. Our expansion strategy has been to cluster restaurants in targeted markets, thereby increasing consumer awareness and convenience, and enabling us to take advantage of operational, distribution and advertising efficiencies. We currently expect that the Applebee's system will encompass at least 3,000 restaurants in the United States, as well as the potential for at least 1,000 restaurants internationally. In the 2006 quarter, we and our franchisees opened 9 and 20 restaurants, respectively. Together, we have opened at least 100 restaurants system-wide each year for the past 13 fiscal years. In 2006, we currently expect to open approximately 120 restaurants system-wide, comprised of approximately 40 company and 80 franchise restaurants. Development costs, which include construction costs, fixtures and equipment and land costs, increased by approximately 10% in 2005 as compared to 2004. Further increases are expected in 2006 as a result of increased demand for material and labor due to recent catastrophic hurricanes and higher costs of natural resources necessary for the production materials such as iron and steel. We are evaluating the impact of rising development costs on the pipeline of future openings.

o Comparable restaurant sales - a year-over-year comparison of sales for restaurants open at least 18 months. Our revenues are generated primarily from company restaurant sales, franchise royalties and fees, and other franchise income.

    Increases in company and franchise comparable restaurant sales will result in increases in company restaurant sales and franchise fees and royalties. In the 2006 quarter, company comparable sales increased 1.2% while domestic franchise and domestic system-wide comparable sales increased 3.1% and 2.6%, respectively. We have had 31 consecutive quarters of positive system-wide comparable sales growth. We currently expect system-wide comparable sales for 2006 to increase by 2.0% to 3.0%. Comparable restaurant sales increases are driven by increases in the average guest check and/or increases in guest traffic. Average guest check increases result from menu price increases and/or a change in menu mix. Although we may have increases in our average guest check from period to period, our main focus has been increasing guest traffic as we view this component to be more indicative of the long-term health of the Applebee's brand. We are constantly seeking to increase guest traffic by focusing on operations and improving our menu with new food and beverage offerings and the implementation of programs such as Carside To Go(TM) and Weight Watchers(TM). In 2005, we conducted comprehensive consumer research which resulted in a plan to substantially improve the quality and flavor profile of our food and beverage offerings. These menu improvements will impact all sections of our menu.

o    Company  restaurant  margin  -  company  restaurant  sales,  less  food and beverage, labor, direct and occupancy restaurant costs and pre-opening expenses, expressed as a percentage of company restaurant sales. Company restaurant margins were 14.6% and 15.7% in the 2006 quarter and the 2005 quarter, respectively. We currently expect full year 2006 company restaurant margins, which will be dependent on comparable sales performance at company restaurants, to be similar to full year 2005 results. Company restaurant margins are susceptible to fluctuations in commodity costs, labor costs and other operating costs such as utilities. We attempt to negotiate contracts for the majority of our food products in order to mitigate the impact of rising commodity costs. In 2006, we currently expect net commodity costs to decrease by approximately 2.0%, including the negative impact of fuel surcharges. In addition, the improved menu offerings may increase food costs, as these items may have a higher food cost, as a percentage of sales, as compared to other menu offerings.. We may take additional menu price increases to offset this impact. We expect labor costs to continue to be negatively impacted by health insurance costs and the impact of wage rate increases. In addition, higher energy costs, including utilities, fuel surcharges and packaging costs, will have a negative impact on company restaurant margins.

o General and administrative expenses - general and administrative expense expressed as a percentage of total operating revenues. General and administrative expenses were 10.3% and 8.8% in the 2006 and 2005 quarters, respectively. General and administrative expenses, as a percentage of operating revenues, for 2006 are expected to be in the low-to-mid 10 percent range, including the impact of stock-based compensation.

o Return on equity - net earnings expressed as a percent of average stockholders' equity. We believe this is an important indicator as it allows us to evaluate our ability to create value for our shareholders. We have exceeded our stated goal of at least 20% return on equity for the past seven years, and we are a leader in the casual dining industry in this category.


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

We purchase and maintain inventories of certain specialty products to ensure sufficient supplies to the system, to ensure continuity of supply, and to control food costs. We review and make quality control inspections of our inventories to determine obsolescence on an ongoing basis. These reviews require management to make certain estimates and judgments regarding projected usage which may change in the future and may require us to record an inventory impairment.

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

Stock-based compensation: Beginning in 2006, we account for stock-based compensation in accordance with SFAS No. 123(R). As required by SFAS No. 123(R), stock-based compensation is estimated for equity awards at fair value at the grant date. We determine the fair value of equity awards using a binomial model. The binomial model requires various highly judgmental assumptions including the expected life, stock price volatility and the forfeiture rate. If any of the assumptions used in the model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Impairment of long-lived assets: We periodically review restaurant property and equipment for impairment on a restaurant-by-restaurant basis using certain market and restaurant operating indicators including historical cash flows as well as current estimates of future cash flows and/or appraisals. We review other long-lived assets at least annually and when events or circumstances indicate that the carrying value of the asset may not be recoverable. The recoverability is assessed in most instances by comparing the carrying value to its undiscounted cash flows. This assessment process requires the use of estimates and assumptions regarding future cash flows and estimated useful lives, which are subject to a significant degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets.

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

Acquisitions

All of our acquisitions discussed below have been accounted for using the purchase method of accounting and, accordingly, our condensed consolidated financial statements reflect the results of operations for each acquisition subsequent to the date of acquisition. The assets acquired and liabilities assumed are recorded at estimates of fair value as determined by management based upon information available. We finalize the allocation of purchase price to the fair value of assets acquired and liabilities assumed when we obtain information sufficient to complete the allocation, but in each case, no longer than one year after the acquisition date.

In January 2006, we completed the acquisition of four Applebee's restaurants in the Houston market for approximately $8,200,000 in cash. The purchase price was allocated to the fair value of property and equipment of $7,400,000, goodwill of approximately $600,000, reacquired franchise rights of approximately $100,000, and other net assets of approximately $100,000. In connection with this acquisition, we paid approximately $8,000,000 in the 2006 quarter.

In May 2005, we completed the acquisition of 12 Applebee's restaurants in Missouri, Kansas and Arkansas, which included one restaurant under construction, for approximately $39,500,000 in cash. The purchase price was allocated to the fair value of property and equipment of $17,500,000, goodwill of $21,500,000, reacquired franchise rights of approximately $300,000, and other net assets of approximately $200,000.

The following table is comprised of actual company restaurant sales for the two restaurant acquisitions above, which are included in our condensed consolidated financial statements for each period presented, and pro forma company restaurant sales assuming the acquisitions occurred at the beginning of the preceding fiscal year for each acquisition (in thousands):

                                                                        13 Weeks Ended
                                                             -------------------------------------
                                                                  March 26,          March 27,
                                                                    2006               2005
                                                             ------------------ ------------------
     Actual company restaurant sales
       for acquired restaurants...........................     $     1,500        $      --
                                                             ================== ==================
     Pro forma company restaurant sales
       for acquired restaurants...........................     $     2,200        $     8,200
                                                             ================== ==================

In April 2005, we completed the acquisition of eight Applebee's restaurants in the Memphis market, which were closed in 2004 by a former franchisee, for approximately $8,800,000 payable in cash. In connection with this acquisition, we paid approximately $800,000 in 2004 and $8,000,000 in 2005. The purchase price of $8,800,000 was allocated to the fair value of property and equipment of approximately $8,200,000 and goodwill of approximately $600,000. We have remodeled and opened seven restaurants and the remaining restaurant was sold to a third party.

Captive Insurance Subsidiary

In 2002, we formed Neighborhood Insurance, Inc., a Vermont corporation and a wholly-owned captive insurance subsidiary to provide Applebee's International, Inc. and qualified franchisees with workers' compensation and general liability insurance. In 2005, we reduced the types of insurance coverage plans offered which resulted in fewer franchisee participants in our captive insurance program. Through 2005, Applebee's International, Inc. and covered franchisees made premium payments to the captive insurance company which pays administrative fees and insurance claims, subject to individual and aggregate maximum claim limits under the captive insurance company's reinsurance policies. Franchisee premium amounts billed by the captive insurance company were established based upon third-party actuarial estimates of settlement costs for incurred and anticipated claims and administrative fees. Franchisee premiums were included in other franchise income ratably over the policy year and the related offsetting expenses were included in cost of other franchise income. In 2006, we discontinued writing any new coverage. Franchise premium adjustments will be included in other franchise income when audited. Cost of other franchise income includes costs related to the resolution of claims arising from franchisee participation in our captive insurance program. We do not expect franchisee participation in the captive insurance company to have a material impact on our net earnings. Our consolidated balance sheets include the following balances related to the captive insurance subsidiary:


     o Franchise premium receivables of approximately $1,400,000 and $1,700,000 as of March 26, 2006 and December 25, 2005, respectively, included in receivables related to captive insurance subsidiary.
     o Cash equivalent and other long-term investments restricted for the payment of claims of approximately $18,400,000 and $18,600,000 as of March 26, 2006 and December 25, 2005, respectively, included in restricted assets related to captive insurance subsidiary.
     o    Loss  reserve  and  unearned  premiums  related to  captive  insurance subsidiary of approximately $19,200,000 and $20,700,000 as of March 26, 2006 and December 25, 2005, respectively. Approximately $10,500,000 for both March 26, 2006 and December 25, 2005 is included in other non-current liabilities.

     o Other miscellaneous items, net, of approximately $600,000 and $400,000 as of March 26, 2006 and December 25, 2005, respectively, included in several line items in the consolidated balance sheets.

Results of Operations

The  following  table  contains   information   derived  from  our  consolidated
statements of earnings expressed as a percentage of total operating revenues, except where otherwise noted. Percentages may not add due to rounding.

                                                                                      13 Weeks Ended
                                                                           -------------------------------------
                                                                               March 26,           March 27,
                                                                                 2006                2005
                                                                           ----------------    -----------------
        Operating revenues:
             Company restaurant sales....................................         89.4%               88.8%
             Franchise royalties and fees................................         10.4                10.8
             Other franchise income......................................          0.1                 0.3
                                                                           ----------------    -----------------
                Total operating revenues.................................        100.0%              100.0%
                                                                           ================    =================
        Cost of sales (as a percentage of company restaurant sales):
             Food and beverage...........................................         26.7%               26.5%
             Labor.......................................................         32.8                32.8
             Direct and occupancy........................................         25.6                24.5
             Pre-opening expense.........................................          0.2                 0.4
                                                                           ----------------    -----------------
                Total cost of sales......................................         85.4%               84.3%
                                                                           ================    =================

        Cost of other franchise income (as a percentage of other
             franchise income)...........................................        172.1%               76.9%
        General and administrative expenses..............................         10.3                 8.8
        Amortization of intangible assets................................          0.1                 0.1
        Impairment and other restaurant closure costs....................          0.5                  --
        Loss on disposition of property and equipment....................          0.2                 0.1
                                                                           ----------------    -----------------
        Operating earnings...............................................         12.4                15.9
                                                                           ----------------    -----------------
        Other income (expense):
             Investment income (loss)....................................          0.2                  --
             Interest expense............................................         (0.7)               (0.1)
             Other income................................................           --                 0.1
                                                                           ----------------    -----------------
                Total other income (expense).............................         (0.5)                 --
                                                                           ----------------    -----------------
        Earnings before income taxes.....................................         11.9                15.9
        Income taxes.....................................................          4.0                 5.5
                                                                           ----------------    -----------------
        Net earnings.....................................................          7.9%               10.4%
                                                                           ================    =================

The  following  table  sets  forth  certain  financial   information  and  other
restaurant data relating to company and franchise restaurants, as reported to us by franchisees:

                                                                                      13 Weeks Ended
                                                                           -------------------------------------
                                                                               March 26,           March 27,
                                                                                 2006                2005
                                                                           ----------------    -----------------
   Number of restaurants:
        Company:
            Beginning of period..........................................          486                  424
            Restaurant openings..........................................            9                   13
            Restaurant closings..........................................           (2)                  --
            Restaurants acquired from franchisees........................            4                   --
                                                                           ----------------    -----------------
            End of period................................................          497                  437
                                                                           ----------------    -----------------
        Franchise:
            Beginning of period..........................................        1,318                1,247
            Restaurant openings..........................................           20                   13
            Restaurant closings..........................................           (2)                  (3)
            Restaurants acquired from franchisees........................           (4)                  --
                                                                           ----------------    -----------------
            End of period................................................        1,332                1,257
                                                                           ----------------    -----------------
        Total:
            Beginning of period..........................................        1,804                1,671
            Restaurant openings..........................................           29                   26
            Restaurant closings..........................................           (4)                  (3)
                                                                           ----------------    -----------------
            End of period................................................        1,829                1,694
                                                                           ================    =================
   Weighted average weekly sales per restaurant:
            Company......................................................    $  48,087           $   48,193
            Domestic franchise...........................................    $  53,622           $   51,973
            Domestic total...............................................    $  52,055           $   50,969
   Change in comparable restaurant sales:(1)
            Company......................................................         1.2%                 0.3%
            Domestic franchise...........................................         3.1%                 4.8%
            Domestic total...............................................         2.6%                 3.7%
   Total operating revenues (in thousands):
            Company restaurant sales.....................................    $ 307,899           $  270,458
            Franchise royalties and fees(2)..............................       35,935               33,008
            Other franchise income(3)....................................          445                1,065
                                                                           ----------------    -----------------
            Total........................................................    $ 344,279           $  304,531
                                                                           ================    =================

        (1) When computing comparable restaurant sales, restaurants open for at least 18 months are compared from period to period.

        (2) Franchise royalties are generally 4% of each franchise restaurant's reported monthly gross sales. Reported franchise sales (including international restaurants), in thousands, were $904,644 and $832,997 in the 2006 quarter and the 2005 quarter, respectively. Franchise fees typically range from $30,000 to $35,000 for each restaurant opened.

        (3) Other franchise income includes revenue from information technology products and services provided to certain franchisees. In addition, the 2005 period includes insurance premiums from franchisee participation in our captive insurance program.

2006 Quarter Compared With 2005 Quarter

Company Restaurant Sales. Total company restaurant sales increased $37,441,000 (14%) from $270,458,000 in the 2005 quarter to $307,899,000 in the 2006 quarter.
The percentage increase in total company restaurant sales was due to an increase in the number of restaurant weeks open of approximately 14%, which was partially offset by a decline in average weekly sales of 0.2%.

Comparable restaurant sales at company restaurants increased by 1.2% in the 2006 quarter. Weighted average weekly sales at company restaurants decreased 0.2% from $48,193 in the 2005 quarter to $48,087 in the 2006 quarter. The decrease in average weekly sales was due to a reduction in guest traffic in 2006 as compared to 2005. We experienced more significant guest count declines in Virginia, New England and Michigan where approximately 40% of our company restaurants are located. Weighted average weekly sales declined while comparable sales increased due to weaker new restaurant opening volumes primarily in St. Louis, Virginia, Minnesota and New England. These decreases were partially offset by an increase in the average guest check resulting from menu price increases of approximately 2.5% in 2005.

Franchise Royalties and Fees. Franchise royalties and fees increased $2,927,000 (9%) from $33,008,000 in the 2005 quarter to $35,935,000 in the 2006 quarter due primarily to the increased number of franchise restaurants operating during the 2006 quarter as compared to the 2005 quarter, and increases in franchisee comparable restaurant sales. Domestic franchise weighted average weekly sales and comparable restaurant sales increased 3.2% and 3.1%, respectively.

Other Franchise Income. Other franchise income decreased $620,000 (58%) from $1,065,000 in the 2005 quarter to $445,000 in the 2006 quarter due primarily to the decision to discontinue writing new coverage in our captive insurance program. In 2005, franchisee premiums were included in other franchise income ratably over the policy year.

Cost of Company Restaurant Sales. Food and beverage costs increased from 26.5% in the 2005 quarter to 26.7% in the 2006 quarter. Food and beverage costs increased in the 2006 quarter due to a shift in menu mix, higher food costs related to our menu promotions and higher alcoholic beverage costs, as a percentage of sales, related to our late-night value strategy. These increases were partially offset by menu price increases of 2.5%.

Labor costs were 32.8% in both the 2005 quarter and the 2006 quarter. Labor costs were unfavorably impacted by higher hourly wage rates, payroll taxes and group insurance, which were partially offset by lower management incentive compensation and workers' compensation expense.

Direct and occupancy costs increased from 24.5% in the 2005 quarter to 25.6% in the 2006 quarter due primarily to higher utilities and unfavorable year-over-year comparisons for depreciation, as a percentage of sales, due to their relatively fixed nature, and packaging costs.

Pre-Opening Expenses. Pre-opening expenses decreased from 0.4% in the 2005 quarter to 0.2% in the 2006 quarter due primarily to the number of restaurant openings in the 2006 quarter versus the 2005 quarter.

Cost of Other Franchise Income. Cost of other franchise income decreased $53,000 (6%) from $819,000 in the 2005 quarter to $766,000 in the 2006 quarter due to the decision to discontinue writing new coverage in our captive insurance program, which was partially offset by $500,000 recorded for estimated insurance losses from franchise participants.

General and Administrative Expenses. General and administrative expenses increased from 8.8% in the 2005 quarter to 10.3% in the 2006 quarter due primarily to an increase in stock-based compensation related to adoption of SFAS 123(R), a shift in the timing of our annual general manager meeting to the 2006 quarter, and higher compensation expense due to staffing levels. These increases were partially offset by the absorption of general and administrative costs over a larger revenue base.

Impairment and Other Restaurant Closure Costs. In the 2006 quarter, we recorded an asset impairment charge of approximately $900,000 consisting of the write-down of the carrying value of the property and equipment of two restaurants that are not performing as expected. In addition, we closed two restaurants and recognized expense of $700,000 relating to remaining lease obligations.

Investment Income (Loss). Investment income increased from a loss of $41,000 in the 2005 quarter to income of $745,000 in the 2006 quarter due to an increase in the return on investments in our nonqualified deferred compensation plan.

Interest Expense. Interest expense increased from $337,000 in the 2005 quarter to $2,554,000 in the 2006 quarter due primarily to higher interest rates and increased borrowings used for acquisitions, capital expenditure funding, and repurchases of our common stock.

Income Taxes. The effective income tax rate, as a percentage of earnings before income taxes, decreased from 34.6% in the 2005 quarter to 33.6% in the 2006 quarter due to higher hourly employment tax credits and the resolution of a state tax matter.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and borrowings under our credit facility. Our need for capital resources historically has resulted from the construction and acquisition of restaurants, the repurchase of our common stock, and investment in information technology systems. In the past, we have obtained capital through our ongoing operations and debt financing. Cash flows from our ongoing operations primarily include cash generated from company and franchise operations, management of credit from trade suppliers, decisions to enter into restaurant operating leases, and cash received from the exercise of employee stock options. In addition, we have assumed debt or issued new debt in connection with certain mergers and acquisitions. The following table presents a summary of our cash flows for the 2006 and 2005 quarters (in thousands):

                                                            2006 Quarter       2005 Quarter
                                                         ------------------ ------------------
      Net cash provided by operating activities........    $    26,918        $    50,309
      Net cash used by investing activities............        (38,716)           (31,137)
      Net cash provided (used) by financing
         activities....................................          6,209            (23,619)
                                                         ------------------ ------------------
      Net decrease in cash and cash equivalents........    $    (5,589)       $    (4,447)
                                                         ================== ==================

                                      29.

Capital expenditures were $24,619,000 in the 2005 quarter and $30,968,000 in the 2006 quarter. In 2006, we currently expect to open approximately 40 company restaurants, and capital expenditures, excluding franchise acquisitions, are expected to be between $140,000,000 and $150,000,000.

Future capital expenditures will primarily be for the development of new restaurants, refurbishment and capital replacement for existing restaurants, and the enhancement of information systems. Because we expect to continue to purchase a portion of our restaurant sites, the amount of actual capital expenditures will be dependent upon, among other things, the proportion of leased versus owned properties. If we construct more or fewer restaurants than we currently anticipate, or acquire additional restaurants, our capital requirements will increase or decrease accordingly. In addition, we expect to incur approximately $20 million in costs associated with the construction of our new corporate headquarters in 2006.

In January 2006, we completed the acquisition of land for our new corporate headquarters for approximately $4,500,000 in cash.

In January 2006, we completed the acquisition of four Applebee's restaurants in the Houston area for approximately $8,200,000 in cash. In connection with this acquisition, we paid approximately $8,000,000 in the 2006 quarter.

In May 2005, we completed the acquisition of 12 Applebee's restaurants in Missouri, Kansas and Arkansas, which included one restaurant under construction, for approximately $39,500,000 in cash.

In April 2005, we completed the acquisition of eight Applebee's restaurants in the Memphis market, which were closed in 2004 by a former franchisee, for approximately $8,800,000 in cash. In connection with this acquisition, we paid approximately $800,000 in 2004 and $8,000,000 in 2005.

In December 2004, we completed the refinancing of our $150,000,000 unsecured revolving credit facility. The new bank credit agreement provided for a $150,000,000 five-year unsecured revolving credit facility, of which $40,000,000 may be used for the issuance of letters of credit. The facility is subject to various covenants and restrictions which, among other things, require the maintenance of stipulated fixed charge, leverage and indebtedness to capitalization ratios, as defined. There is no limit on cash dividends provided that the declaration and payment of such dividend does not cause a default of any other covenant contained in the agreement. The facility is subject to other standard terms, conditions, covenants and fees. In September 2005, we entered into an amendment to our credit facility which increased the revolving credit commitment available from $150,000,000 to $200,000,000. In October 2005, we entered into a second amendment to our credit facility which increased the revolving credit commitment available from $200,000,000 to $250,000,000 and provided for an additional $75,000,000 of revolving credit upon satisfaction of the conditions set forth in the credit facility. As of March 26, 2006, we were in compliance with the covenants contained in our credit agreement. As of March 26, 2006, we had borrowings of $202,400,000, standby letters of credit of $16,400,000 outstanding and approximately $31,200,000 available under our revolving credit facility. During 2006, we expect to fund operations, capital expansion, any repurchases of common stock and the payment of dividends from cash flows from operations and borrowings under our revolving credit facility.

In October 2005, our Board of Directors approved a $175,000,000 authorization to repurchase our common stock, subject to market conditions. During the 2006 quarter, we repurchased 218,000 shares of our common stock at an average price of $23.70 for an aggregate cost of $5,171,000. As of March 26, 2006, we had $123,796,000 remaining under our repurchase authorization.

In October 2005, the Board of Directors declared an annual dividend of $0.20 per share payable to shareholders of record on December 23, 2005. We paid approximately $14,800,000 in January 2006 related to this dividend.

As of March 26, 2006, our liquid assets totaled $7,738,000. These assets consisted of cash and cash equivalents in the amount of $7,451,000 and short-term investments in the amount of $287,000. The working capital deficit decreased from $107,400,000 as of December 25, 2005 to $62,299,000 as of March 26, 2006. This decrease was due primarily to the redemption of gift cards in the 2006 quarter sold in 2005 and a decrease in accounts payable.

We believe that our liquid assets and cash generated from operations, combined with borrowings available under our credit facility, will provide sufficient funds for capital expenditures, repurchases of our common stock, the payment of dividends and other such operating activities for the foreseeable future.

The following table shows our debt amortization schedule, future capital lease commitments (including principal and interest payments), future operating lease commitments and future purchase obligations as of March 26, 2006 (in thousands):

                                                                          Payments due by period
                                                   ----------------------------------------------------------------------
                        Certain                                   Less than 1       1-3           3-5      More than 5
                Contractual Obligations                 Total         year         years         years        years
      -------------------------------------------- -------------  ------------- ------------- ------------ -------------
      Long-term Debt (excluding capital
           lease obligations) (1).................  $  203,788     $      129    $       99    $  202,501   $     1,059
      Capital Lease Obligations...................       8,136            801         1,687         1,806         3,842
      Operating Leases (2)........................     385,735         27,459        55,427        54,377       248,472
      Purchase Obligations - Company(3)...........     209,566         79,574       119,846        10,146          --
      Purchase Obligations - Franchise(4).........     479,116        130,683       321,241        27,192          --

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

Other Contractual Obligations

In connection with the sale of restaurants to franchisees and other parties, we have, in certain cases, remained contingently liable for the remaining lease payments. As of March 26, 2006, we have outstanding lease guarantees of approximately $16,800,000. These leases expire at various times with the final lease agreement expiring in 2018. In addition, we or our subsidiaries are contingently liable for various leases that we have assigned in connection with the sale of restaurants to franchisees and other parties, in the potential amount of $13,700,000. We have not recorded a liability related to these contingent lease liabilities as of March 26, 2006 or December 25, 2005.

In 2004, we arranged for a third-party financing company to provide up to $250,000,000 to qualified franchisees for loans to fund development of new restaurants through October 2007, subject to our approval. We will provide a limited guarantee of 10% of certain loans advanced under this program. We will be released from our guarantee if certain operating results are met after the restaurant has been open for at least two years. As of March 26, 2006, there were loans outstanding to six franchisees for approximately $56,500,000 under this program. The fair value of our guarantees under this financing program is approximately $110,000 and is recorded in non-current liabilities in our consolidated balance sheet as of March 26, 2006.

We have severance and employment agreements with certain officers providing for severance payments to be made in the event the associate resigns or is terminated not related to a change in control, some of which require payments to be made only if we enforce certain terms in the agreements. If the severance payments had been due as of March 26, 2006, we would have been required to make payments totaling approximately $12,000,000. In addition, we have severance and employment agreements with certain officers which contain severance provisions related to a change in control. The agreements define the circumstances which will constitute a change in control. Those provisions would have required additional aggregate payments of approximately $6,100,000 if such officers had been terminated as of March 26, 2006.

New Accounting Pronouncement

In March 2006, the Emerging Issues Task Force ("EITF") issued EITF Issue 06-3, "How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement." A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes that are recognized on a gross basis. The guidance is effective for periods beginning after December 15, 2006. . We present company sales net of sales taxes. This Issue will not impact the method for recording these sales taxes in our consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from fluctuations in interest rates and changes in commodity prices. Our revolving credit facility bears interest at either the bank's prime rate or LIBOR plus 0.625%, at our option. As of March 26, 2006, the total amount of debt subject to interest rate fluctuations was $202,400,000, which was outstanding on our revolving credit facility. A 1% change in interest rates would result in an increase or decrease in interest expense of $2,024,000 per year. We may from time to time enter into interest rate swap agreements to manage the impact of interest rate changes on our earnings. A substantial portion of the food products and utilities we purchase are subject to price volatility due to factors that are outside of our control such as weather, seasonality and fuel costs. As part of our strategy to moderate this volatility, we have entered into fixed price purchase commitments.

Item 4.    Controls and Procedures

As of March 26, 2006, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of the principal executive officer and Chief Financial Officer ("CFO"). Based on this evaluation, our management, including the principal executive officer and CFO, concluded that our disclosure controls and procedures are effective.

During the 2006 quarter, there have been no changes in our internal control over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.   Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities.

     ------------------------------------------------------------------------------------------------------------
                                     Purchases of Equity Securities(1)
     ------------------------------------------------------------------------------------------------------------
                                       (a)          (b)               (c)                         (d)
     ---------------------------- -------------- ---------- ------------------------- ---------------------------
                                                                                        Maximum Dollar Value of
                                     Total        Average     Total Number of Shares     Shares that May Yet Be
                                     Number        Price       Purchased as Part of     Purchased Under the Plans
                                    of Shares     Paid Per   Publicly Announced Plans      Plans or Programs
               Period               Purchased      Share            or Programs              (in thousands)
     ---------------------------- -------------- ---------- ------------------------- ---------------------------
     December 26, 2005
     through January 22, 2006           --            --                --                    $   128,967
     ---------------------------- -------------- ---------- ------------------------- ---------------------------
     January 23, 2006
     through February 19, 2006         4,070(2)   $ 24.56               --                    $   128,967
     ---------------------------- -------------- ---------- ------------------------- ---------------------------
     February 20, 2006
     through March 26, 2006          218,200      $ 23.70            218,200                  $   123,796
     ---------------------------- -------------- ---------- ------------------------- ---------------------------
                Total                222,270                         218,200
     ============================ ============== ========== ========================= ===========================

        (1) In October 2005, our Board of Directors authorized additional repurchases of our common stock of up to $175,000,000, subject to market conditions.

        (2) Shares received as partial payment for shares issued under stock option plans.

Item 6.    Exhibits

The Exhibits listed on the accompanying Exhibit Index are filed as part of this report.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       APPLEBEE'S INTERNATIONAL, INC.
                                       (Registrant)



Date:    May 3, 2006                   By:  /s/    David L. Goebel
     ---------------------                --------------------------------------
                                          David L. Goebel
                                          Director, President and
                                          Chief Operating Officer
                                          (principal executive officer)

Date:    May 3, 2006                   By:  /s/    Steven K. Lumpkin
     ---------------------                --------------------------------------
                                          Steven K. Lumpkin
                                          Director, Executive Vice President,
                                          Chief Financial Officer and Treasurer
                                          (principal financial officer)

Date:    May 3, 2006                   By:  /s/    Beverly O. Elving
     ---------------------                --------------------------------------
                                          Beverly O. Elving
                                          Vice President and Controller
                                          (principal accounting officer)

                         APPLEBEE'S INTERNATIONAL, INC.
                                  EXHIBIT INDEX


  Exhibit
   Number            Description of Exhibit
------------  ------------------------------------------------------------------


    10.1 Employment Agreement dated as of January 9, 2006 by and between the Company and David L. Goebel (incorporated by reference to the Registrant's Form 8-K filed on January 9, 2006).

    10.2 Employment Agreement dated as of January 9, 2006 by and between the Company and Steven K. Lumpkin (incorporated by reference to the Registrant's Form 8-K filed on January 9, 2006).

    10.3 Form of Stock Appreciation Rights Agreement (incorporated by reference to the Registrant's Form 8-K filed on February 22,
              2006).

    31.1 Certification of Principal Executive Officer Pursuant to SEC Rule 13a-14(a).

    31.2      Certification  of Chief  Financial  Officer  Pursuant  to SEC Rule
              13a-14(a).

    32.1      Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
              2002.