Form 10-Q
period 2006-06-25
APPLEBEES INTERNATIONAL INC
filed 2006-07-27
CIK 853665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 25, 2006
                               -------------------------------------------------

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

Large accelerated filer  X    Accelerated filer       Non-accelerated filer
                        ----                    ----                        ----


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

            Yes                       No     X
               ----------               ----------

The number of shares of the registrant's common stock outstanding as of July 24, 2006 was 74,427,928.

                         APPLEBEE'S INTERNATIONAL, INC.
                                    FORM 10-Q
                       FISCAL QUARTER ENDED JUNE 25, 2006
                                      INDEX


                                                                            Page
PART I      FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements:

            Consolidated Balance Sheets as of June 25, 2006
              and December 25, 2005 .....................................      3

            Consolidated Statements of Earnings for the 13 Weeks
              and 26 Weeks Ended June 25, 2006 and June 26, 2005 ........      4

            Consolidated Statement of Stockholders' Equity for the
              26 Weeks Ended June 25, 2006 ..............................      5

            Consolidated Statements of Cash Flows for the 26 Weeks
              Ended June 25, 2006 and June 26, 2005......................      6

            Notes to Condensed Consolidated Financial Statements.........      8

Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations..............     20

Item 3.     Quantitative and Qualitative Disclosures About Market Risk...     33

Item 4.     Controls and Procedures......................................     33


PART II     OTHER INFORMATION

Item 1.     Legal Proceedings............................................     34

Item 1A.    Risk Factors.................................................     34

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds..     35

Item 4.     Submission of Matters to a Vote of Security Holders..........     36

Item 6.     Exhibits.....................................................     36

Signatures ..............................................................     37

Exhibit Index............................................................     38

                          PART I. FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                         June 25,         December 25,
                                                                                           2006               2005
                                                                                      --------------     -------------

                                     ASSETS
Current assets:
     Cash and cash equivalents...................................................      $    6,896         $   13,040
     Short-term investments, at market value.....................................             289                286
     Receivables (less allowance of $325 in 2006 and $340 in 2005)...............          37,706             37,857
     Receivables related to captive insurance subsidiary.........................             503              1,712
     Inventories.................................................................          12,525             20,373
     Prepaid income taxes........................................................              55              3,488
     Prepaid and other current assets............................................          18,339             13,518
                                                                                      --------------     -------------
        Total current assets.....................................................          76,313             90,274
Property and equipment, net......................................................         619,638            590,593
Goodwill.........................................................................         139,111            138,443
Restricted assets related to captive insurance subsidiary........................          17,267             19,329
Other intangible assets, net.....................................................           6,713              8,050
Other assets, net................................................................          33,712             31,899
                                                                                      --------------     -------------
                                                                                       $  892,754         $  878,588
                                                                                      ==============     =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt...........................................      $      283         $      259
     Notes payable...............................................................           4,400              7,900
     Accounts payable............................................................          41,773             63,445
     Accrued expenses and other current liabilities..............................          83,661            100,995
     Loss reserve related to captive insurance subsidiary........................           7,103             10,235
     Accrued dividends...........................................................            --               14,840
     Accrued income taxes........................................................             275               --
                                                                                      --------------     -------------
        Total current liabilities................................................         137,495            197,674
                                                                                      --------------     -------------
Non-current liabilities:
     Long-term debt, less current portion........................................         197,066            180,208
     Deferred income taxes.......................................................          34,235             37,722
     Other non-current liabilities...............................................          55,784             50,374
                                                                                      --------------     -------------
        Total non-current liabilities............................................         287,085            268,304
                                                                                      --------------     -------------
        Total liabilities........................................................         424,580            465,978
                                                                                      --------------     -------------
Commitments and contingencies (Note 3)
Stockholders' equity:
     Preferred stock - par value $0.01 per share: authorized - 1,000,000 shares;
        no shares issued.........................................................            --                 --
     Common stock - par value $0.01 per share:  authorized - 125,000,000 shares;
        issued - 108,503,243 shares..............................................           1,085              1,085
     Additional paid-in capital..................................................         248,656            234,988
     Unearned compensation.......................................................            --               (2,614)
     Retained earnings...........................................................         757,832            710,277
                                                                                      --------------     -------------
                                                                                        1,007,573            943,736
     Treasury stock - 34,133,112 shares in 2006 and 34,304,693 shares
        in 2005, at cost.........................................................        (539,399)          (531,126)
                                                                                      --------------     -------------
        Total stockholders' equity...............................................         468,174            412,610
                                                                                      --------------     -------------
                                                                                       $  892,754         $  878,588
                                                                                      ==============     =============

            See notes to condensed consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                    (in thousands, except per share amounts)


                                                                    13 Weeks Ended                         26 Weeks Ended
                                                          -----------------------------------    -----------------------------------
                                                             June 25,           June 26,            June 25,            June 26,
                                                               2006               2005                2006                2005
                                                          ---------------    ----------------    ----------------    ---------------
Operating revenues:
     Company restaurant sales .......................       $   296,128        $   272,703         $   604,027         $   543,161
     Franchise royalties and fees....................            34,306             32,493              70,241              65,501
     Other franchise income..........................               539              1,424                 984               2,489
                                                          ---------------    ----------------    ----------------    ---------------
         Total operating revenues....................           330,973            306,620             675,252             611,151
                                                          ---------------    ----------------    ----------------    ---------------
Cost of company restaurant sales:
     Food and beverage...............................            78,433             72,565             160,669             144,200
     Labor...........................................           100,296             90,115             201,327             178,839
     Direct and occupancy............................            80,411             71,038             159,357             137,405
     Pre-opening expense.............................             1,157              1,268               1,907               2,435
                                                          ---------------    ----------------    ----------------    ---------------
         Total cost of company restaurant sales......           260,297            234,986             523,260             462,879
                                                          ---------------    ----------------    ----------------    ---------------
Cost of other franchise income.......................               281              1,229               1,047               2,048
General and administrative expenses..................            32,320             27,980              67,926              54,926
Amortization of intangible assets....................               204                226                 408                 454
Impairment and other restaurant closure costs........             3,000                --                4,600                 --
Loss on disposition of property and equipment........               430                564               1,007                 861
                                                          ---------------    ----------------    ----------------    ---------------
Operating earnings...................................            34,441             41,635              77,004              89,983
                                                          ---------------    ----------------    ----------------    ---------------
Other income (expense):
     Investment income (loss)........................              (285)               449                 460                 408
     Interest expense................................            (2,985)              (634)             (5,539)               (971)
     Other income....................................               101                584                 237               1,019
                                                          ---------------    ----------------    ----------------    ---------------
         Total other income (expense)................            (3,169)               399              (4,842)                456
                                                          ---------------    ----------------    ----------------    ---------------
Earnings before income taxes.........................            31,272             42,034              72,162              90,439
Income taxes.........................................            10,868             14,544              24,607              31,292
                                                          ---------------    ----------------    ----------------    ---------------
Net earnings.........................................       $    20,404        $    27,490         $    47,555         $    59,147
                                                          ===============    ================    ================    ===============

Basic net earnings per common share..................       $      0.28        $      0.34         $      0.64         $      0.74
                                                          ===============    ================    ================    ===============
Diluted net earnings per common share................       $      0.27        $      0.34         $      0.63         $      0.72
                                                          ===============    ================    ================    ===============

Basic weighted average shares outstanding............            74,112             79,897              74,113              80,295
                                                          ===============    ================    ================    ===============
Diluted weighted average shares outstanding..........            75,083             81,360              75,161              81,861
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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                                 (in thousands)

                                                     Common Stock     Additional                                           Total
                                                 -------------------   Paid-In     Unearned     Retained    Treasury   Stockholders'
                                                   Shares     Amount   Capital   Compensation   Earnings     Stock        Equity
                                                 ---------- -------- ----------- ------------- --------- ------------- -------------
Balance, December 25, 2005 ....................     108,503  $ 1,085  $234,988     $  (2,614)   $710,277   $ (531,126)  $  412,610

   Net earnings................................        --        --       --            --        47,555         --         47,555
   Purchases of treasury stock.................        --        --       --            --          --        (16,134)     (16,134)
   Reclassification of unearned compensation
      related to the adoption of Statement of
      Financial Accounting Standards
      No. 123(R) (Note 2)......................        --        --     (2,614)        2,614        --           --           --
   Stock options exercised and related tax
      benefit..................................        --        --      4,664          --          --          5,749       10,413
   Shares issued under employee benefit plans..        --        --      1,188          --          --          1,130        2,318
   Nonvested shares awarded under equity
     incentive plans...........................        --        --       (982)         --          --            982         --
   Stock-based compensation expense related
     to employee-based awards..................        --        --     11,412          --          --           --         11,412
                                                  --------- -------- ----------- ------------- --------- ------------- -------------
Balance, June 25, 2006.........................     108,503  $ 1,085  $248,656     $    --      $757,832   $ (539,399)  $  468,174
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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                      26 Weeks Ended
                                                                              --------------------------------
                                                                                June 25,           June 26,
                                                                                  2006               2005
                                                                              -------------      -------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings.......................................................       $  47,555          $  59,147
      Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization...................................          31,577             25,676
         Amortization of intangible assets...............................             408                454
         Stock-based compensation........................................          11,412              1,067
         Other amortization..............................................             156                 63
         Deferred income tax benefit.....................................          (1,046)            (2,294)
         Impairment and other restaurant closure costs...................           4,600               --
         Loss on disposition of property and equipment...................           1,007                861
         Income tax benefit from stock-based compensation................           1,403              3,794
      Changes in assets and liabilities, exclusive of effect of
         acquisitions:
         Receivables.....................................................             148                834
         Receivables related to captive insurance subsidiary.............           1,209             (1,342)
         Inventories.....................................................           7,906              9,014
         Income taxes....................................................           3,708             10,552
         Prepaid and other current assets................................          (7,262)              (217)
         Accounts payable................................................         (18,985)             4,626
         Accrued expenses and other current liabilities..................         (17,509)            (6,902)
         Loss reserve and unearned premiums related to
           captive insurance subsidiary..................................          (3,132)             1,875
         Other non-current liabilities...................................           4,138              1,759
         Other...........................................................          (1,461)            (1,177)
                                                                              -------------      -------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES.......................          65,832            107,790
                                                                              -------------      -------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment................................         (59,976)           (59,922)
      Change in restricted assets related to captive
         insurance subsidiary............................................           2,062             (1,417)
      Acquisition of restaurants.........................................          (8,040)           (46,777)
      Proceeds from sale of property and equipment.......................             242               --
                                                                              -------------      -------------
         NET CASH USED BY INVESTING ACTIVITIES...........................         (65,712)          (108,116)
                                                                              -------------      -------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
      Purchases of treasury stock........................................         (16,134)           (68,238)
      Dividends paid.....................................................         (14,840)            (4,867)
      Issuance of common stock upon exercise of stock options............           7,856              9,929
      Shares issued under employee benefit plans.........................           2,318              2,323
      Excess tax benefits from stock-based compensation..................           1,154               --
      Net debt proceeds .................................................          13,382             51,198
                                                                              -------------      -------------
         NET CASH USED BY FINANCING ACTIVITIES...........................          (6,264)            (9,655)
                                                                              -------------      -------------
 NET DECREASE IN CASH AND CASH EQUIVALENTS...............................          (6,144)            (9,981)
 CASH AND CASH EQUIVALENTS, beginning of period..........................          13,040             10,642
                                                                              -------------      -------------
 CASH AND CASH EQUIVALENTS, end of period................................       $   6,896          $     661
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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                   (Unaudited)
                                 (in thousands)

                                                                                           26 Weeks Ended
                                                                                 ------------------------------------
                                                                                     June 25,            June 26,
                                                                                       2006                2005
                                                                                 ----------------    ----------------
SUPPLEMENTAL DISCLOSURES OF CASH
     FLOW INFORMATION:
     Cash paid during the 26 week period for:
       Income taxes........................................................         $    19,388         $    20,316
                                                                                 ================    ================
       Interest............................................................         $     5,616         $       654
                                                                                 ================    ================


SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

We issued nonvested shares (previously referred to as restricted stock prior to fiscal 2006) with grant date fair values of $2,447,000 for the 26 weeks ended June 25, 2006 and nonvested shares, net of forfeitures, of $2,601,000 for the 26 weeks ended June 26, 2005.

In 2002, we entered into a rabbi trust agreement to protect the assets of the nonqualified deferred compensation plan for certain of our associates. The plan investments are included in other assets and the offsetting obligation is included in other non-current liabilities in our consolidated balance sheets. We had non-cash increases in these balances of $566,000 and $2,094,000 for the 26 weeks ended June 25, 2006 and June 26, 2005, respectively.

We had property and equipment purchases accrued in accounts payable of approximately $11,600,000 as of June 25, 2006.



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


2.     Stock-Based Compensation

Our Board of Directors has approved the Amended and Restated 1995 Equity Incentive Plan ("1995 Plan") and the 1999 Employee Incentive Plan ("1999 Plan") which allow the granting of stock options, stock appreciation rights ("SARs"), nonvested shares, performance units and performance shares to eligible participants. Grants of stock options may be either incentive or nonqualified. There are 19,900,000 and 2,473,875 shares authorized under the 1995 Plan and the 1999 Plan, respectively. As of June 25, 2006, we had 3,368,993 shares available for grant under the 1995 Plan. We will not make additional grants under the 1999 Plan. We issue shares out of our treasury for stock option exercises, SARs exercises and nonvested share issuances.

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

Under APB Opinion No. 25, pro forma expense for stock-based compensation was calculated using a graded vesting schedule over the explicit vesting period. The following table presents the effect on our net earnings and earnings per share had we adopted the fair value method of accounting for stock-based compensation under SFAS No. 123, "Accounting for Stock-Based Compensation" for the 13 weeks and 26 weeks ended June 26, 2005 (in thousands, except for per share amounts).

                                                                      13 Weeks Ended          26 Weeks Ended
                                                                         June 26,                June 26,
                                                                           2005                    2005
                                                                   ----------------------  ----------------------
Net earnings, as reported........................................    $     27,490            $     59,147

Add: Stock-based compensation expense included
     in net earnings, net of related taxes.......................             373                     655
Less: Total stock-based employee compensation expense
     determined under fair value-based methods for all
     awards, net of related taxes (1)............................           1,735                   3,428
                                                                   ----------------------  ----------------------
Pro forma net earnings...........................................    $     26,128            $     56,374
                                                                   ======================  ======================

Basic net earnings per common share, as reported.................    $       0.34            $       0.74
                                                                   ======================  ======================
Basic net earnings per common share, as adjusted.................    $       0.33            $       0.70
                                                                   ======================  ======================

Diluted net earnings per common share, as reported...............    $       0.34            $       0.72
                                                                   ======================  ======================
Diluted net earnings per common share, as adjusted...............    $       0.32            $       0.69
                                                                   ======================  ======================

(1) SFAS No. 123 (revised 2004) requires compensation expense to be recognized over the requisite service period which is generally from the grant date to the earlier of a) the explicit vesting date or b) the date on which the employee becomes retirement eligible. If pro forma expense for the 13 weeks ended June 26, 2005 ("2005 quarter") and the 26 weeks ended June 26, 2005 ("2005 year-to-date period") had been derived using this approach, additional stock-based compensation would have been $356 and $1,614, net of tax, respectively, and pro forma net income would have been $25,772 and $54,760, respectively. Additionally, basic and diluted pro forma earnings per share would both have been $0.32 for the 2005 quarter and $0.68 and $0.67, respectively, for the 2005 year-to-date period.

We adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)") at the beginning of fiscal year 2006. SFAS 123(R) requires all stock-based compensation, including grants of employee stock options, to be recognized in the statement of earnings based on fair value. With limited exceptions, the amount of compensation cost will be measured based on the fair value on the grant date of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service for that award. We adopted this accounting treatment using the modified prospective transition method; therefore, results for prior periods have not been restated.

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

Compensation costs for the 13 weeks ended June 25, 2006 ("2006 quarter") and the 26 weeks ended June 25, 2006 ("2006 year-to-date period") have been recognized for all new awards granted in fiscal 2006 and those awards granted prior to fiscal 2006 that have yet to reach the end of their service period. As required by SFAS 123(R), we began recognizing expense for employee stock-based compensation over the shorter of the vesting period or the period from the date of the grant until the date the employee becomes eligible for retirement. We recognize expense for stock-based compensation over the graded vesting period. We recognized stock-based compensation in the condensed consolidated financial statements as follows:

                                                                                            2006            2005
                                                            2006            2005        Year-to-Date    Year-to-Date
                                                          Quarter          Quarter         Period          Period
                                                       --------------- --------------- --------------- ---------------
Labor................................................     $   243         $    --         $   487         $   --
General and administrative expenses..................       5,004             571          10,925           1,002
Income taxes.........................................      (1,769)           (197)         (3,933)           (346)
                                                       --------------- --------------- --------------- ---------------
Stock-based compensation expense included
   in net earnings, net of related tax...............     $ 3,478         $   374         $ 7,479         $   656
                                                       =============== =============== =============== ===============

As of June 25, 2006, we had unrecognized compensation expense for stock options and SARs of $20,200,000 to be recognized over a weighted average period of 2.2 years.

As required by SFAS 123(R), unearned compensation of $2,614,000, which was previously reflected as a reduction to stockholders' equity as of December 25, 2005, was reclassified as a reduction to additional paid-in capital upon our adoption of this Statement.

Stock Options

Prior to fiscal 2005, we granted substantially all of our awards through stock options once per year. These stock options generally vest over three years and expire ten years from the date of the grant.

In fiscal 2005, we granted substantially all of our awards through quarterly stock options grants. Grants issued in the first quarter of each year vest three years from the date of the grant. Grants issued in subsequent quarters vest on the same date as the first quarterly stock option grant of that year. In fiscal 2005, we also granted certain employees stock options with 25% of the grant vesting four years from the grant date and the remaining 75% of the grant vesting five years from the grant date. Beginning in fiscal 2005, option grants expire six to seven years from the date of the grant. In the first quarter of fiscal 2006, we issued grants to certain employees and members of the board of directors which vest either one or three years from the date of the grant. As part of their compensation package, the outside members of the board of directors receive a grant of options in the first quarter of every year which expire 10 years from the grant date.

Transactions for stock options relative to both plans for the 2006 year-to-date period were as follows:

                                                                     1995 Plan
                                        ---------------------------------------------------------------------
                                                                             Weighted
                                                              Weighted        Average
                                                               Average       Remaining
                                             Number of        Exercise      Contractual        Aggregate
                                              Options           Price          Life         Intrinsic Value
                                        ------------------ -------------- ---------------- ------------------

                                                                                             (in thousands)
    Options outstanding at
        December 25, 2005............        7,365,933        $   21.33        6.5 years
           Granted...................          335,510        $   22.30
           Exercised.................         (496,950)       $   12.20                        $    5,857
           Expired...................             (120)       $    8.30
           Forfeited.................         (247,686)       $   25.74
                                        ------------------
    Options outstanding at
        June 25, 2006................        6,956,687        $   21.87        6.2 years       $   11,863
                                        ==================
    Options exercisable at
        June 25, 2006................        2,354,237        $   15.16        5.7 years       $   11,855
                                        ==================



                                                                     1999 Plan
                                        ---------------------------------------------------------------------
                                                                             Weighted
                                                              Weighted        Average
                                                               Average       Remaining
                                             Number of        Exercise      Contractual        Aggregate
                                              Options           Price          Life         Intrinsic Value
                                        ------------------ -------------- ---------------- ------------------

                                                                                             (in thousands)
    Options outstanding at
        December 25, 2005............          664,656        $   13.73        6.0 years
           Granted...................             --                --
           Exercised.................         (131,324)       $   14.49                        $    1,180
           Expired...................             --                --
           Forfeited.................             (505)       $   13.22
                                        ------------------
    Options outstanding at
        June 25, 2006................          532,827        $   13.54        5.4 years       $    3,199
                                        ==================
    Options exercisable at
        June 25, 2006................          528,327        $   13.52        5.4 years       $    3,183
                                        ==================

The aggregate intrinsic value was calculated using the difference between the current market price and the grant price for only those awards that have a grant price that is less than the current market price.

We derived the following weighted-average assumptions using the binomial model in the 2006 quarter and the 2006 year-to-date period and the Black-Scholes model for the 2005 quarter and the 2005 year-to-date period for stock options:

                                                                                        2006             2005
                                                     2006             2005          Year-to-Date     Year-to-Date
                                                    Quarter          Quarter           Period           Period
                                                 --------------  ----------------  ---------------  ---------------
                                                   (Binomial)    (Black-Scholes)     (Binomial)     (Black-Scholes)
   Expected term in years....................           5.2              4.2               4.8             4.3
   Expected stock price volatility...........          31.6%            31.2%             31.3%           32.6%
   Expected dividend yield...................           1.0%             0.3%              0.9%            0.3%
   Risk-free interest rate...................           5.0%             3.7%              4.6%            4.0%
   Fair value of options granted.............      $    6.61       $     8.28        $     6.89       $    8.84


Stock Appreciation Rights

Beginning in the first quarter of 2006, we began granting substantially all of our awards through quarterly nonvested share and SAR grants which are exercisable in shares of our common stock. Grants issued for the first quarter of each year vest three years from the date of the grant. Grants issued in subsequent quarters vest on the same date as the first quarterly stock option grant of that year. The SARs granted in the 2006 year-to-date period expire six to seven years from the date of the grant.


                                                                     1995 Plan
                                        ---------------------------------------------------------------------
                                                                             Weighted
                                                             Weighted         Average
                                                              Average        Remaining
                                            Number of        Exercise       Contractual        Aggregate
                                              SARs             Price           Life         Intrinsic Value
                                        ------------------ -------------- ---------------- ------------------

                                                                                             (in thousands)
    SARs outstanding at
        December 25, 2005............             --                --
           Granted(1)................          665,350        $   21.96
           Exercised.................             --                --
           Expired...................             --                --
           Forfeited.................          (10,175)       $   23.57
                                        ------------------
    SARs outstanding at
        June 25, 2006................          655,175        $   21.94        6.7 years             --
                                        ==================
    SARs exercisable at
         June 25, 2006...............             --
                                        ==================

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

We derived the following weighted-average assumptions for SARs using the binomial model:

                                                                2006
                                              2006          Year-to-Date
                                             Quarter           Period
                                         ----------------   --------------
Expected term in years                          4.2                4.2
Expected stock price volatility                31.6%              31.5%
Expected dividend yield                         1.0%               0.9%
Risk-free interest rate                         5.0%               4.8%
Fair value of SARs granted                 $    5.90          $    6.31

Assumptions

We determined our assumptions for stock options and SAR grants based on the following methodology:

Expected term: We have determined the expected term based upon the assumption that all outstanding options and SARs will be exercised at the midpoint of the current holding period and the full contractual term.

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


Nonvested Shares

We grant nonvested shares under our 1995 Plan. Nonvested shares vest either one, two or three years after the date of the grant. The fair value of nonvested shares granted is equal to the market price of the stock at the date of grant. The weighted average fair value of nonvested shares granted was $20.34 in the 2006 quarter, and $22.08 and $28.05 in the 2006 year-to-date period and the 2005 year-to-date period, respectively. There were no nonvested shares granted in the 2005 quarter. Transactions during the 2006 year-to-date period were as follows (in thousands, except fair values):

                                                                                                Weighted
                                                                                Number of        Average
                                                                                  Awards       Fair Value
                                                                              --------------- --------------
Nonvested share awards outstanding as of December 25, 2005.................      257,813         $  24.03
Granted....................................................................      110,820            22.08
Vested.....................................................................      (88,179)           18.57
Forfeited..................................................................       (4,506)           26.11
                                                                              --------------- --------------
Nonvested share awards outstanding as of June 25, 2006.....................      275,948         $  24.96
                                                                              =============== ==============

                                      13.

As of June 25, 2006, we had unrecognized compensation expense related to nonvested share awards of approximately $2,500,000 which will be recognized over a weighted average period of 1.3 years.

Employee stock purchase plan

Our Board of Directors has authorized an employee stock purchase plan that allows associates to purchase shares of our common stock at a 15% discount through a payroll deduction. We record compensation for this plan using the Black-Scholes valuation model in the quarter that the purchase occurs. As of June 25, 2006, 239,614 shares of the 1,850,000 shares which were authorized under this plan were available for purchase.


3.     Commitments and Contingencies

Litigation, claims and disputes: We are subject from time to time to lawsuits, claims and governmental inspections or audits arising in the ordinary course of business. Some of these lawsuits purport to be class actions and/or seek substantial damages. In the opinion of management, these matters are adequately covered by insurance, or if not so covered, are without merit or are of such a nature or involve amounts that would not have a material adverse impact on our business or consolidated financial position.

Lease guarantees and contingencies: In connection with the sale of restaurants to franchisees and other parties, we have, in certain cases, remained contingently liable for the remaining lease payments. As of June 25, 2006, we have outstanding lease guarantees of approximately $16,300,000. In addition, we or our subsidiaries are contingently liable for various leases that we have assigned in connection with the sale of restaurants to franchisees and other parties, in the potential amount of $13,200,000. These leases expire at various times with the final lease agreement expiring in 2018. We have not recorded a liability related to these contingent lease liabilities as of June 25, 2006 or December 25, 2005.

In 2004, we arranged for a third-party financing company to provide up to $250,000,000 to qualified franchisees for loans to fund development of new restaurants through October 2007, subject to our approval. We will provide a limited guarantee of 10% of certain loans advanced under this program. We will be released from our guarantee if certain operating results are met after the restaurant has been open for at least two years. As of June 25, 2006, there were loans outstanding to six franchisees for approximately $55,900,000 under this program. The fair value of our guarantees under this financing program is approximately $110,000 and is recorded in non-current liabilities in our consolidated balance sheet as of June 25, 2006.

Severance agreements: We have severance and employment agreements with certain officers providing for severance payments to be made in the event the associate resigns or is terminated not related to a change in control, some of which require payments to be made only if we enforce certain terms in the agreements. If the severance payments had been due as of June 25, 2006, we would have been required to make payments totaling approximately $13,200,000. In addition, we have severance and employment agreements with certain officers which contain severance provisions related to a change in control. The agreements define the circumstances which will constitute a change in control. Those provisions would have required additional aggregate payments of approximately $7,400,000 if such officers had been terminated as of June 25, 2006.

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

                                                                                            2006            2005
                                                            2006            2005        Year-to-Date    Year-to-Date
                                                          Quarter         Quarter          Period          Period
                                                       --------------- --------------- --------------- ---------------
Net earnings.........................................    $  20,404       $  27,490       $  47,555       $  59,147
                                                       =============== =============== =============== ===============

Basic weighted average shares outstanding............       74,112          79,897          74,113          80,295
Dilutive effect of stock options and
   equity-based compensation.........................          971           1,463           1,048           1,566
                                                       --------------- --------------- --------------- ---------------
Diluted weighted average shares outstanding..........       75,083          81,360          75,161          81,861
                                                       =============== =============== =============== ===============

Basic net earnings per common share..................    $    0.28       $    0.34       $    0.64       $    0.74
                                                       =============== =============== =============== ===============
Diluted net earnings per common share................    $    0.27       $    0.34       $    0.63       $    0.72
                                                       =============== =============== =============== ===============

We excluded stock options and SARs with exercise prices greater than the average market price of our common stock for the applicable periods from the computation of diluted weighted average shares outstanding as the effect would be anti-dilutive. We excluded approximately 4,900,000 and 600,000 of these options and SARs from our diluted weighted average share computation for the 2006 quarter and the 2005 quarter, respectively, and approximately 5,000,000 and 300,000 of these options and SARs for the 2006 year-to-date period and 2005 year-to-date period, respectively.

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

In January 2006, we completed the acquisition of four Applebee's restaurants in the Houston market for approximately $8,200,000. The purchase price was allocated to the fair value of property and equipment of $7,400,000, goodwill of approximately $600,000, reacquired franchise rights of approximately $100,000, and other net assets of approximately $100,000. In connection with this acquisition, we paid approximately $8,000,000 in the 2006 year-to-date period.

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

The following table is comprised of actual company restaurant sales for the two restaurant acquisitions above, which are included in our condensed consolidated financial statements for each period presented, and proforma company restaurant sales assuming the acquisitions occurred at the beginning of the preceding fiscal year for each acquisition (in thousands):

                                                                                         2006            2005
                                                           2006           2005       Year-to-Date    Year-to-Date
                                                          Quarter        Quarter        Period          Period
                                                       -------------- ------------- ---------------  --------------
Actual company restaurant sales for acquired
    restaurants......................................    $  1,800       $ 2,800       $   3,300        $  2,800
                                                       ============== ============= ===============  ==============

Pro forma company restaurant sales for acquired
    restaurants......................................    $  1,800       $ 8,200       $   4,000        $ 16,400
                                                       ============== ============= ===============  ==============

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

6.     Goodwill and Other Intangible Assets

Changes in goodwill are summarized below (in thousands):

                                                                      June 25,            December 25,
                                                                        2006                  2005
                                                                ---------------------  -------------------
      Carrying amount, beginning of the year..................      $    138,443          $   116,344
      Goodwill acquired during the period.....................               668               22,099
                                                                ---------------------  -------------------
      Goodwill amount, end of the period......................      $    139,111          $   138,443
                                                                =====================  ===================

                                      16.

Intangible assets subject to amortization pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets," are summarized below (in thousands):

                                                                     June 25, 2006
                                             --------------------------------------------------------------
                                              Gross Carrying          Accumulated            Net Book
                                                  Amount             Amortization              Value
                                             ------------------    ------------------    ------------------
Amortized intangible assets:
    Franchise interest and rights.......       $        6,371        $      6,034          $        337
    Lease acquisition costs (1).........                3,867                 966                 2,901
    Noncompete agreement................                  350                 153                   197
                                             ------------------    ------------------    ------------------
Total...................................       $       10,588        $      7,153          $      3,435
                                             ==================    ==================    ==================

                                                                   December 25, 2005
                                             --------------------------------------------------------------
                                              Gross Carrying          Accumulated            Net Book
                                                  Amount             Amortization              Value
                                             ------------------    ------------------    ------------------
Amortized intangible assets:
    Franchise interest and rights.......       $        6,371        $      5,896          $        475
    Lease acquisition costs (1).........                4,939                 743                 4,196
    Noncompete agreement................                  350                 109                   241
                                             ------------------    ------------------    ------------------
Total...................................       $       11,660        $      6,748          $      4,912
                                             ==================    ==================    ==================

(1) In connection with the review of long-lived assets during our preparation of the 2006 quarter condensed consolidated financial statements, we recorded an asset impairment charge of approximately $1,100,000 for lease acquisition costs related to two restaurants that were not performing as expected (Note
    8). This charge has been reflected as a reduction to the gross carrying amount.

We expect annual amortization expense for amortizable other assets for the next five fiscal years to range from approximately $200,000 to $700,000.

Intangible   assets  not  subject  to  amortization  are  summarized  below  (in thousands):

                                                                      June 25,             December 25,
                                                                        2006                   2005
                                                                ----------------------  --------------------
      Carrying amount, beginning of the year..................      $      3,138           $     2,793
      Nonamortizable intangible assets acquired
           during the period..................................               140                   345
                                                                ----------------------  --------------------
      Nonamortizable intangible assets amount,
           end of the period..................................      $      3,278           $     3,138
                                                                ======================  ====================

In connection with our acquisition of four Applebee's restaurants in Houston from a franchisee in January 2006, we recorded approximately $100,000 of reacquired franchise rights (Note 5).

In connection with our acquisition of 12 Applebee's restaurants in Missouri, Kansas and Arkansas from a franchisee in May 2005, we recorded approximately $300,000 of reacquired franchise rights (Note 5).

The amount allocated to reacquired franchise rights is based upon the initial franchise fees received from these franchisees. This intangible asset has an indefinite life and, accordingly, will not be amortized but tested for impairment at least annually.

7.     Captive Insurance Subsidiary

In 2002, we formed Neighborhood Insurance, Inc., a Vermont corporation and a wholly-owned captive insurance subsidiary to provide Applebee's International, Inc. and qualified franchisees with workers' compensation and general liability insurance. In 2005, we reduced the types of insurance coverage plans offered which resulted in fewer franchisee participants in our captive insurance program. Through 2005, Applebee's International, Inc. and covered franchisees made premium payments to the captive insurance company which pays administrative fees and insurance claims, subject to individual and aggregate maximum claim limits under the captive insurance company's reinsurance policies. Franchisee premium amounts billed by the captive insurance company were established based upon third-party actuarial estimates of settlement costs for incurred and anticipated claims and administrative fees. Franchisee premiums were included in other franchise income ratably over the policy year and the related offsetting expenses were included in cost of other franchise income. In 2006, we discontinued writing any new coverage. Franchise premium adjustments will be included in other franchise income and cost of other franchise income when audited. Cost of other franchise income includes costs related to the resolution of claims arising from franchisee participation in our captive insurance program. We do not expect franchisee participation in the captive insurance company to have a material impact on our net earnings. Our consolidated balance sheets include the following balances related to the captive insurance subsidiary:

    o Franchise premium receivables of approximately $500,000 and $1,700,000 as of June 25, 2006 and December 25, 2005,
              respectively, included in receivables related to captive insurance subsidiary.
    o Cash equivalent and other long-term investments restricted for the payment of claims of approximately $16,600,000 and $18,600,000 as of June 25, 2006 and December 25, 2005, respectively, included in restricted assets related to captive insurance subsidiary.
    o Loss reserve related to captive insurance subsidiary of approximately $17,100,000 and $20,700,000 as of June 25, 2006 and
              December 25, 2005, respectively. Approximately $8,000,000 and $10,500,000 for June 25, 2006 and December 25, 2005, respectively, is included in other non-current liabilities.

8.     Impairment and Other Restaurant Closure Costs

In connection with the review of long-lived assets during our preparation of the 2006 quarter condensed consolidated financial statements, we recorded an asset impairment charge of $3,000,000 for two restaurants that are not performing as expected. The impairment charge consisted of approximately $1,900,000 write-down of the carrying value of the property and equipment and approximately $1,100,000 write-off for lease acquisition costs. In the first quarter of fiscal 2006, we recorded an asset impairment charge of approximately $900,000 consisting of the write-down of the carrying value of the property and equipment of two other restaurants that are not performing as expected and we recorded approximately $700,000 relating to remaining lease obligations for two restaurants that were closed in the first quarter of fiscal 2006. The total expense of $3,000,000 and $4,600,000 for the 2006 quarter and the 2006 year-to-date period, respectively, is included in impairment and other restaurant closure costs in the consolidated statements of earnings.

In assessing restaurants for impairment, we use current and historical operating results to estimate future cash flows on a restaurant by restaurant basis. The asset impairment charges for the 2006 year-to-date period were calculated by comparing the carrying value of the restaurants' assets to the estimated future cash flow projections.

9.     Treasury Shares

As of June 25, 2006, we had approximately 34,133,000 shares held in treasury. A reconciliation of our treasury shares for the 2006 year-to-date period is provided below (shares in thousands):

                                                                  Treasury
                                                                   Shares
                                                               ---------------
    Balance as of December 25, 2005........................         34,305
    Purchases of treasury stock............................            687
    Stock options exercised................................           (625)
    Shares issued under employee benefit plans.............           (123)
    Nonvested shares awarded under equity incentive plans..           (111)
                                                               ---------------
    Balance as of June 25, 2006............................         34,133
                                                               ===============

10.     New Accounting Pronouncements

In March 2006, the Emerging Issues Task Force ("EITF") issued EITF Issue 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities
Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)." A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. We present company sales net of sales taxes. This issue will not impact the method for recording these sales taxes in our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes," which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 is effective for fiscal years beginning after December 15, 2006. We are evaluating the impact the adoption of FIN 48 will have on our consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The statements contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section regarding restaurant development, comparable sales, revenue growth, restaurant margins, commodity costs, general and administrative expenses, capital expenditures, return on equity and financial commitments are forward-looking and based on current expectations. There are several risks and uncertainties that could cause actual results to differ materially from those described. These risks include, but are not limited to, our ability and the ability of our franchisees to open and operate additional restaurants profitably, the ability of our franchisees to obtain financing, the continued growth of our franchisees, our ability to attract and retain qualified franchisees, the impact of intense competition in the casual dining segment of the restaurant industry, the impact of economic factors on consumer spending and our ability to control restaurant operating costs which are impacted by market changes, minimum wage and other employment laws, food costs and inflation. For a more detailed discussion of the principal factors that could cause actual results to be materially different, you should read our risk factors in Item 1A of our 2005 Annual Report on Form 10-K. We disclaim any obligation to update forward-looking statements.

General

We operate on a 52 or 53 week fiscal year ending on the last Sunday in December. Our fiscal years and fiscal periods are as follows:

                                                                              Number
          Fiscal Year                       Fiscal Year End                  of Weeks
--------------------------------       --------------------------        -----------------
             2005                          December 25, 2005                    52
             2006                          December 31, 2006                    53
             2007                          December 30, 2007                    52
            Fiscal                                                            Number
            Period                         Fiscal Period End                 of Weeks
--------------------------------       --------------------------        -----------------
         2005 Quarter                        June 26, 2005                      13
         2006 Quarter                        June 25, 2006                      13
   2005 Year-to-date period                  June 26, 2005                      26
   2006 Year-to-date period                  June 25, 2006                      26

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

Overview

Applebee's International, Inc. and our subsidiaries develop, franchise and operate casual dining restaurants under the name "Applebee's Neighborhood Grill & Bar," which is the largest casual dining concept in the world with over 1,800 system-wide restaurants open as of June 25, 2006. The casual dining segment of the restaurant industry is highly competitive and there are many factors that affect our profitability. Our industry is susceptible to changes in economic conditions, trends in lifestyles, fluctuating costs, government regulation, availability of resources, and consumer perceptions. When evaluating and assessing our financial performance, we believe there are five key factors:

o Development - the number of new company and franchise restaurants opened during the period. As the largest casual dining concept in the world, Applebee's has a unique opportunity to leverage our brand, system size and scale to optimize our future growth. Our expansion strategy has been to cluster restaurants in targeted markets, thereby increasing consumer awareness and convenience, and enabling us to take advantage of operational, distribution and advertising efficiencies. We currently expect that the Applebee's system will encompass at least 3,000 restaurants in the United States, as well as the potential for at least 1,000 restaurants internationally. In the 2006 quarter and the 2006 year-to-date period, we and our franchisees opened 35 and 64 restaurants, respectively. Together, we have opened at least 100 restaurants system-wide each year for the past 13 fiscal years. In 2006, we currently expect to open approximately 125 restaurants system-wide, comprised of approximately 35 company and at least 90 franchise restaurants. Development costs, which include construction costs, fixtures and equipment and land costs, continue to increase as a result of increased demand for material, labor and commercial real estate. We are evaluating the impact of rising development costs, as well as slower sales trends, on the pipeline of future openings. We currently expect fiscal year 2007 company openings to be fewer than fiscal year 2006.

o Comparable restaurant sales - a year-over-year comparison of sales for restaurants open at least 18 months. Changes in comparable restaurant sales are driven by changes in the average guest check and/or changes in guest traffic. Average guest check changes result from menu price changes and/or changes in menu mix. Although we may have changes in our average guest check from period to period, our main focus has been increasing guest traffic as we view this component to be more indicative of the long-term health of the Applebee's brand. We are constantly seeking to increase guest traffic by focusing on operations and improving our menu with new food and beverage offerings. In 2006, we began implementation of a plan to substantially improve the quality and flavor profile of our food and beverage offerings as a result of comprehensive consumer research we completed in 2005. In the 2006 quarter, company comparable sales decreased 2.0% while domestic franchise and domestic system-wide comparable sales decreased 1.7% and 1.8%, respectively. In the 2006 year-to-date period, company comparable sales decreased 0.4%, while domestic franchise and domestic system-wide comparable sales increased 0.7% and 0.4%, respectively. We believe our sales and traffic growth have been negatively impacted by multiple factors. Lower income households, which represent a significant portion of our guests, have been impacted by higher energy costs and interest rates. The bar and grill category of the restaurant industry has been negatively impacted by increased trade-down to quick-service restaurants. In addition, the supply growth of the category has outpaced demand contributing to weaker sales trends. We believe less effective advertising has also impacted traffic in fiscal 2006. As a result of these factors, we currently expect system-wide comparable sales for the remainder of the year to be in a range from flat to down 4.0%.

o Company restaurant margins - company restaurant sales, less food and beverage, labor, direct and occupancy restaurant costs and pre-opening expenses, expressed as a percentage of company restaurant sales. Company restaurant margins were 12.1% and 13.4% in the 2006 quarter and the 2006 year-to-date period, respectively, and 13.8% and 14.8% in the 2005 quarter and the 2005 year-to-date period, respectively. We currently expect fiscal 2006 company restaurant margins, which will be dependent on comparable sales performance at company restaurants, to be less than fiscal 2005. Company restaurant margins are susceptible to fluctuations in commodity costs, labor costs and other operating costs such as utilities. We attempt to negotiate contracts for the majority of our food products in order to mitigate the impact of rising commodity costs. In 2006, we currently expect net commodity costs to be flat, including the negative impact of fuel surcharges. In addition, the improved menu offerings may increase food costs, as a percentage of sales, when compared to other menu offerings. We expect labor costs to continue to be negatively impacted by health insurance costs and the impact of wage rate increases. In addition, higher energy costs, including utilities and the cost of materials used in the production of packaging, will have a negative impact on company restaurant margins, but will be partially offset by the favorable impact of a change in accounting convention for smallwares that was implemented in the 2006 quarter.

o General and administrative expenses - general and administrative expenses expressed as a percentage of total operating revenues. General and administrative expenses were 9.8% and 9.1% in the 2006 quarter and the 2005 quarter, respectively, and 10.1% and 9.0% for the 2006 year-to-date period and the 2005 year-to-date period, respectively. Stock-based compensation included in general and administrative expenses was 1.5% and 0.2% in the 2006 quarter and the 2005 quarter, respectively, and 1.6% and 0.2% in the 2006 year-to-date period and the 2005 year-to-date period, respectively. General and administrative expenses, as a percentage of operating revenues, for fiscal 2006 are expected to be in the low-to-mid 10 percent range, including the impact of stock-based compensation.

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

Income taxes: We record valuation allowances against our deferred tax assets, when necessary, in accordance with SFAS No. 109, "Accounting for Income Taxes." Realization of deferred tax assets is dependent on future taxable earnings and is therefore uncertain. We assess the likelihood that our deferred tax assets in each of the jurisdictions in which we operate will be recovered from future taxable income. Deferred tax assets do not include future tax benefits that we deem likely not to be realized.

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

In January 2006, we completed the acquisition of four Applebee's restaurants in the Houston market for approximately $8,200,000. The purchase price was allocated to the fair value of property and equipment of $7,400,000, goodwill of approximately $600,000, reacquired franchise rights of approximately $100,000, and other net assets of approximately $100,000. In connection with this acquisition, we paid approximately $8,000,000 in the 2006 year-to-date period.

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

The following table is comprised of actual company restaurant sales for the two restaurant acquisitions above, which are included in our condensed consolidated financial statements for each period presented, and pro forma company restaurant sales assuming the acquisitions occurred at the beginning of the preceding fiscal year for each acquisition (in thousands):

                                                                                         2006            2005
                                                           2006           2005       Year-to-Date    Year-to-Date
                                                          Quarter       Quarter         Period          Period
                                                       -------------- ------------- ---------------  --------------
Actual company restaurant sales for acquired
    restaurants......................................    $  1,800       $ 2,800       $   3,300        $  2,800
                                                       ============== ============= ===============  ==============

Pro forma company restaurant sales for acquired
     restaurants.....................................    $  1,800       $ 8,200       $   4,000        $ 16,400
                                                       ============== ============= ===============  ==============

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

Captive Insurance Subsidiary

In 2002, we formed Neighborhood Insurance, Inc., a Vermont corporation and a wholly-owned captive insurance subsidiary to provide Applebee's International, Inc. and qualified franchisees with workers' compensation and general liability insurance. In 2005, we reduced the types of insurance coverage plans offered which resulted in fewer franchisee participants in our captive insurance program. Through 2005, Applebee's International, Inc. and covered franchisees made premium payments to the captive insurance company which pays administrative fees and insurance claims, subject to individual and aggregate maximum claim limits under the captive insurance company's reinsurance policies. Franchisee premium amounts billed by the captive insurance company were established based upon third-party actuarial estimates of settlement costs for incurred and anticipated claims and administrative fees. Franchisee premiums were included in other franchise income ratably over the policy year and the related offsetting expenses were included in cost of other franchise income. In 2006, we discontinued writing any new coverage. Franchise premium adjustments will be included in other franchise income and cost of other franchise income when audited. Cost of other franchise income includes costs related to the resolution of claims arising from franchisee participation in our captive insurance program. We do not expect franchisee participation in the captive insurance company to have a material impact on our net earnings. Our consolidated balance sheets include the following balances related to the captive insurance subsidiary:

    o Franchise premium receivables of approximately $500,000 and $1,700,000 as of June 25, 2006 and December 25, 2005,
              respectively, included in receivables related to captive insurance subsidiary.
    o Cash equivalent and other long-term investments restricted for the payment of claims of approximately $16,600,000 and $18,600,000 as of June 25, 2006 and December 25, 2005, respectively, included in restricted assets related to captive insurance subsidiary.
    o Loss reserve related to captive insurance subsidiary of approximately $17,100,000 and $20,700,000 as of June 25, 2006 and
              December 25, 2005, respectively. Approximately $8,000,000 and $10,500,000 for June 25, 2006 and December 25, 2005, respectively, is included in other non-current liabilities.

Results of Operations

The  following  table  contains   information   derived  from  our  consolidated
statements of earnings expressed as a percentage of total operating revenues, except where otherwise noted. Percentages may not add due to rounding.

                                                                                             2006          2005
                                                                                           Year-to-      Year-to-
                                                                2006          2005           Date          Date
                                                               Quarter       Quarter        Period        Period
                                                            -------------  ------------  ------------- -------------
Operating revenues:
     Company restaurant sales..............................     89.5%          88.9%         89.5%         88.9%
     Franchise royalties and fees..........................     10.4           10.6          10.4          10.7
     Other franchise income................................      0.2            0.5           0.1           0.4
                                                            -------------  ------------  ------------- -------------
        Total operating revenues...........................    100.0%         100.0%        100.0%        100.0%
                                                            =============  ============  ============= =============
Cost of sales (as a percentage of company
     restaurant sales):
     Food and beverage.....................................     26.5%          26.6%         26.6%         26.5%
     Labor.................................................     33.9           33.0          33.3          32.9
     Direct and occupancy..................................     27.2           26.0          26.4          25.3
     Pre-opening expense...................................      0.4            0.5           0.3           0.4
                                                            -------------  ------------  ------------- -------------
        Total cost of sales................................     87.9%          86.2%         86.6%         85.2%
                                                            =============  ============  ============= =============

Cost of other franchise income (as a percentage of other
     franchise income).....................................     52.1%          86.3%        106.4%         82.3%
General and administrative expenses........................      9.8            9.1          10.1           9.0
Amortization of intangible assets..........................      0.1            0.1           0.1           0.1
Impairment and other restaurant closure costs..............      0.9             --           0.7            --
Loss on disposition of property and equipment..............      0.1            0.2           0.1           0.1
                                                            -------------  ------------  ------------- -------------
Operating earnings.........................................     10.4           13.6          11.4          14.7
                                                            -------------  ------------  ------------- -------------
Other income (expense):
     Investment income (loss)..............................     (0.1)           0.1           0.1           0.1
     Interest expense......................................     (0.9)          (0.2)         (0.8)         (0.2)
     Other income..........................................       --            0.2            --           0.2
                                                            -------------  ------------  ------------- -------------
        Total other income (expense).......................     (1.0)           0.1          (0.7)          0.1
                                                            -------------  ------------  ------------- -------------

Earnings before income taxes...............................      9.4           13.7          10.7          14.8
Income taxes...............................................      3.3            4.7           3.6           5.1
                                                            -------------  ------------  ------------- -------------
Net earnings...............................................      6.2%           9.0%          7.0%          9.7%
                                                            =============  ============  ============= =============

                                      26.

The  following  table  sets  forth  certain  financial   information  and  other
restaurant data relating to company and franchise restaurants, as reported to us by franchisees:

                                                                                               2006              2005
                                                                                             Year-to-          Year-to-
                                                           2006              2005              Date              Date
                                                          Quarter           Quarter           Period            Period
                                                       -------------     -------------    --------------    -------------
Number of restaurants:
     Company:
         Beginning of period.......................           497               437              486               424
         Restaurant openings.......................            10                14               19                27
         Restaurants closings......................            --                --               (2)               --
         Restaurants acquired from franchisees.....            --                11                4                11
                                                       -------------     -------------    --------------    -------------
         End of period.............................           507               462              507               462
                                                       -------------     -------------    --------------    -------------
     Franchise:
         Beginning of period.......................         1,332             1,257            1,318             1,247
         Restaurant openings.......................            25                16               45                29
         Restaurants closings......................            (4)               (2)              (6)               (5)
         Restaurants acquired from franchisees.....            --               (11)              (4)              (11)
                                                       -------------     -------------    --------------    -------------
         End of period.............................         1,353             1,260            1,353             1,260
                                                       -------------     -------------    --------------    -------------
     Total:
         Beginning of period.......................         1,829             1,694            1,804             1,671
         Restaurant openings.......................            35                30               64                56
         Restaurants closings......................            (4)               (2)              (8)               (5)
                                                       -------------     -------------    --------------    -------------
         End of period.............................         1,860             1,722            1,860             1,722
                                                       =============     =============    ==============    =============

Weighted average weekly sales per restaurant:
     Company.......................................    $   45,245        $   46,800       $   46,650        $   47,483
     Domestic franchise............................    $   50,127        $   51,056       $   51,863        $   51,547
     Domestic total................................    $   48,736        $   49,894       $   50,383        $   50,452

Change in comparable restaurant sales:(1)
     Company.......................................        (2.0)%            (1.2)%           (0.4)%            (0.4)%
     Domestic franchise............................        (1.7)%             2.3 %            0.7 %             3.6 %
     Domestic total................................        (1.8)%             1.4 %            0.4 %             2.6 %

Total operating revenues (in thousands):
     Company restaurant sales......................    $  296,128        $  272,703       $  604,027        $  543,161
     Franchise royalties and fees(2)...............        34,306            32,493           70,241            65,501
     Other franchise income(3).....................           539             1,424              984             2,489
                                                       -------------     -------------    --------------    -------------
     Total.........................................    $  330,973        $  306,620       $  675,252        $  611,151
                                                       =============     =============    ==============    =============

(1) When computing comparable restaurant sales, restaurants open for at least 18 months are compared from period to period.
(2) Franchise royalties are generally 4% of each franchise restaurant's reported monthly gross sales. Reported franchise sales (including international restaurants), in thousands, were $859,557 and $820,483 in the 2006 quarter and the 2005 quarter, respectively, and $1,764,201 and $1,653,480 in the 2006 year-to-date period and the 2005 year-to-date period, respectively. Franchise fees typically range from $30,000 to $35,000 for each restaurant opened.
(3) Other franchise income includes revenue from information technology products and services provided to certain franchisees. In addition, the 2005 period includes insurance premiums from franchisee participation in our captive insurance program.

                                      27.

2006 Quarter Compared With 2005 Quarter and 2006 Year-to-Date Period Compared With 2005 Year-to-Date Period

Company Restaurant Sales. Total company restaurant sales increased $23,425,000 (9%) from $272,703,000 in the 2005 quarter to $296,128,000 in the 2006 quarter and  increased  $60,866,000  (11%) from  $543,161,000  in the 2005  year-to-date period to $604,027,000 in the 2006 year-to-date period. The percentage increase in total company restaurant sales was due to an increase in the number of restaurant weeks open of approximately 12% in the 2006 quarter and 13% in the 2006 year-to-date period, which was partially offset by a decline in weighted average weekly sales in the 2006 quarter and the 2006 year-to-date period, respectively.

Comparable restaurant sales at company restaurants decreased by 2.0% and 0.4% in the 2006 quarter and the 2006 year-to-date period, respectively. Weighted average weekly sales at company restaurants decreased 3.3% from $46,800 in the 2005 quarter to $45,245 in the 2006 quarter and decreased 1.8% from $47,483 in the 2005 year-to-date period to $46,650 in the 2006 year-to-date period. The decrease in average weekly sales was due to a reduction in guest traffic in 2006 as compared to 2005. These decreases were partially offset by an increase in the average guest check resulting from menu price increases of approximately 2.5% in 2005. In both periods, we experienced more significant guest count declines in New England, Virginia and Michigan where approximately 40% of our company restaurants are located. Lower income households, which represent a significant portion of our guests, have been impacted by higher energy costs and interest rates. The bar and grill category of the restaurant industry has been negatively impacted by increased trade-down to quick-service restaurants. In addition, the supply growth of the category has outpaced demand contributing to weaker sales trends. We believe less effective advertising has also impacted traffic in fiscal 2006. Weighted average weekly sales declined more than comparable sales declined due to weaker new restaurant opening volumes primarily in St. Louis, New England, and Virginia for both periods and Minnesota for the 2006 year-to-date period.

Franchise Royalties and Fees. Franchise royalties and fees increased $1,813,000 (6%) from $32,493,000 in the 2005 quarter to $34,306,000 in the 2006 quarter and increased $4,740,000 (7%) from $65,501,000 in the 2005 year-to-date period to $70,241,000 in the 2006 year-to-date period due primarily to the increased number of franchise restaurants operating during both periods as compared to the prior year. In addition, the increase in the 2006 year-to-date period was due partially to increases in franchisee comparable restaurant sales. Domestic franchise weighted average weekly sales and comparable restaurant sales decreased 1.8% and 1.7%, respectively, in the 2006 quarter and increased by 0.6% and 0.7%, respectively, in the 2006 year-to-date period.

Other Franchise Income. Other franchise income decreased $885,000 (62%) from $1,424,000 in the 2005 quarter to $539,000 in the 2006 quarter and decreased $1,505,000 (60%) from $2,489,000 in the 2005 year-to-date period to $984,000 in the 2006 year-to-date period due primarily to the decision to discontinue writing new coverage in our captive insurance program. In 2005, franchisee premiums were included in other franchise income ratably over the policy year.

Cost of Company Restaurant Sales. Food and beverage costs decreased slightly from 26.6% in the 2005 quarter to 26.5% in the 2006 quarter and increased slightly from 26.5% in the 2005 year-to-date period to 26.6% in the 2006 year-to-date period. Food and beverage costs in both periods were negatively impacted by food costs associated with our improved menu, a shift in menu mix and higher alcoholic beverage costs, as a percentage of sales, related to our late-night value strategy. These increases were offset by menu price increases of 2.5% and improved management of food spoilage and waste in both periods.

Labor costs increased from 33.0% in the 2005 quarter to 33.9% in the 2006 quarter and increased from 32.9% in the 2005 year-to-date period to 33.3% in the 2006 year-to-date period due primarily to higher hourly and management wage rates, payroll taxes and the impact of lower sales volumes, as a percentage of sales, which were partially offset by lower workers' compensation expense and incentive compensation expense.

Direct and occupancy costs increased from 26.0% in the 2005 quarter to 27.2% in the 2006 quarter and increased from 25.3% in the 2005 year-to-date period to 26.4% in the 2006 year-to-date period due primarily to higher utilities and unfavorable year-over-year comparisons for depreciation, as a percentage of sales, due to their relatively fixed nature, which were partially offset by the favorable impact of a change in accounting convention for smallwares that was implemented in the 2006 quarter.

Cost of Other Franchise Income. Cost of other franchise income decreased $948,000 (77%) from $1,229,000 in the 2005 quarter to $281,000 in the 2006 quarter and decreased $1,001,000 (49%) from $2,048,000 in the 2005 year-to-date period to $1,047,000 in the 2006 year-to-date period due to the decision to discontinue writing new coverage in our captive insurance program, which was partially offset by $500,000 recorded for estimated insurance losses from franchise participants in the first quarter of 2006.

General and Administrative Expenses. General and administrative expenses increased from 9.1% in the 2005 quarter to 9.8% in the 2006 quarter and increased from 9.0% in the 2005 year-to-date period to 10.1% in the 2006 year-to-date period due primarily to an increase in stock-based compensation related to adoption of SFAS 123(R), higher compensation expense due to staffing levels and a shift in the timing of our general manager meeting in the 2006 year-to-date period. Stock-based compensation included in general and administrative expenses was 1.5% and 0.2% in the 2006 quarter and the 2005 quarter, respectively, and 1.6% and 0.2% in the 2006 year-to-date period and the 2005 year-to-date period, respectively. The increase in both periods was partially offset by the absorption of general and administrative costs over a larger revenue base as well as decreases in the return on investments of our nonqualified deferred compensation plan and lower accrued incentive compensation.

Impairment and Other Restaurant Closure Costs. Impairment and other restaurant closure costs were $3,000,000 in the 2006 quarter and $4,600,000 in the 2006 year-to-date period. These costs consisted of $1,900,000 impairment of the carrying value of the property and equipment and approximately $1,100,000 for the write-off of lease acquisition costs in the 2006 quarter. In addition, we recorded an impairment of $900,000 of the carrying value of the property and equipment and $700,000 of lease obligations for closed restaurants in the first quarter of fiscal 2006.

Investment Income (Loss). Investment income decreased from income of $449,000 in the 2005 quarter to a loss of $285,000 in the 2006 quarter due to a decrease in the return on investments in our nonqualified deferred compensation plan. Investment income increased from $408,000 in the 2005 year-to-date period to $460,000 in the 2006 year-to-date period.

Interest Expense. Interest expense increased from $634,000 in the 2005 quarter to $2,985,000 in the 2006 quarter and from $971,000 in the 2005 year-to-date period to $5,539,000 in the 2006 year-to-date period due primarily to higher interest rates and increased borrowings used for capital expenditure funding, repurchases of our common stock, and acquisitions.

Income Taxes. The effective income tax rate, as a percentage of earnings before income taxes, increased from 34.6% in the 2005 quarter to 34.8% in the 2006 quarter and decreased from 34.6% in the 2005 year-to-date period to 34.1% in the 2006 year-to-date period. Both periods were impacted by favorable hourly employment tax credits and the resolution of state tax matters.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and borrowings under our credit facility. Our need for capital resources historically has resulted from the construction and acquisition of restaurants, the repurchase of our common stock, and investment in information technology systems. In the past, we have obtained capital through our ongoing operations and debt financing. Cash flows from our ongoing operations primarily include cash generated from company and franchise operations, management of credit from trade suppliers, decisions to enter into restaurant operating leases, and cash received from the exercise of employee stock options. In addition, we have assumed debt or issued new debt in connection with certain mergers and acquisitions. The following table presents a summary of our cash flows for the 2006 year-to-date period and the 2005 year-to-date period (in thousands):

                                                          2006               2005
                                                      Year-to-Date       Year-to-Date
                                                         Period             Period
                                                   ------------------- ------------------
Net cash provided by operating activities.........   $    65,832         $   107,790

Net cash used by investing activities.............       (65,712)           (108,116)

Net cash used by financing activities.............        (6,264)             (9,655)
                                                   ------------------- ------------------
Net decrease in cash and cash equivalents.........   $    (6,144)        $    (9,981)
                                                   =================== ==================

Capital expenditures were $59,922,000 in the 2005 year-to-date period and $59,976,000 in the 2006 year-to-date period. In 2006, we currently expect to open approximately 35 company restaurants, and capital expenditures, excluding franchise acquisitions, are expected to be between $135,000,000 and $145,000,000.

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

In fiscal 2006, we expect to incur approximately $16,000,000 in costs associated with the construction of our new corporate headquarters including $4,500,000 for land, which we paid in January 2006. We will incur additional construction costs in fiscal 2007, the amount of which has yet to be determined.

In January 2006, we completed the acquisition of four Applebee's  restaurants in
the  Houston  area  for  approximately   $8,200,000.  In  connection  with  this
acquisition, we paid approximately $8,000,000 in the 2006 year-to-date period.

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

In December 2004, we completed the refinancing of our $150,000,000 unsecured revolving credit facility. The new bank credit agreement provided for a $150,000,000 five-year unsecured revolving credit facility, of which $40,000,000 may be used for the issuance of letters of credit. The facility is subject to various covenants and restrictions which, among other things, require the maintenance of stipulated fixed charge, leverage and indebtedness to capitalization ratios, as defined. There is no limit on cash dividends provided that the declaration and payment of such dividend does not cause a default of any other covenant contained in the agreement. The facility is subject to other standard terms, conditions, covenants and fees. In September 2005, we entered into an amendment to our credit facility which increased the revolving credit commitment available from $150,000,000 to $200,000,000. In October 2005, we entered into a second amendment to our credit facility which increased the revolving credit commitment available from $200,000,000 to $250,000,000 and provided for an additional $75,000,000 of revolving credit upon satisfaction of the conditions set forth in the credit facility. As of June 25, 2006, we were in compliance with the covenants contained in our credit agreement. As of June 25, 2006, we had borrowings of $196,400,000, standby letters of credit of $16,400,000 outstanding and approximately $37,200,000 available under our revolving credit facility.

In October 2005, our Board of Directors approved a $175,000,000 authorization to repurchase our common stock, subject to market conditions. During the 2006 year-to-date period, we repurchased 687,200 shares of our common stock at an average price of $23.48 for an aggregate cost of $16,134,000. As of June 25, 2006, we had $112,833,000 remaining under our repurchase authorization.

In October 2005, the Board of Directors declared an annual dividend of $0.20 per share payable to shareholders of record on December 23, 2005. We paid approximately $14,800,000 in January 2006 related to this dividend.

As of June 25, 2006, our liquid assets totaled $7,185,000. These assets consisted of cash and cash equivalents in the amount of $6,896,000 and short-term investments in the amount of $289,000. The working capital deficit decreased from $107,400,000 as of December 25, 2005 to $61,182,000 as of June 25, 2006. This decrease was due primarily to the redemption of gift cards in the 2006 quarter sold in 2005 and decreases in accounts payable and accrued dividends.

We believe that our liquid assets and cash generated from operations, combined with available borrowings, will provide sufficient funds for capital expenditures, repurchases of our common stock, the payment of dividends and other such operating activities for at least the next 12 months and thereafter for the foreseeable future.

The following table shows our debt amortization schedule, future capital lease commitments (including principal and interest payments), future operating lease commitments and future purchase obligations as of June 25, 2006 (in thousands):

                                                                          Payments due by period
                                                   ----------------------------------------------------------------------
                        Certain                                   Less than 1       1-3           3-5      More than 5
                Contractual Obligations               Total           year         years         years        years
      -------------------------------------------- -------------  ------------- ------------- ------------ -------------
      Long-term Debt (excluding capital
         lease obligations) (1)..................  $ 197,756      $   4,521     $      86    $ 192,104     $   1,045
      Capital Lease Obligations..................      7,940            808         1,701        1,822         3,609
      Operating Leases (2).......................    393,789         28,351        56,850       55,598       252,990
      Purchase Obligations - Company(3)..........    233,319         62,462       137,510       33,347          --
      Purchase Obligations - Franchise(4)........    574,252        123,389       361,872       88,991          --

(1) The amounts for long-term debt are primarily borrowings under our revolving credit facility and exclude interest payments which are variable in nature.
(2) The amounts for operating leases include option periods where failure to exercise such options would result in an economic penalty such that the renewal appears reasonably assured.
(3) The amounts for company purchase obligations include commitments for food items, energy, supplies, severance and employment agreements, and other miscellaneous commitments.
(4) The amounts for franchise purchase obligations include commitments for food items and supplies made by us for our franchisees. We contract with certain suppliers to ensure competitive pricing. These amounts will only be payable by us if our franchisees do not meet certain minimum contractual requirements.

Other Contractual Obligations

In connection with the sale of restaurants to franchisees and other parties, we have, in certain cases, remained contingently liable for the remaining lease payments. As of June 25, 2006, we have outstanding lease guarantees of approximately $16,300,000. In addition, we or our subsidiaries are contingently liable for various leases that we have assigned in connection with the sale of restaurants to franchisees and other parties, in the potential amount of $13,200,000. These leases expire at various times with the final lease agreement expiring in 2018. We have not recorded a liability related to these contingent lease liabilities as of June 25, 2006 or December 25, 2005.

In 2004, we arranged for a third-party financing company to provide up to $250,000,000 to qualified franchisees for loans to fund development of new restaurants through October 2007, subject to our approval. We will provide a limited guarantee of 10% of certain loans advanced under this program. We will be released from our guarantee if certain operating results are met after the restaurant has been open for at least two years. As of June 25, 2006, there were loans outstanding to six franchisees for approximately $55,900,000 under this program. The fair value of our guarantees under this financing program is approximately $110,000 and is recorded in non-current liabilities in our consolidated balance sheet as of June 25, 2006.

We have severance and employment agreements with certain officers providing for severance payments to be made in the event the associate resigns or is terminated not related to a change in control, some of which require payments to be made only if we enforce certain terms in the agreements. If the severance payments had been due as of June 25, 2006, we would have been required to make payments totaling approximately $13,200,000. In addition, we have severance and employment agreements with certain officers which contain severance provisions related to a change in control. The agreements define the circumstances which will constitute a change in control. Those provisions would have required additional aggregate payments of approximately $7,400,000 if such officers had been terminated as of June 25, 2006.

New Accounting Pronouncements

In March 2006, the Emerging Issues Task Force ("EITF") issued EITF Issue 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities
Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)." A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes that are recognized on a gross basis. The guidance is effective for periods beginning after December 15, 2006. We present company sales net of sales taxes. This issue will not impact the method for recording these sales taxes in our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes," which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 is effective for fiscal years beginning after December 15, 2006. We are evaluating the impact the adoption of FIN 48 will have on our consolidated financial statements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from fluctuations in interest rates and changes in commodity prices. Our revolving credit facility bears interest at either the bank's prime rate or LIBOR plus 0.75%, at our option. As of June 25, 2006, the total amount of debt subject to interest rate fluctuations was $196,400,000, which was outstanding on our revolving credit facility. A 1% change in interest rates would result in an increase or decrease in interest expense of $1,964,000 per year. We may from time to time enter into interest rate swap agreements to manage the impact of interest rate changes on our earnings. A substantial portion of the food products and utilities we purchase are subject to price volatility due to factors that are outside of our control such as weather, seasonality and fuel costs. As part of our strategy to moderate this volatility, we have entered into fixed price purchase commitments.

Item 4.     Controls and Procedures

As of June 25, 2006, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of the principal executive officer and Chief Financial Officer ("CFO"). Based on this evaluation, our management, including the principal executive officer and CFO, concluded that our disclosure controls and procedures are effective.

During the 2006 quarter, there have been no changes in our internal control over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

We are subject from time to time to lawsuits, claims and governmental inspections or audits arising in the ordinary course of business. Some of these lawsuits purport to be class actions and/or seek substantial damages. In the opinion of management, these matters are adequately covered by insurance, or if not so covered, are without merit or are of such a nature or involve amounts that would not have a material adverse impact on our business or consolidated financial position.

Item 1A.    Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities.

--------------------------------------------------------------------------------------------------------------
                                      Purchases of Equity Securities(1)
--------------------------------------------------------------------------------------------------------------
                                     (a)          (b)               (c)                        (d)
------------------------------- ------------- ----------- ------------------------- --------------------------
                                                                                     Maximum Dollar Value of
                                                           Total Number of Shares    Shares that May Yet Be
                                   Total      Average       Purchased as Part of       Purchased Under the
                                 Number of    Price          Publicly Announced         Plans or Programs
            Period                 Shares     Paid Per       Plans or Programs           (in thousands)
                                 Purchased      Share
------------------------------- ------------- ----------- ------------------------- --------------------------
March 27, 2006 through
April 23, 2006                     256,700      $23.37            256,700                   $117,798
------------------------------- ------------- ----------- ------------------------- --------------------------
April 24, 2006 through
May 21, 2006                       212,300      $23.39            212,300                   $112,833
------------------------------- ------------- ----------- ------------------------- --------------------------
May 22, 2006 through
June 25, 2006                         --           --                --                     $112,833
------------------------------- ------------- ----------- ------------------------- --------------------------
            Total                  469,000                        469,000
=============================== ============= =========== ========================= ==========================


(1) In October 2005, our Board of Directors authorized additional repurchases of our common stock of up to $175,000,000, subject to market conditions.

                                      35.

Item 4.     Submission of Matters to a Vote of Security Holders


Our Annual Meeting of Stockholders was held on May 11, 2006. The stockholders voted on the following matters:

    Proposal I.    Election of six directors.
    Proposal II.   Approve  the  Applebee's  International,   Inc.  2001  Senior
                   Executive Bonus Plan, as amended.
    Proposal III.  Ratify  the  selection  of  Deloitte  &  Touche  LLP  as  our independent  registered  public  accounting firm for the 2006 fiscal year.
    Proposal IV.   Act  on  a  shareholder  proposal  to  require  us  to  issue quarterly reports in 2006 detailing the progress made toward accelerating the development of an alternative method of poultry slaughter.

The results of the voting were as follows:

                                                         Negative/
                                 Affirmative             Withheld                                         Broker
        Proposal                    Votes                  Votes                 Abstentions            Non-Votes
--------------------------     ----------------     --------------------     --------------------    -----------------
I (Boswell)                      68,637,606                  327,981                     --                 --
I (Goebel)                       68,300,086                  665,501                     --                 --
I (Conant)                       66,696,411                2,269,176                     --                 --
I (Curran)                       68,350,630                  614,957                     --                 --
I (Lumpkin)                      67,187,199                1,778,388                     --                 --
I (Rebolledo)                    68,681,772                  283,815                     --                 --
II                               64,584,445                1,193,592                3,187,550               --
III                              68,783,912                  110,705                   70,970               --
IV                                2,383,094               51,937,081                5,363,347          9,282,065

Proposals  I, II,  and III  received  the  required  affirmative  votes and were
adopted  by  the  stockholders.   Proposal  IV  did  not  receive  the  required
affirmative votes.


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



Date:    July 26, 2006                 By:  /s/    David L. Goebel
     ---------------------                --------------------------------------
                                          David L. Goebel
                                          Director, President and
                                          Chief Operating Officer
                                          (principal executive officer)

Date:    July 26, 2006                 By:  /s/    Steven K. Lumpkin
     ---------------------                --------------------------------------
                                          Steven K. Lumpkin
                                          Director, Executive Vice President,
                                          Chief Financial Officer and Treasurer
                                          (principal financial officer)

Date:    July 26, 2006                 By:  /s/    Beverly O. Elving
     ---------------------                --------------------------------------
                                          Beverly O. Elving
                                          Vice President and Controller
                                          (principal accounting officer)

                         APPLEBEE'S INTERNATIONAL, INC.
                                  EXHIBIT INDEX


  Exhibit
   Number                    Description of Exhibit
------------- ------------------------------------------------------------------


    10.1 2001 Senior Executive Bonus Plan, as amended (incorporated by reference to the Registrant's Form 8-K filed on May 16, 2006).

    10.2      Separation Agreement, Release and Waiver dated May 17, 2006 by and
              between  the  Company  and  John  C.  Cywinski   (incorporated  by
              reference to the Registrant's Form 8-K filed on May 18, 2006).

    10.3      Amendment to the Amended and Restated 1995 Equity Incentive Plan.

    31.1 Certification of Principal Executive Officer Pursuant to SEC Rule 13a-14(a).

    31.2      Certification  of Chief  Financial  Officer  Pursuant  to SEC Rule
              13a-14(a).

    32.1      Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
              2002.