Form 10-Q
period 2006-09-24
APPLEBEES INTERNATIONAL INC
filed 2006-10-26
CIK 853665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 24, 2006
                               -------------------------------------------------

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

            Yes                   No X
               ----                 ----

The number of shares of the registrant's common stock outstanding as of October 23, 2006 was 74,239,024.

                         APPLEBEE'S INTERNATIONAL, INC.
                                    FORM 10-Q
                     FISCAL QUARTER ENDED SEPTEMBER 24, 2006
                                      INDEX



PART I        FINANCIAL INFORMATION                                                               Page

Item 1.       Condensed Consolidated Financial Statements:

              Consolidated Balance Sheets as of September 24, 2006
                and December 25, 2005 .............................................................  3

              Consolidated Statements of Earnings for the 13 Weeks and 39 Weeks
                Ended September 24, 2006 and September 25, 2005 ...................................  4

              Consolidated Statement of Stockholders' Equity for the
                39 Weeks Ended September 24, 2006 .................................................  5

              Consolidated Statements of Cash Flows for the 39 Weeks
                Ended September 24, 2006 and September 25, 2005....................................  6

              Notes to Condensed Consolidated Financial Statements.................................  8

Item 2.       Management's Discussion and Analysis of
                Financial Condition and Results of Operations...................................... 21

Item 3.       Quantitative and Qualitative Disclosures About Market Risk........................... 35

Item 4.       Controls and Procedures.............................................................. 35


PART II       OTHER INFORMATION

Item 1.       Legal Proceedings.................................................................... 36

Item 1A.      Risk Factors......................................................................... 36

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.......................... 37

Item 5.       Other Information.................................................................... 37

Item 6.       Exhibits............................................................................. 38

Signatures ........................................................................................ 39

Exhibit Index...................................................................................... 40

                          PART I. FINANCIAL INFORMATION

Item 1.       Condensed Consolidated Financial Statements

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)


                                                                                    September 24,      December 25,
                                                                                         2006              2005
                                                                                    -------------      ------------

                                     ASSETS
Current assets:
     Cash and cash equivalents.................................................         $   9,776        $  13,040
     Short-term investments, at market value...................................               291              286
     Receivables (less allowance of $325 in 2006 and $340 in 2005).............            36,958           37,857
     Receivables related to captive insurance subsidiary.......................               463            1,712
     Inventories...............................................................            10,400           20,373
     Prepaid income taxes......................................................                55            3,488
     Prepaid and other current assets..........................................            12,086           13,518
     Assets held for sale......................................................             7,498             --
                                                                                    --------------     ------------
        Total current assets...................................................            77,527           90,274
Property and equipment, net....................................................           620,983          590,593
Goodwill.......................................................................           139,111          138,443
Restricted assets related to captive insurance subsidiary......................            15,011           19,329
Other intangible assets, net...................................................             6,561            8,050
Other assets, net..............................................................            34,827           31,899
                                                                                    --------------     ------------
                                                                                        $ 894,020        $ 878,588
                                                                                    ==============     ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt.........................................         $     274        $     259
     Notes payable.............................................................            10,000            7,900
     Accounts payable..........................................................            38,016           63,445
     Accrued expenses and other current liabilities............................            84,426          100,995
     Loss reserve related to captive insurance subsidiary......................             6,025           10,235
     Accrued dividends.........................................................              --             14,840
     Accrued income taxes......................................................             4,007             --
                                                                                    --------------     ------------
        Total current liabilities..............................................           142,748          197,674
                                                                                    --------------     ------------
Non-current liabilities:
     Long-term debt, less current portion......................................           184,006          180,208
     Deferred income taxes.....................................................            27,757           37,722
     Other non-current liabilities.............................................            60,372           50,374
                                                                                    --------------     ------------
        Total non-current liabilities..........................................           272,135          268,304
                                                                                    --------------     ------------
        Total liabilities......................................................           414,883          465,978
                                                                                    --------------    -------------
Commitments and contingencies (Note 3)
Stockholders' equity:
     Preferred stock- par value $0.01 per share:authorized - 1,000,000 shares;
        no shares issued.......................................................              --               --
     Common stock - par value $0.01 per share:authorized - 125,000,000 shares;
        issued - 108,503,243 shares............................................             1,085            1,085
     Additional paid-in capital................................................           255,029          234,988
     Unearned compensation.....................................................              --             (2,614)
     Retained earnings.........................................................           772,673          710,277
                                                                                    --------------     ------------
                                                                                        1,028,787          943,736
     Treasury stock - 34,563,782 shares in 2006 and 34,304,693 shares
        in 2005 at cost........................................................          (549,650)        (531,126)
                                                                                    --------------     ------------
        Total stockholders' equity.............................................           479,137          412,610
                                                                                    --------------     ------------
                                                                                        $ 894,020        $ 878,588
                                                                                    ==============     ============



            See notes to condensed consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                                    13 Weeks Ended                         39 Weeks Ended
                                                          -----------------------------------    -----------------------------------
                                                           September 24,       September 25,       September 24,      September 25,
                                                               2006                2005                2006                2005
                                                          ---------------    ----------------    ----------------    ---------------
Operating revenues:
     Company restaurant sales........................     $     286,938      $     272,673       $     890,965       $     815,834
     Franchise royalties and fees....................            33,340             31,589             103,581              97,090
     Other franchise income..........................               371              1,064               1,355               3,553
                                                          ---------------    ----------------    ----------------    ---------------
         Total operating revenues....................           320,649            305,326             995,901             916,477
                                                          ---------------    ----------------    ----------------    ---------------
Cost of company restaurant sales:
     Food and beverage...............................            76,616             71,555             237,285             215,755
     Labor...........................................            99,105             90,231             300,432             269,070
     Direct and occupancy............................            80,047             74,706             239,404             212,111
     Pre-opening expense.............................             1,115              1,089               3,022               3,524
                                                          ---------------    ----------------    ----------------    ---------------
         Total cost of company restaurant sales......           256,883            237,581             780,143             700,460
                                                          ---------------    ----------------    ----------------    ---------------
Cost of other franchise income.......................               694                790               1,741               2,838
General and administrative expenses..................            35,601             26,329             103,527              81,255
Amortization of intangible assets....................               154                204                 562                 658
Impairment and other restaurant closure costs........             1,900              3,900               6,500               3,900
Loss on disposition of property and equipment........               685                480               1,692               1,341
                                                          ---------------    ----------------    ----------------    ---------------
Operating earnings...................................            24,732             36,042             101,736             126,025
                                                          ---------------    ----------------    ----------------    ---------------
Other income (expense):
     Investment income...............................               885                568               1,345                 976
     Interest expense................................            (2,970)            (1,232)             (8,509)             (2,203)
     Other income....................................               301                593                 538               1,612
                                                          ---------------    ----------------    ----------------    ---------------
         Total other income (expense)................            (1,784)               (71)             (6,626)                385
                                                          ---------------    ----------------    ----------------    ---------------
Earnings before income taxes.........................            22,948             35,971              95,110             126,410
Income taxes.........................................             8,107             13,836              32,714              45,128
                                                          ---------------    ----------------    ----------------    ---------------
Net earnings.........................................     $      14,841      $      22,135       $      62,396       $      81,282
                                                          ===============    ================    ================    ===============

Basic net earnings per common share..................     $        0.20      $        0.28       $        0.84       $        1.02
                                                          ===============    ================    ================    ===============
Diluted net earnings per common share................     $        0.20      $        0.28       $        0.83       $        1.00
                                                          ===============    ================    ================    ===============

Basic weighted average shares outstanding............            73,902             78,485              74,044              79,692
                                                          ===============    ================    ================    ===============
Diluted weighted average shares outstanding..........            74,673             79,691              75,007              81,121
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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                                 (in thousands)




                                                     Common Stock     Additional                                           Total
                                                 -------------------   Paid-In     Unearned     Retained    Treasury   Stockholders'
                                                   Shares     Amount   Capital   Compensation   Earnings     Stock        Equity
                                                 ---------- -------- ----------- ------------- --------- ------------- -------------
Balance, December 25, 2005 ....................     108,503  $ 1,085  $234,988     $  (2,614)   $710,277   $ (531,126)  $  412,610

   Net earnings................................        --        --       --            --        62,396         --         62,396
   Purchases of treasury stock.................        --        --       --            --          --        (27,528)     (27,528)
   Reclassification of unearned compensation
      related to the adoption of Statement of
      Financial Accounting Standards
      No. 123(R) (Note 2)......................        --        --     (2,614)        2,614        --           --           --
   Stock options exercised and related tax
      benefit..................................        --        --      5,112          --          --          6,618       11,730
   Shares issued under employee benefit plans..        --        --      1,616          --          --          1,729        3,345
   Nonvested shares awarded under equity
     incentive plans...........................        --        --       (657)         --          --            657         --
   Stock-based compensation expense related
     to employee-based awards..................        --        --     16,584          --          --           --         16,584
                                                  --------- -------- ----------- ------------- --------- ------------- -------------
Balance, September 24, 2006....................     108,503  $ 1,085  $255,029     $    --      $772,673   $ (549,650)  $  479,137
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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                      39 Weeks Ended
                                                                              --------------------------------
                                                                              September 24,      September 25,
                                                                                  2006               2005
                                                                              -------------      -------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings.......................................................       $  62,396          $  81,282
      Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization...................................          48,092             39,765
         Amortization of intangible assets...............................             562                658
         Stock-based compensation........................................          16,584              1,665
         Other amortization..............................................             233                182
         Deferred income tax benefit.....................................          (8,615)            (3,270)
         Impairment and other restaurant closure costs...................           6,500              3,900
         Loss on disposition of property and equipment...................           1,692              1,341
         Income tax benefit from stock-based compensation................           1,233              4,665
      Changes in assets and liabilities, exclusive of effect of
       acquisitions:
         Receivables.....................................................           1,540              2,981
         Receivables related to captive insurance subsidiary.............           1,249               (682)
         Inventories.....................................................          10,031             14,627
         Prepaid and other current assets................................             115                908
         Accounts payable................................................         (24,502)             8,981
         Accrued expenses and other current liabilities..................         (16,750)           (13,024)
         Loss reserve and unearned premiums related to
           captive insurance subsidiary..................................          (4,210)             1,344
         Income taxes....................................................           7,440             12,352
         Other non-current liabilities...................................           7,770              2,524
         Other...........................................................          (1,922)            (1,523)
                                                                              -------------      -------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES.......................         109,438            158,676
                                                                              -------------      -------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment................................         (86,635)          (100,802)
      Change in restricted assets related to captive
         insurance subsidiary............................................           4,318             (2,800)
      Acquisition of restaurants.........................................          (8,053)           (46,848)
      Proceeds from sale of property and equipment.......................             281              1,205
                                                                              -------------      -------------
         NET CASH USED BY INVESTING ACTIVITIES...........................         (90,089)          (149,245)
                                                                              -------------      -------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
      Purchases of treasury stock........................................         (27,528)          (120,856)
      Dividends paid.....................................................         (14,840)            (4,867)
      Issuance of common stock upon exercise of stock options............           8,814             11,822
      Shares issued under employee benefit plans.........................           3,345              3,428
      Excess tax benefits from stock-based compensation..................           1,683               --
      Net debt proceeds .................................................           5,913            100,540
                                                                              -------------      -------------
         NET CASH USED BY FINANCING ACTIVITIES...........................         (22,613)            (9,933)
                                                                              -------------      -------------
 NET DECREASE IN CASH AND CASH EQUIVALENTS...............................          (3,264)              (502)
 CASH AND CASH EQUIVALENTS, beginning of period..........................          13,040             10,642
                                                                              -------------      -------------
 CASH AND CASH EQUIVALENTS, end of period................................       $   9,776          $  10,140
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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                   (Unaudited)
                                 (in thousands)

                                                                                          39 Weeks Ended
                                                                                ------------------------------------
                                                                                  September 24,       September 25,
                                                                                      2006                2005
                                                                                ----------------    ----------------
SUPPLEMENTAL DISCLOSURES OF CASH
     FLOW INFORMATION:
     Cash paid during the 39 week period for:
       Income taxes........................................................        $    27,699         $    31,381
                                                                                ================    ================
       Interest............................................................        $     8,938         $     1,438
                                                                                ================    ================


SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

We issued nonvested shares (previously referred to as restricted stock prior to fiscal 2006) with grant date fair values of $3,598,000 for the 39 weeks ended September 24, 2006 and nonvested shares, net of forfeitures, of $2,916,000 for the 39 weeks ended September 25, 2005.

In 2002, we entered into a rabbi trust agreement to protect the assets of the nonqualified deferred compensation plan for certain of our associates. The plan investments are included in other assets and the offsetting obligation is included in other non-current liabilities in our consolidated balance sheets. We had non-cash increases in these balances of $1,522,000 and $3,049,000 for the 39 weeks ended September 24, 2006 and September 25, 2005, respectively.

We had property and equipment purchases accrued in accounts payable of approximately $13,500,000 and $11,200,000 as of September 24, 2006 and September 25, 2005, respectively.


            See notes to condensed consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Basis of Presentation

Our condensed consolidated financial statements included in this Form 10-Q have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, we believe that the disclosures are adequate to make the information presented not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 25, 2005.

We believe that all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results of the interim periods presented, have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.


2.       Stock-Based Compensation

Our Board of Directors has approved the Amended and Restated 1995 Equity Incentive Plan ("1995 Plan") and the 1999 Employee Incentive Plan ("1999 Plan") which allow for the granting of stock options, stock appreciation rights ("SARs"), nonvested shares, performance units and performance shares to eligible participants. Grants of stock options may be either incentive or nonqualified. There are 19,900,000 and 2,473,875 shares authorized under the 1995 Plan and the 1999 Plan, respectively. As of September 24, 2006, we had 3,487,420 shares available for grant under the 1995 Plan. We will not make additional grants under the 1999 Plan. We issue shares out of our treasury for stock option exercises, SAR exercises and nonvested share issuances.

Prior to fiscal 2006, we accounted for these stock-based compensation equity awards under the intrinsic method of Accounting Principles Board ("APB") Opinion No. 25. Opinion No. 25 required compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. All options awarded under both of our plans were granted with an exercise price equal to the fair market value on the date of the grant and, accordingly, no compensation expense was recognized for stock option awards. In addition, we adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." The statement required prominent disclosures in financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

Under APB Opinion No. 25, pro forma expense for stock-based compensation was calculated using a graded vesting schedule over the explicit vesting period. The following table presents the effect on our net earnings and earnings per share had we adopted the fair value method of accounting for stock-based compensation under SFAS No. 123, "Accounting for Stock-Based Compensation" for the 13 weeks and 39 weeks ended September 25, 2005 (in thousands, except for per share amounts).

                                                                      13 Weeks Ended          39 Weeks Ended
                                                                       September 25,           September 25,
                                                                           2005                    2005
                                                                   ----------------------  ----------------------
Net earnings, as reported........................................    $     22,135            $     81,282

Add: Stock-based compensation expense included
    in net earnings, net of related taxes........................             385                   1,041
Less: Total stock-based employee compensation expense
     determined under fair value-based methods for all
     equity awards, net of related taxes (1).....................           2,049                   5,416
                                                                   ----------------------  ----------------------
Pro forma net earnings...........................................    $     20,471            $     76,907
                                                                   ======================  ======================
Basic net earnings per common share, as reported.................    $       0.28            $       1.02
                                                                   ======================  ======================
Basic net earnings per common share, as adjusted.................    $       0.26            $       0.97
                                                                   ======================  ======================
Diluted net earnings per common share, as reported...............    $       0.28            $       1.00
                                                                   ======================  ======================
Diluted net earnings per common share, as adjusted...............    $       0.26            $       0.95
                                                                   ======================  ======================

(1) SFAS No. 123 (revised 2004) requires compensation expense to be recognized over the requisite service period which is generally from the grant date to the earlier of a) the explicit vesting date or b) the date on which the employee becomes retirement eligible. If pro forma expense for the 13 weeks ended September 25, 2005 ("2005 quarter") and the 39 weeks ended September 25, 2005 ("2005 year-to-date period") had been derived using this approach, additional stock-based compensation would have been $626 and $2,240, net of tax, respectively, and pro forma net income would have been $19,845 and $74,667, respectively. Additionally, basic and diluted pro forma earnings per share would both have been $0.25 for the 2005 quarter and $0.94 and $0.92, respectively, for the 2005 year-to-date period.

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

Beginning in fiscal 2006, we changed our method of determining the fair value of stock-based equity awards from the Black-Scholes model to a binomial model. The binomial model considers a range of assumptions relative to volatility, risk-free interest rates and employee exercise behavior, which models actual employee behaviors. We believe the binomial model provides a fair value that is more representative of actual and future experience as compared to the Black-Scholes model.

Compensation costs for the 13 weeks ended September 24, 2006 ("2006 quarter") and the 39 weeks ended September 24, 2006 ("2006 year-to-date period") have been recognized for all new equity awards granted in fiscal 2006 and those equity awards granted prior to fiscal 2006 that have yet to reach the end of their service period. As required by SFAS 123(R), we began recognizing expense for employee stock-based compensation over the shorter of the vesting period or the period from the date of the grant until the date the employee becomes eligible for retirement. We recognize expense for stock-based compensation over the graded vesting period. We recognized stock-based compensation in the condensed consolidated financial statements as follows:

                                                                                            2006            2005
                                                            2006            2005        Year-to-Date    Year-to-Date
                                                          Quarter         Quarter          Period          Period
                                                       --------------- --------------- --------------- ---------------
Labor................................................     $   216         $    --         $   703         $     --
General and administrative expenses..................       4,956             598          15,881            1,600
Income taxes.........................................      (1,827)           (213)         (5,760)            (559)
                                                       --------------- --------------- --------------- ---------------
Stock-based compensation expense included
   in net earnings, net of related tax...............     $ 3,345         $   385         $10,824          $ 1,041
                                                       =============== =============== =============== ===============


As of September 24, 2006, we had unrecognized compensation expense for stock options and SARs of $18,400,000 to be recognized over a weighted average period of 2.0 years.

As required by SFAS 123(R), unearned compensation of $2,614,000, which was previously reflected as a reduction to stockholders' equity as of December 25, 2005, was reclassified as a reduction to additional paid-in capital upon our adoption of this statement.

Stock Options

Prior to fiscal 2005, we granted substantially all of our equity awards through stock options once per year. These stock options generally vest over three years and expire ten years from the date of the grant.

In fiscal 2005, we granted substantially all of our equity awards through quarterly stock option grants. Grants issued in the first quarter of each year vest three years from the date of the grant. Grants issued in subsequent quarters vest on the same date as the first quarterly stock option grant of that year. In fiscal 2005 and the 2006 year-to-date period, we also granted to certain employees stock options with 25% of the grant vesting four years from the grant date and the remaining 75% of the grant vesting five years from the grant date. The fiscal 2005 option grants expire six to seven years from the date of the grant. In the first quarter of fiscal 2006, we issued grants to certain employees and members of the board of directors which vest either one or three years from the date of the grant. As part of their compensation package, the outside members of the board of directors receive a grant of options in the first quarter of every year which expire 10 years from the grant date.

Transactions for stock options relative to both plans for the 2006 year-to-date period were as follows:

                                                                     1995 Plan
                                        ---------------------------------------------------------------------
                                                                             Weighted
                                                              Weighted        Average
                                                               Average       Remaining
                                            Number of         Exercise      Contractual        Aggregate
                                             Options            Price          Life         Intrinsic Value
                                        ------------------ -------------- ---------------- ------------------
                                                                                              (in thousands)
    Options outstanding at
        December 25, 2005............        7,365,933        $   21.33        6.5 years
           Granted...................          410,921        $   22.14
           Exercised.................         (559,100)       $   11.98                        $    5,042
           Expired...................             (120)       $    8.30
           Forfeited.................         (476,398)       $   25.63
                                        ------------------
    Options outstanding at
        September 24, 2006...........        6,741,236        $   21.85        6.0 years       $   16,955
                                        ==================
    Options exercisable at
        September 24, 2006...........        2,308,902        $   15.34        5.5 years       $   16,550
                                        ==================


                                                                     1999 Plan
                                        ---------------------------------------------------------------------
                                                                             Weighted
                                                              Weighted        Average
                                                               Average       Remaining
                                            Number of         Exercise      Contractual        Aggregate
                                             Options            Price          Life         Intrinsic Value
                                        ------------------ -------------- ---------------- ------------------
                                                                                              (in thousands)
    Options outstanding at
        December 25, 2005............          664,656        $   13.73        6.0 years
           Granted...................             --                --
           Exercised.................         (155,853)       $   14.21                        $    1,411
           Expired...................             --                --
           Forfeited.................             (505)       $   13.22
                                        ------------------
    Options outstanding at
        September 24, 2006...........          508,298        $   13.58        5.2 years       $    4,336
                                        ==================
    Options exercisable at
        September 24, 2006...........          503,798        $   13.56        5.2 years       $    4,307
                                        ==================

The aggregate intrinsic value was calculated using the difference between the current market price and the grant price for only those equity awards that have a grant price that is less than the current market price.

We derived the following weighted-average assumptions using the binomial model in the 2006 quarter and the 2006 year-to-date period and the Black-Scholes model for the 2005 quarter and the 2005 year-to-date period for stock options:

                                                                                        2006             2005
                                                     2006             2005          Year-to-Date     Year-to-Date
                                                    Quarter          Quarter           Period           Period
                                                 --------------  ----------------  ---------------  ---------------
                                                   (Binomial)    (Black-Scholes)      (Binomial)    (Black-Scholes)
   Expected term in years....................           5.2              5.6               4.8             5.2
   Expected stock price volatility...........          32.1%            32.0%             31.4%           32.2%
   Expected dividend yield...................           1.0%             0.9%              0.9%            0.7%
   Risk-free interest rate...................           4.7%             3.7%              4.6%            3.8%
   Fair value of options granted.............      $   6.90       $     8.56         $    6.89       $    8.64


Stock Appreciation Rights

Beginning in the first quarter of fiscal 2006, we began granting substantially all of our equity awards through quarterly nonvested share and SAR grants which are exercisable in shares of our common stock. Grants issued for the first quarter of each year vest three years from the date of the grant. Grants issued in subsequent quarters vest on the same date as the first quarterly grant of that year. The SARs granted in the 2006 year-to-date period expire six to seven years from the date of the grant. Transactions for SARs for the 2006 year-to-date period were as follows:


                                                                     1995 Plan
                                        ---------------------------------------------------------------------
                                                                             Weighted
                                                              Weighted        Average
                                                               Average       Remaining
                                            Number of         Exercise      Contractual        Aggregate
                                             Options            Price          Life         Intrinsic Value
                                        ------------------ -------------- ---------------- ------------------
                                                                                              (in thousands)
    SARs outstanding at
        December 25, 2005............             --                --
           Granted(1)................          960,414        $   21.67
           Exercised.................             --                --
           Expired...................             --                --
           Forfeited.................          (46,725)       $   22.32
                                        ------------------
    SARs outstanding at                                                                        $    882
        September 24, 2006...........          913,689        $   21.63        6.4 years
                                        ==================
    SARs exercisable at
         September 24, 2006..........             --
                                        ==================

(1) Upon exercise of SARs, employees will receive the number of shares of common stock equal to the appreciation in the fair market value based on the difference between the fair market value on the grant date and the fair market value on the date of exercise. The number of shares of common stock delivered as payment of such appreciation will reduce the shares available for issuance under the 1995 Plan.

We derived the following weighted-average assumptions for SARs using the binomial model:

                                                                2006
                                              2006           Year-to-Date
                                             Quarter           Period
                                         ---------------    --------------
Expected term in years                          4.2                4.2
Expected stock price volatility                32.1%              31.7%
Expected dividend yield                         1.0%               0.9%
Risk-free interest rate                         4.7%               4.8%
Fair value of SARs granted                 $   6.09           $   6.24


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

Risk-free interest rate: We have determined the risk-free interest rate using the U.S. Treasury yield curve in effect at the time of the grant for the expected term of the equity award.


Nonvested Shares

We grant nonvested shares under our 1995 Plan. Nonvested shares vest either one, two or three years after the date of the grant. The fair value of nonvested shares granted is equal to the market price of the stock at the date of grant. The weighted average fair value of nonvested shares granted was $20.84 and $25.77 in the 2006 quarter and the 2005 quarter, respectively, and $21.67 and $27.81 in the 2006 year-to-date period and the 2005 year-to-date period, respectively. Transactions during the 2006 year-to-date period were as follows:

                                                                                                Weighted
                                                                                Number of        Average
                                                                                  Awards       Fair Value
                                                                              --------------- --------------
Nonvested share awards outstanding as of December 25, 2005.................      257,813       $  24.03
Granted....................................................................      166,050          21.67
Vested.....................................................................      (98,618)         19.09
Forfeited..................................................................      (35,157)         26.09
                                                                              --------------- --------------
Nonvested share awards outstanding as of September 24, 2006................      290,088       $  24.11
                                                                              =============== ==============

As of September 24, 2006, we had unrecognized compensation expense related to nonvested share awards of approximately $2,500,000 which will be recognized over a weighted average period of 1.3 years.

Employee stock purchase plan

Our Board of Directors has authorized an employee stock purchase plan that allows associates to purchase shares of our common stock at a 15% discount through a payroll deduction. We record compensation for this plan using the Black-Scholes valuation model in the quarter that the purchase occurs. As of September 24, 2006, 190,590 shares of the 1,850,000 shares which were authorized under this plan were available for purchase.


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

Lease guarantees and contingencies: In connection with the sale of restaurants to franchisees and other parties, we have, in certain cases, remained contingently liable for the remaining lease payments. As of September 24, 2006, we have outstanding lease guarantees of approximately $15,800,000. In addition, we or our subsidiaries are contingently liable for various leases that we have assigned in connection with the sale of restaurants to franchisees and other parties, in the potential amount of $12,800,000. These leases expire at various times with the final lease agreement expiring in 2018. We did not record a liability related to these contingent lease liabilities as of September 24, 2006 or December 25, 2005.

In 2004, we arranged for a third-party financing company to provide up to $250,000,000 to qualified franchisees for loans to fund development of new restaurants through October 2007, subject to our approval. We will provide a limited guarantee of 10% of certain loans advanced under this program. We will be released from our guarantee if certain operating results are met after the restaurant has been open for at least two years. As of September 24, 2006, there were loans outstanding to six franchisees for approximately $69,200,000 under this program. The fair value of our guarantees under this financing program is approximately $140,000 and is recorded in non-current liabilities in our consolidated balance sheet as of September 24, 2006.

Severance agreements: We have severance and employment agreements with certain officers providing for severance payments to be made in the event the associate resigns or is terminated not related to a change in control, some of which require payments to be made only if we enforce certain terms in the agreements. If the severance payments had been due as of September 24, 2006, we would have been required to make payments totaling approximately $12,100,000. In addition, we have severance and employment agreements with certain officers which contain severance provisions related to a change in control. The agreements define the circumstances which will constitute a change in control. Those provisions would have required additional aggregate payments of approximately $5,300,000 if such officers had been terminated as of September 24, 2006.

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

                                                                                            2006            2005
                                                            2006            2005        Year-to-Date    Year-to-Date
                                                          Quarter         Quarter          Period          Period
                                                       --------------- --------------- --------------- ---------------
Net earnings.........................................    $  14,841       $  22,135       $  62,396       $  81,282
                                                       =============== =============== =============== ===============

Basic weighted average shares outstanding............       73,902          78,485          74,044          79,692
Dilutive effect of stock options and
   equity-based compensation.........................          771           1,206             963           1,429
                                                       --------------- --------------- --------------- ---------------
Diluted weighted average shares outstanding..........       74,673          79,691          75,007          81,121
                                                       =============== =============== =============== ===============

Basic net earnings per common share..................    $    0.20       $    0.28       $    0.84       $    1.02
                                                       =============== =============== =============== ===============
Diluted net earnings per common share................    $    0.20       $    0.28       $    0.83       $    1.00
                                                       =============== =============== =============== ===============

We excluded stock options and SARs with exercise prices greater than the average market price of our common stock for the applicable periods from the computation of diluted weighted average shares outstanding as the effect would be anti-dilutive. We excluded approximately 5,700,000 and 3,400,000 of these options and SARs from our diluted weighted average share computation for the 2006 quarter and the 2005 quarter, respectively, and approximately 5,300,000 and 900,000 of these options and SARs for the 2006 year-to-date period and the 2005 year-to-date period, respectively.

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

In January 2006, we completed the acquisition of four Applebee's restaurants in the Houston market for approximately $8,200,000. The purchase price was allocated to the fair value of property and equipment of $7,400,000, goodwill of approximately $600,000, reacquired franchise rights of approximately $100,000, and other net assets of approximately $100,000. In connection with this acquisition, we paid approximately $8,100,000 in the 2006 year-to-date period.

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

The following table is comprised of actual company restaurant sales for the two restaurant acquisitions above, which are included in our condensed consolidated financial statements for each period presented, and pro forma company restaurant sales. The pro forma company restaurant sales for the 2006 quarter and the 2006 year-to-date period include sales related to the January 2006 acquisition discussed above as if the acquisition had occurred as of the beginning of each respective period. The pro forma company restaurant sales for the 2005 quarter and the 2005 year-to-date period include sales for the two acquisitions discussed above as if the acquisitions had occurred as of the beginning of each respective period.

                                                                                         2006            2005
                                                           2006           2005       Year-to-Date    Year-to-Date
                                                          Quarter        Quarter        Period          Period
                                                       -------------- ------------- --------------  --------------
Actual company restaurant sales for acquired
    restaurants......................................    $  1,500       $ 7,500       $   4,800       $ 10,300
                                                       ============== ============= ==============  ==============

Pro forma company restaurant sales for acquired
     restaurants.....................................    $  1,500       $ 8,200       $   5,500       $ 24,600
                                                       ============== ============= ==============  ==============


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

6.       Goodwill and Other Intangible Assets

Changes in goodwill are summarized below (in thousands):

                                                                   September 24,         December 25,
                                                                       2006                  2005
                                                                -------------------  -------------------
      Carrying amount, beginning of the year..................      $    138,443        $   116,344
      Goodwill acquired during the period.....................               668             22,099
                                                                -------------------  -------------------
      Goodwill amount, end of the period......................      $    139,111        $   138,443
                                                                ===================  ===================

Intangible assets subject to amortization pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets," are summarized below (in thousands):


                                                                  September 24, 2006
                                             --------------------------------------------------------------
                                               Gross Carrying         Accumulated             Net Book
                                                   Amount             Amortization              Value
                                             ------------------    ------------------    ------------------
Amortized intangible assets:
    Franchise interest and rights.......       $        6,371        $      6,103          $        268
    Lease acquisition costs (1).........                3,430                 590                 2,840
    Noncompete agreement................                  350                 175                   175
                                             ------------------    ------------------    ------------------
Total...................................       $       10,151        $      6,868          $      3,283
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
                                             ==================    ==================    ==================

(1) In connection with the review of long-lived assets during our preparation of the second quarter of fiscal 2006 condensed consolidated financial statements, we recorded an asset impairment charge of approximately $1,100,000, net of accumulated amortization, for lease acquisition costs related to two restaurants whose carrying amounts were not deemed recoverable (Note 9).

We expect annual amortization expense for amortizable other assets for the next five fiscal years to range from approximately $200,000 to $700,000.

Intangible   assets  not  subject  to  amortization  are  summarized  below  (in thousands):

                                                                     September 24,           December 25,
                                                                         2006                    2005
                                                                ----------------------  --------------------
      Carrying amount, beginning of the year..................      $     3,138            $     2,793
      Nonamortizable intangible assets acquired
           during the period..................................              140                    345
                                                                ---------------------   --------------------
      Nonamortizable intangible assets amount,
           end of the period..................................      $     3,278            $     3,138
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

7.       Assets Held for Sale

We classify assets as held for sale when there is a plan for disposal of assets and those assets meet the held for sale criteria as defined in SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." During the 2006 quarter, we began to actively market our existing corporate headquarters under a plan approved by management. Consequently, we have classified the building and land as held for sale as of September 24, 2006. In addition, we began to actively market a corporate aircraft. As a result, we recorded an impairment charge of approximately $900,000 to reduce the carrying amount to its fair value, which was based on an independent third-party estimate.

8.       Captive Insurance Subsidiary

In 2002, we formed Neighborhood Insurance, Inc., a Vermont corporation and a wholly-owned captive insurance subsidiary to provide Applebee's International, Inc. and qualified franchisees with workers' compensation and general liability insurance. In 2005, we reduced the types of insurance coverage plans offered which resulted in fewer franchisee participants in our captive insurance program. Through 2005, Applebee's International, Inc. and covered franchisees made premium payments to the captive insurance company which pays administrative fees and insurance claims, subject to individual and aggregate maximum claim limits under the captive insurance company's reinsurance policies. Franchisee premium amounts billed by the captive insurance company were established based upon third-party actuarial estimates of settlement costs for incurred and anticipated claims and administrative fees. Franchisee premiums were included in other franchise income ratably over the policy year and the related offsetting expenses were included in cost of other franchise income. In 2006, we discontinued writing any new insurance coverage. Franchise premium adjustments will be included in other franchise income and cost of other franchise income when audited. Cost of other franchise income includes costs related to the resolution of claims arising from franchisee participation in our captive insurance program. We do not expect franchisee participation in the captive insurance company to have a material impact on our net earnings. Our consolidated balance sheets include the following balances related to the captive insurance subsidiary:

    o Franchise premium receivables of approximately $500,000 and $1,700,000 as of September 24, 2006 and December 25, 2005, respectively, included in receivables related to captive insurance subsidiary.
    o Cash equivalent and other long-term investments restricted for the payment of claims of approximately $14,300,000 and $18,600,000 as of September 24, 2006 and December 25, 2005, respectively, included in restricted assets related to captive insurance subsidiary.
    o Loss reserve related to captive insurance subsidiary of approximately $16,000,000 and $20,700,000 as of September 24, 2006 and December 25,
        2005, respectively. Approximately $8,000,000 and $10,500,000 for September 24, 2006 and December 25, 2005, respectively, is included in other non-current liabilities.

9.       Impairment and Other Restaurant Closure Costs

During the 2006 year-to-date period, we had impairment and other restaurant closure costs as follows:

    o   In  connection   with  the  review  of  long-lived   assets  during  our
        preparation of the 2006 quarter condensed consolidated financial statements, we recorded an asset impairment charge of $1,900,000. The impairment charge consisted of approximately $1,000,000 write-down of the carrying value of two restaurants whose carrying amounts were deemed not recoverable and approximately $900,000 write-down of a corporate aircraft.

    o We previously recorded impairment and other restaurant closure costs of $3,000,000 in the second quarter of fiscal 2006 and $1,600,000 in the first quarter of fiscal 2006.

In assessing restaurants for impairment, we use current and historical operating results to estimate future cash flows on a restaurant by restaurant basis. The asset impairment charges for the 2006 year-to-date period were calculated by comparing the carrying value of the restaurants' assets to the estimated future cash flow projections.

10.      Treasury Shares

As of September 24, 2006, we had approximately 34,564,000 shares held in treasury. A reconciliation of our treasury shares for the 2006 year-to-date period is provided below (shares in thousands):

                                                                  Treasury
                                                                   Shares
                                                               ---------------
    Balance as of December 25, 2005........................         34,305
    Purchases of treasury stock............................          1,286
    Stock options exercised................................           (711)
    Shares issued under employee benefit plans.............           (185)
    Nonvested shares awarded under equity incentive
        plans..............................................           (131)
                                                               ---------------
    Balance as of September 24, 2006.......................         34,564
                                                               ===============


11.      New Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are evaluating the impact the adoption of SFAS No. 157 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This statement requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. The statement requires prospective application, and the recognition and disclosure requirements are effective for companies with fiscal years ending after December 15, 2006.
Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008. We are evaluating the impact the adoption of SFAS No. 158 will have on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," which provides interpretive guidance regarding the consideration given to prior year misstatements when determining materiality in current year financial statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We are evaluating the impact of SAB No. 108 on our consolidated financial statements.

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

General

We operate on a 52 or 53 week fiscal year ending on the last Sunday in December. Our fiscal years and fiscal periods are as follows:

                                                                              Number
          Fiscal Year                       Fiscal Year End                  of Weeks
--------------------------------       --------------------------        -----------------
             2005                          December 25, 2005                    52
             2006                          December 31, 2006                    53
             2007                          December 30, 2007                    52
            Fiscal                                                            Number
            Period                         Fiscal Period End                 of Weeks
--------------------------------       --------------------------        -----------------
         2005 Quarter                     September 25, 2005                    13
         2006 Quarter                     September 24, 2006                    13
   2005 Year-to-date period               September 25, 2005                    39
   2006 Year-to-date period               September 24, 2006                    39

Our revenues are generated from three primary sources:

    o   Company restaurant sales (food and beverage sales)
    o   Franchise royalties and fees
    o   Other franchise income

Beverage sales consist of sales of alcoholic beverages, while non-alcoholic beverages are included in food sales. Franchise royalties are generally 4% of each franchise restaurant's monthly gross sales. Franchise fees typically range from $30,000 to $35,000 for each restaurant opened. Other franchise income includes revenue from information technology products and services provided to certain franchisees. In fiscal 2005, other franchise income also included insurance premiums for the current year and premium audit adjustments for prior years from franchisee participation in our captive insurance program. In fiscal 2006, we discontinued writing any new insurance coverage. Franchise premium adjustments will be included in other franchise income when audited.

Certain expenses relate only to company operated restaurants. These include:

    o   Food and beverage costs
    o   Labor costs
    o   Direct and occupancy costs
    o   Pre-opening expenses

Cost of other franchise income includes costs related to information technology products and services provided to certain franchisees. In fiscal 2005, cost of other franchise income included the costs related to franchisee participation in our captive insurance program. In fiscal 2006, we discontinued writing any new insurance coverage. Cost of other franchise income includes costs related to the resolution of claims arising from franchisee participation in our captive insurance program.

Other expenses, such as general and administrative and amortization expenses, relate to both company operated restaurants and franchise operations.

Overview

Applebee's International, Inc. and our subsidiaries develop, franchise and operate casual dining restaurants under the name "Applebee's Neighborhood Grill & Bar," which is the largest casual dining concept in the world with nearly 1,900 system-wide restaurants open as of September 24, 2006. The casual dining segment of the restaurant industry is highly competitive and there are many factors that affect our profitability. Our industry is susceptible to changes in economic conditions, trends in lifestyles, fluctuating costs, government regulation, availability of resources, and consumer perceptions. When evaluating and assessing our financial performance, we believe there are five key factors:

o Development - the number of new company and franchise restaurants opened during the period. As the largest casual dining concept in the world, Applebee's has a unique opportunity to leverage our brand, system size and scale to optimize our future growth. Our expansion strategy has been to cluster restaurants in targeted markets, thereby increasing consumer awareness and convenience, and enabling us to take advantage of operational, distribution and advertising efficiencies. We currently expect that the Applebee's system will encompass at least 3,000 restaurants in the United States, as well as the potential for at least 1,000 restaurants internationally. In the 2006 quarter and the 2006 year-to-date period, we and our franchisees opened 28 and 92 restaurants, respectively. Together, we have opened at least 100 restaurants system-wide each year for the past 13 fiscal years. In 2006, we currently expect to open approximately 125 restaurants system-wide, comprised of approximately 35 company and at least 90 franchise restaurants. Development costs, which include construction costs, fixtures and equipment and land costs, continue to increase as a result of increased demand for material, labor and commercial real estate. We continually evaluate our development strategy. As a result of rising development costs, slower industry sales trends and the underperformance of several of our newer restaurants, we currently expect to open approximately 10 to 15 company restaurants in fiscal 2007.

o Comparable restaurant sales - a year-over-year comparison of sales for restaurants open at least 18 months. Changes in comparable restaurant sales are driven by changes in the average guest check and/or changes in guest traffic. Average guest check changes result from menu price changes and/or changes in menu mix. During the 2006 quarter and the 2006 year-to-date period, the impact of menu price increases on company restaurants was 2.5%. In the fourth quarter, we will roll over a 1% price increase taken in November of 2005. We do not expect to take further company restaurant price increases for the remainder of fiscal 2006. Although we may have changes in our average guest check from period to period, our main focus has been increasing guest traffic as we view this component to be more indicative of the long-term health of the Applebee's brand. We are constantly seeking to increase guest traffic by focusing on operations and improving our menu with new food and beverage offerings. In 2006, we began implementation of a plan to substantially improve the quality and flavor profile of our food and beverage offerings as a result of comprehensive consumer research we completed in 2005. In the 2006 quarter, company comparable sales decreased 1.7% while domestic franchise and domestic system-wide comparable sales decreased 2.5% and 2.3%, respectively. In the 2006 year-to-date period, company comparable sales decreased 0.8%, while domestic franchise and domestic system-wide comparable sales decreased 0.4% and 0.5%, respectively. We believe our sales and traffic have been negatively impacted by multiple factors. Lower income households, which represent a significant portion of our guests, have been impacted by higher energy costs and interest rates. The bar and grill category of the restaurant industry has been negatively impacted by increased trade-down to quick-service restaurants. In addition, the supply growth of chains in the category in 2006 and 2005 has outpaced demand contributing to weaker sales trends. As a result of these factors, we currently expect system-wide comparable sales for the remainder of the year to be in a range from down 1.0% to down 3.0%.

o Company restaurant margins - company restaurant sales, less food and beverage, labor, direct and occupancy restaurant costs and pre-opening expenses, expressed as a percentage of company restaurant sales. Company restaurant margins were 10.5% and 12.9% in the 2006 quarter and the 2005 quarter, respectively, and 12.4% and 14.1% in the 2006 year-to-date period and the 2005 year-to-date period, respectively. We currently expect fiscal 2006 company restaurant margins, which will be dependent on comparable sales performance at company restaurants, to be lower than margins in fiscal 2005. Company restaurant margins are susceptible to fluctuations in commodity costs, labor costs and other operating costs such as utilities. We attempt to negotiate contracts for the majority of our food products in order to mitigate the impact of rising commodity costs. We currently expect fiscal 2006 net commodity costs to be flat, including the negative impact of fuel surcharges. In addition, our improved menu offerings are expected to increase food costs, as a percentage of sales, when compared to other menu offerings. We expect labor costs to continue to be negatively impacted by hourly wage rate increases (including the potential impact of various state and federal minimum wage rate initiatives), incremental hourly training labor to support our new food campaigns, management wage rate increases to remain competitive and modifications to our bonus plan designed to retain our best restaurant managers. In addition, higher energy costs, including utilities and the cost of materials used in the production of packaging, will have a negative impact on company restaurant margins, but will be partially offset by the favorable impact of a change in accounting convention for smallwares that was implemented in the second quarter of fiscal 2006 and the impact of the 53rd week in fiscal 2006.

o General and administrative expenses - general and administrative expenses expressed as a percentage of total operating revenues. General and administrative expenses were 11.1% and 8.6% in the 2006 quarter and the 2005 quarter, respectively, and 10.4% and 8.9% in the 2006 year-to-date period and the 2005 year-to-date period, respectively. Stock-based compensation included in general and administrative expenses was 1.5% and 0.2% in the 2006 quarter and the 2005 quarter, respectively, and 1.6% and 0.2% in the 2006 year-to-date period and the 2005 year-to-date period, respectively.

    General and administrative expenses, as a percentage of operating revenues, for fiscal 2006 are expected to be in the low-to-mid 10 percent range, including the impact of stock-based compensation.

o Return on equity - net earnings expressed as a percent of average stockholders' equity. We believe this is an important indicator as it allows us to evaluate our ability to create value for our shareholders. In fiscal 2006, our return on equity has declined due primarily to the impact of stock-based compensation and lower than expected sales and company restaurant margins. We now expect our return on equity in fiscal 2006 to be lower than our stated goal of at least 20%.

Application of Critical Accounting Policies


Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which were prepared in accordance with accounting principles generally accepted in the United States of America. These principles require us to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and notes thereto. Actual results may differ from these estimates, and such differences may be material to our condensed consolidated financial statements. We believe that the following accounting policies involve a significant degree of judgment or complexity.

Inventory valuation: We state inventories at the lower of cost, using the first-in, first-out method, or market. Market is determined based upon our estimates of the net realizable value.

We may periodically purchase and maintain inventories of certain specialty products to ensure sufficient supplies to the system, to ensure continuity of supply, or to control food costs. We review and make quality control inspections of our inventories to determine obsolescence on an ongoing basis. These reviews require management to make certain estimates and judgments regarding projected usage which may change in the future and may require us to record an inventory impairment.

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

Stock-based compensation: Beginning in fiscal 2006, we account for stock-based compensation in accordance with SFAS No. 123(R). As required by SFAS No. 123(R), stock-based compensation is estimated for equity awards at fair value at the grant date. We determine the fair value of equity awards using a binomial model. The binomial model requires various highly judgmental assumptions including the expected life, stock price volatility and the forfeiture rate. If any of the assumptions used in the model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

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

In January 2006, we completed the acquisition of four Applebee's restaurants in the Houston market for approximately $8,200,000. The purchase price was allocated to the fair value of property and equipment of $7,400,000, goodwill of approximately $600,000, reacquired franchise rights of approximately $100,000, and other net assets of approximately $100,000. In connection with this acquisition, we paid approximately $8,100,000 in the 2006 year-to-date period.

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

The following table is comprised of actual company restaurant sales for the two restaurant acquisitions above, which are included in our condensed consolidated financial statements for each period presented, and pro forma company restaurant sales. The pro forma company restaurant sales for the 2006 quarter and the 2006 year-to-date period include sales related to the January 2006 acquisition discussed above as if the acquisition had occurred as of the beginning of each respective period. The pro forma company restaurant sales for the 2005 quarter and the 2005 year-to-date period include sales for the two acquisitions discussed above as if the acquisitions had occurred as of the beginning of each respective period.

                                                                                         2006            2005
                                                           2006           2005       Year-to-Date    Year-to-Date
                                                          Quarter        Quarter        Period          Period
                                                       -------------- ------------- --------------  --------------
Actual company restaurant sales for acquired
    restaurants......................................    $  1,500       $ 7,500       $   4,800        $ 10,300
                                                       ============== ============= ===============  ==============

Pro forma company restaurant sales for acquired
     restaurants.....................................    $  1,500       $ 8,200       $   5,500        $ 24,600
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

Captive Insurance Subsidiary

In 2002, we formed Neighborhood Insurance, Inc., a Vermont corporation and a wholly-owned captive insurance subsidiary to provide Applebee's International, Inc. and qualified franchisees with workers' compensation and general liability insurance. In 2005, we reduced the types of insurance coverage plans offered which resulted in fewer franchisee participants in our captive insurance program. Through 2005, Applebee's International, Inc. and covered franchisees made premium payments to the captive insurance company which pays administrative fees and insurance claims, subject to individual and aggregate maximum claim limits under the captive insurance company's reinsurance policies. Franchisee premium amounts billed by the captive insurance company were established based upon third-party actuarial estimates of settlement costs for incurred and anticipated claims and administrative fees. Franchisee premiums were included in other franchise income ratably over the policy year and the related offsetting expenses were included in cost of other franchise income. In 2006, we discontinued writing any new insurance coverage. Franchise premium adjustments will be included in other franchise income and cost of other franchise income when audited. Cost of other franchise income includes costs related to the resolution of claims arising from franchisee participation in our captive insurance program. We do not expect franchisee participation in the captive insurance company to have a material impact on our net earnings. Our consolidated balance sheets include the following balances related to the captive insurance subsidiary:

    o Franchise premium receivables of approximately $500,000 and $1,700,000 as of September 24, 2006 and December 25, 2005, respectively, included in receivables related to captive insurance subsidiary.
    o Cash equivalent and other long-term investments restricted for the payment of claims of approximately $14,300,000 and $18,600,000 as of September 24, 2006 and December 25, 2005, respectively, included in restricted assets related to captive insurance subsidiary.
    o Loss reserve related to captive insurance subsidiary of approximately $16,000,000 and $20,700,000 as of September 24, 2006 and December 25,
        2005, respectively. Approximately $8,000,000 and $10,500,000 for September 24, 2006 and December 25, 2005, respectively, is included in other non-current liabilities.

Results of Operations

The  following  table  contains   information   derived  from  our  consolidated
statements of earnings expressed as a percentage of total operating revenues, except where otherwise noted. Percentages may not add due to rounding.

                                                                                             2006          2005
                                                                                           Year-to-      Year-to-
                                                                2006          2005           Date          Date
                                                              Quarter        Quarter        Period        Period
                                                            -------------  ------------  ------------- -------------
Operating revenues:
     Company restaurant sales..............................     89.5%          89.3 %        89.5%         89.0%
     Franchise royalties and fees..........................     10.4           10.3          10.4          10.6
     Other franchise income................................      0.1            0.3           0.1           0.4
                                                            -------------  ------------  ------------- -------------
        Total operating revenues...........................    100.0%         100.0%        100.0%        100.0%
                                                            =============  ============  ============= =============
Cost of sales (as a percentage of company
     restaurant sales):
     Food and beverage.....................................     26.7%          26.2%         26.6%         26.4%
     Labor.................................................     34.5           33.1          33.7          33.0
     Direct and occupancy..................................     27.9           27.4          26.9          26.0
     Pre-opening expense...................................      0.4            0.4           0.3           0.4
                                                            -------------  ------------  ------------- -------------
        Total cost of sales................................     89.5%          87.1%         87.6%         85.9%
                                                            =============  ============  ============= =============

Cost of other franchise income (as a percentage of other
     franchise income).....................................    187.1%          74.2%        128.5%         79.9%
General and administrative expenses........................     11.1            8.6          10.4           8.9
Amortization of intangible assets..........................      --             0.1           0.1           0.1
Impairment and other restaurant closure costs..............      0.6            1.3           0.7           0.4
Loss on disposition of property and equipment..............      0.2            0.2           0.2           0.1
                                                            -------------  ------------  ------------- -------------
Operating earnings.........................................      7.7           11.8          10.2          13.8
                                                            -------------  ------------  ------------- -------------

Other income (expense):
     Investment income.....................................      0.3            0.2           0.1           0.1
     Interest expense......................................     (0.9)          (0.4)         (0.9)         (0.2)
     Other income .........................................      0.1            0.2           0.1           0.2
                                                            -------------  ------------  ------------- -------------
        Total other income (expense).......................     (0.6)            --          (0.7)           --
                                                            -------------  ------------  ------------- -------------

Earnings before income taxes...............................      7.2           11.8           9.6          13.8
Income taxes...............................................      2.5            4.5           3.3           4.9
                                                            -------------  ------------  ------------- -------------
Net earnings...............................................      4.6%           7.2%          6.3%          8.9%
                                                            =============  ============  ============= =============

                                      27.

The  following  table  sets  forth  certain  financial   information  and  other
restaurant data relating to company and franchise restaurants, as reported to us by franchisees:

                                                               13 Weeks Ended                       39 Weeks Ended
                                                      ---------------------------------    ---------------------------------
                                                      September 24,      September 25,     September 24,      September 25,
                                                          2006               2005               2006              2005
                                                      --------------     --------------    ---------------    --------------
Number of restaurants:
     Company:
         Beginning of period.......................          507                462               486                424
         Restaurant openings.......................            6                 12                25                 39
         Restaurant closings.......................           (1)                (1)               (3)                (1)
         Restaurants acquired from franchisees.....           --                 --                 4                 11
                                                      --------------     --------------    ---------------    --------------
         End of period.............................          512                473               512                473
                                                      --------------     --------------    ---------------    --------------
     Franchise:
         Beginning of period.......................        1,353              1,260             1,318              1,247
         Restaurant openings.......................           22                 23                67                 52
         Restaurant closings.......................           (3)                (1)               (9)                (6)
         Restaurants acquired from franchisees.....           --                 --                (4)               (11)
                                                      --------------     --------------    ---------------    --------------
         End of period.............................        1,372              1,282             1,372              1,282
                                                      --------------     --------------    ---------------    --------------
     Total:
         Beginning of period.......................        1,860              1,722             1,804              1,671
         Restaurant openings.......................           28                 35                92                 91
         Restaurant closings.......................           (4)                (2)              (12)                (7)
                                                      --------------     --------------    ---------------    --------------
         End of period.............................        1,884              1,755             1,884              1,755
                                                      ==============     ==============    ===============    ==============

Weighted average weekly sales per restaurant:
     Company.......................................   $   43,331         $   44,825        $   45,527         $   46,561
     Domestic franchise............................   $   47,516         $   48,677        $   50,394         $   50,521
     Domestic total................................   $   46,327         $   47,598        $   49,011         $   49,424

Change in comparable restaurant sales:(1)
     Company.......................................       (1.7)%             (1.6)%            (0.8)%             (0.8)%
     Domestic franchise............................       (2.5)%              1.6 %            (0.4)%              2.9 %
     Domestic total................................       (2.3)%              0.8 %            (0.5)%              2.0 %

Total operating revenues (in thousands):
     Company restaurant sales......................   $  286,938         $  272,673        $  890,965         $  815,834
     Franchise royalties and fees(2)...............       33,340             31,589           103,581             97,090
     Other franchise income(3).....................          371              1,064             1,355              3,553
                                                      --------------     --------------    ---------------    --------------
     Total.........................................   $  320,649         $  305,326        $  995,901         $  916,477
                                                      ==============     ==============    ===============    ==============

(1) When computing comparable restaurant sales, restaurants open for at least 18 months are compared from period to period.
(2) Franchise royalties are generally 4% of each franchise restaurant's reported monthly gross sales. Reported franchise sales (including international restaurants), in thousands, were $830,458 and $790,949 in the 2006 quarter and the 2005 quarter, respectively, and $2,594,659 and $2,444,429 in the 2006 year-to-date period and the 2005 year-to-date period, respectively. Franchise fees typically range from $30,000 to $35,000 for each restaurant opened.
(3) Other franchise income includes revenue from information technology products and services provided to certain franchisees. In addition, the 2005 period includes insurance premiums from franchisee participation in our captive insurance program.

                                      28.

2006 Quarter Compared With 2005 Quarter and 2006 Year-to-Date Period Compared With 2005 Year-to-Date Period

Company Restaurant Sales. Total company restaurant sales increased $14,265,000 (5%) from $272,673,000 in the 2005 quarter to $286,938,000 in the 2006 quarter and increased $75,131,000 (9%) from $815,834,000 in the 2005 year-to-date period to $890,965,000 in the 2006 year-to-date period. The percentage increase in total company restaurant sales was due to an increase in the number of restaurant weeks open of approximately 9% in the 2006 quarter and 12% in the 2006 year-to-date period, which was partially offset by a decline in weighted average weekly sales in the 2006 quarter and the 2006 year-to-date period.

Comparable restaurant sales at company restaurants decreased by 1.7% and 0.8% in the 2006 quarter and the 2006 year-to-date period, respectively. Weighted average weekly sales at company restaurants decreased 3.3% from $44,825 in the 2005 quarter to $43,331 in the 2006 quarter and decreased 2.2% from $46,561 in the 2005 year-to-date period to $45,527 in the 2006 year-to-date period. The decrease in average weekly sales was due to a decline in guest traffic in 2006 as compared to 2005 as well as the underperformance of restaurants open less than 18 months. In both periods, we experienced more significant guest count declines in New England and Virginia, where approximately 25% of our company restaurants are located. These decreases were partially offset by an increase in the average guest check resulting from menu price increases of approximately 2.5% in the 2006 quarter and the 2006 year-to-date period.

Franchise Royalties and Fees. Franchise royalties and fees increased $1,751,000 (6%) from $31,589,000 in the 2005 quarter to $33,340,000 in the 2006 quarter and increased $6,491,000 (7%) from $97,090,000 in the 2005 year-to-date period to $103,581,000 in the 2006 year-to-date period due primarily to the increased number of franchise restaurants operating during both periods as compared to the prior year. Domestic franchise weighted average weekly sales and comparable restaurant sales decreased 2.4% and 2.5%, respectively, in the 2006 quarter and decreased 0.3% and 0.4%, respectively, in the 2006 year-to-date period.

Other Franchise Income. Other franchise income decreased $693,000 (65%) from $1,064,000 in the 2005 quarter to $371,000 in the 2006 quarter and decreased $2,198,000 (62%) from $3,553,000 in the 2005 year-to-date period to $1,355,000 in the 2006 year-to-date period due primarily to the decision to discontinue writing new coverage in our captive insurance program. In 2005, franchisee premiums were included in other franchise income ratably over the policy year.

Cost of Company Restaurant Sales. Food and beverage costs increased from 26.2% in the 2005 quarter to 26.7% in the 2006 quarter and increased from 26.4% in the 2005 year-to-date period to 26.6% in the 2006 year-to-date period. Food and beverage costs in both periods were negatively impacted by an increase in food spoilage and waste associated with a reduction in the number of menu items offered, our enhanced bar menu and a new fall menu. In addition, we experienced an unfavorable shift in menu mix and higher alcoholic beverage costs, as a percentage of sales, partially related to our late-night value strategy. These increases were partially offset by menu price increases of 2.5% in the 2006 quarter and the 2006 year-to-date period.

Labor costs increased from 33.1% in the 2005 quarter to 34.5% in the 2006 quarter and increased from 33.0% in the 2005 year-to-date period to 33.7% in the 2006 year-to-date period. Both periods were unfavorably impacted by hourly state minimum wage rate increases, higher management wage rates, training related to the rollout of a new promotion, payroll taxes and the impact of lower sales volumes, as a percentage of sales, which were partially offset by lower workers' compensation expense. In addition, the 2006 quarter was favorably impacted by lower health insurance expense and was unfavorably impacted by higher incentive compensation as a result of modifications to our bonus plan designed to retain our best restaurant managers.

Direct and occupancy costs increased from 27.4% in the 2005 quarter to 27.9% in the 2006 quarter and increased from 26.0% in the 2005 year-to-date period to 26.9% in the 2006 year-to-date period due primarily to higher utilities and unfavorable year-over-year comparisons for depreciation and rent expense, as a percentage of sales, due to their relatively fixed nature, which were partially offset by the favorable impact of a change in accounting convention for smallwares that was implemented in the second quarter of fiscal 2006. The 2006 quarter was favorably impacted by lower advertising expense due to the timing of our food promotions.

Cost of Other Franchise Income. Cost of other franchise income decreased $96,000 (12%) from $790,000 in the 2005 quarter to $694,000 in the 2006 quarter and decreased $1,097,000 (39%) from $2,838,000 in the 2005 year-to-date period to $1,741,000 in the 2006 year-to-date period due to the decision to discontinue writing new coverage in our captive insurance program, which was partially offset by $425,000 in the 2006 quarter and $925,000 in the 2006 year-to-date period recorded for estimated insurance losses from franchise participants.

General and Administrative Expenses. General and administrative expenses increased from 8.6% in the 2005 quarter to 11.1% in the 2006 quarter and increased from 8.9% in the 2005 year-to-date period to 10.4% in the 2006 year-to-date period due primarily to the recognition of stock-based compensation related to adoption of SFAS 123(R), higher compensation expense due to staffing levels and an accrued legal expense of $1,500,000 related to the pending settlement and related costs of a California wage and hour lawsuit. The impact of the pending legal settlement is 0.5% and 0.2% in the 2006 quarter and the 2006 year-to-date period, respectively. Stock-based compensation included in general and administrative expenses was 1.5% and 0.2% in the 2006 quarter and the 2005 quarter, respectively, and 1.6% and 0.2% in the 2006 year-to-date period and the 2005 year-to-date period, respectively. In addition, expenses incurred related to the development of international markets increased our general and administrative expenses by 0.4% in both 2006 periods.

Impairment and Other Restaurant Closure Costs. Impairment and other restaurant closure costs decreased $2,000,000 from $3,900,000 in the 2005 quarter to $1,900,000 in the 2006 quarter and increased from $3,900,000 in the 2005 year-to-date period to $6,500,000 in the 2006 year-to-date period. During the 2006 year-to-date period, we had impairment and other restaurant closure costs as follows:
    o   In  connection   with  the  review  of  long-lived   assets  during  our
        preparation of the 2006 quarter condensed consolidated financial statements, we recorded an asset impairment charge of $1,900,000. The impairment charge consisted of approximately $1,000,000 write-down of the carrying value of two restaurants whose carrying amounts were deemed not recoverable and approximately $900,000 write-down of a corporate aircraft.
    o We previously recorded impairment and other restaurant closure costs of $3,000,000 in the second quarter of fiscal 2006 and $1,600,000 in the first quarter of fiscal 2006.

Interest Expense. Interest expense increased from $1,232,000 in the 2005 quarter to $2,970,000 in the 2006 quarter and from $2,203,000 in the 2005 year-to-date period to $8,509,000 in the 2006 year-to-date period due primarily to higher interest rates and increased borrowings used for capital expenditure funding, repurchases of our common stock and acquisitions.

Income Taxes. The effective income tax rate, as a percentage of earnings before income taxes, decreased from 38.5% in the 2005 quarter to 35.3% in the 2006 quarter and decreased from 35.7% in the 2005 year-to-date period to 34.4% in the 2006 year-to-date period. Both periods were impacted by favorable employment tax credits. The year-to-date period was also favorably impacted by the resolution of state tax matters. In addition, the income tax rates in the 2005 quarter and the 2005 year-to-date period were impacted by higher state tax rates discovered following the completion of the 2004 tax returns.

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

Cash flows from our operating activities primarily include the net cash generated from company and franchise operations and management of credit from trade suppliers. Cash flows from investing activities include capital expenditures for restaurant construction, refurbishment, information technology, acquisitions of franchisee restaurants and asset sales. Cash flows from financing activities include borrowings and repayments of debt, repurchases of our common stock, dividends to shareholders and the cash received from the exercise of employee stock options. The following table presents a summary of our cash flows for the 2006 year-to-date period and the 2005 year-to-date period (in thousands):

                                                            2006               2005
                                                        Year-to-Date       Year-to-Date
                                                           Period             Period
                                                     ------------------- ------------------
Net cash provided by operating activities..........    $   109,438         $   158,676

Net cash used by investing activities..............        (90,089)           (149,245)

Net cash used by financing activities..............        (22,613)             (9,933)
                                                     ------------------- ------------------

Net decrease in cash and cash equivalents..........    $    (3,264)        $      (502)
                                                     =================== ==================

Capital expenditures were $100,802,000 in the 2005 year-to-date period and $86,635,000 in the 2006 year-to-date period. In 2006, we currently expect to open approximately 35 company restaurants, and capital expenditures, excluding franchise acquisitions, are expected to be between $115,000,000 and $125,000,000. The decrease in the expected capital expenditures of $20,000,000 from the amount reported in the second quarter of fiscal 2006 is due to a reduction in 2007 restaurant openings and a delay in the timing of capital expenditures related to the new corporate headquarters.

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

In fiscal 2006, we expect to incur approximately $12,500,000 in costs associated with the construction of our new corporate headquarters including $4,500,000 for land, which we paid in January 2006. We will incur additional construction costs in fiscal 2007, the amount of which has yet to be determined. We intend to enter into a sale leaseback arrangement of the new headquarters upon its completion or thereafter, depending upon market conditions.

In January 2006, we completed the acquisition of four Applebee's  restaurants in
the  Houston  area  for  approximately   $8,200,000.  In  connection  with  this
acquisition, we paid approximately $8,100,000 in the 2006 year-to-date period.

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

In December 2004, we completed the refinancing of our $150,000,000 unsecured revolving credit facility. The new bank credit agreement provided for a $150,000,000 five-year unsecured revolving credit facility, of which $40,000,000 may be used for the issuance of letters of credit. The facility is subject to various covenants and restrictions which, among other things, require the maintenance of stipulated fixed charge, leverage and indebtedness to capitalization ratios, as defined. There is no limit on cash dividends provided that the declaration and payment of such dividend does not cause a default of any other covenant contained in the agreement. The facility is subject to other standard terms, conditions, covenants and fees. In September 2005, we entered into an amendment to our credit facility which increased the revolving credit commitment available from $150,000,000 to $200,000,000. In October 2005, we entered into a second amendment to our credit facility which increased the revolving credit commitment available from $200,000,000 to $250,000,000 and provided for an additional $75,000,000 of revolving credit upon satisfaction of the conditions set forth in the credit facility. As of September 24, 2006, we were in compliance with the covenants contained in our credit agreement. As of September 24, 2006, we had borrowings of $189,000,000, standby letters of credit of $16,400,000 outstanding and approximately $44,600,000 available under our revolving credit facility.

In October 2005, our Board of Directors approved a $175,000,000 authorization to repurchase our common stock, subject to market conditions. During the 2006 year-to-date period, we repurchased 1,285,900 shares of our common stock at an average price of $21.41 for an aggregate cost of $27,528,000. As of September 24, 2006, we had $101,439,000 remaining under our repurchase authorization.

In October 2005, the Board of Directors declared an annual dividend of $0.20 per share payable to shareholders of record on December 23, 2005. We paid approximately $14,800,000 in January 2006 related to this dividend.

As of September 24, 2006, our liquid assets totaled $10,067,000. These assets consisted of cash and cash equivalents in the amount of $9,776,000 and short-term investments in the amount of $291,000. The working capital deficit decreased from $107,400,000 as of December 25, 2005 to $65,221,000 as of September 24, 2006. This decrease was due primarily to the higher redemption of gift cards as compared to sales of gift cards in the 2006 year-to-date period, a reclass of property and equipment to assets held for sale and decreases in accounts payable and dividends accrued in fiscal 2005.

We believe that our liquid assets and cash generated from operations, combined with available borrowings, will provide sufficient funds for capital expenditures, repurchases of our common stock, the payment of dividends and operating activities for at least the next 12 months and thereafter for the foreseeable future.

The following table shows our debt amortization schedule, future capital lease commitments (including principal and interest payments), future operating lease commitments and future purchase obligations as of September 24, 2006 (in thousands):

                                                                          Payments due by period
                                                   ---------------------------------------------------------------------
                        Certain                                    Less than 1       1-3          3-5       More than 5
                Contractual Obligations                Total           year         years        years         years
      -------------------------------------------- -------------  ------------- ------------- ------------ -------------
      Long-term Debt (excluding capital
         lease obligations) (1)..................   $   190,324    $  12,099     $      88     $ 177,106    $   1,031
      Capital Lease Obligations..................         7,739          815         1,716         1,814        3,394
      Operating Leases (2).......................       395,875       28,876        57,571        56,292      253,136
      Purchase Obligations - Company(3)..........       183,907      163,574        12,074         8,259         --
      Purchase Obligations - Franchise(4)........       424,250      369,765        32,355        22,130         --

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

Other Contractual Obligations

In connection with the sale of restaurants to franchisees and other parties, we have, in certain cases, remained contingently liable for the remaining lease payments. As of September 24, 2006, we have outstanding lease guarantees of approximately $15,800,000. In addition, we or our subsidiaries are contingently liable for various leases that we have assigned in connection with the sale of restaurants to franchisees and other parties, in the potential amount of $12,800,000. These leases expire at various times with the final lease agreement expiring in 2018. We did not record a liability related to these contingent lease liabilities as of September 24, 2006 or December 25, 2005.

In 2004, we arranged for a third-party financing company to provide up to $250,000,000 to qualified franchisees for loans to fund development of new restaurants through October 2007, subject to our approval. We will provide a limited guarantee of 10% of certain loans advanced under this program. We will be released from our guarantee if certain operating results are met after the restaurant has been open for at least two years. As of September 24, 2006, there were loans outstanding to six franchisees for approximately $69,200,000 under this program. The fair value of our guarantees under this financing program is approximately $140,000 and is recorded in non-current liabilities in our consolidated balance sheet as of September 24, 2006.

We have severance and employment agreements with certain officers providing for severance payments to be made in the event the associate resigns or is terminated not related to a change in control, some of which require payments to be made only if we enforce certain terms in the agreements. If the severance payments had been due as of September 24, 2006, we would have been required to make payments totaling approximately $12,100,000. In addition, we have severance and employment agreements with certain officers which contain severance provisions related to a change in control. The agreements define the circumstances which will constitute a change in control. Those provisions would have required additional aggregate payments of approximately $5,300,000 if such officers had been terminated as of September 24, 2006.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are evaluating the impact the adoption of SFAS No. 157 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This statement requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. The statement requires prospective application, and the recognition and disclosure requirements are effective for companies with fiscal years ending after December 15, 2006.
Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008. We are evaluating the impact the adoption of SFAS No. 158 will have on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," which provides interpretive guidance regarding the consideration given to prior year misstatements when determining materiality in current year financial statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We are evaluating the impact of SAB No. 108 on our consolidated financial statements.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from fluctuations in interest rates and changes in commodity prices. Our revolving credit facility bears interest at either the bank's prime rate or LIBOR plus 0.75%, at our option. As of September 24, 2006, the total amount of debt subject to interest rate fluctuations was $189,000,000, which was outstanding on our revolving credit facility. A 1% change in interest rates would result in an increase or decrease in interest expense of approximately $1,900,000 per year. We may from time to time enter into interest rate swap agreements to manage the impact of interest rate changes on our earnings. A substantial portion of the food products and utilities we purchase are subject to price volatility due to factors that are outside of our control such as weather, seasonality and fuel costs. As part of our strategy to moderate this volatility, we have entered into fixed price purchase commitments.

Item 4.       Controls and Procedures

As of September 24, 2006, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities.

--------------------------------------------------------------------------------------------------------------
                                     Purchases of Equity Securities(1)
--------------------------------------------------------------------------------------------------------------
                                     (a)          (b)               (c)                          (d)
------------------------------- ------------- ----------- ------------------------- --------------------------
                                                                                     Maximum Dollar Value of
                                    Total       Average     Total Number of Shares    Shares that May Yet Be
                                  Number of      Price       Purchased as Part of       Purchased Under the
                                   Shares       Paid Per      Publicly Announced         Plans or Programs
            Period                Purchased      Share         Plans or Programs          (in thousands)
------------------------------- ------------- ----------- ------------------------- --------------------------
June 26, 2006 through July
23, 2006                              --           --                --                     $112,833
------------------------------- ------------- ----------- ------------------------- --------------------------
July 24, 2006 through August
20, 2006                           388,800      $18.61            388,800                   $105,596
------------------------------- ------------- ----------- ------------------------- --------------------------
August 21, 2006 through
September 24, 2006                 209,900      $19.81            209,900                   $101,439
------------------------------- ------------- ----------- ------------------------- --------------------------
            Total                  598,700                        598,700
=============================== ============= =========== ========================= ==========================

(1) In October 2005, our Board of Directors authorized additional repurchases of our common stock of up to $175,000,000, subject to market conditions.

Item 5.       Other Information

    (a) None

    (b) As disclosed in our Current Report on Form 8-K filed with the SEC on August 30, 2006, the Board of Directors has adopted Amended and Restated Bylaws of the Company (the "Bylaws"). These Bylaws change the procedures by which holders of our common stock may nominate persons for election to our Board of Directors at a meeting of stockholders and adopt a new advance notice procedure for stockholders who wish to submit matters to a meeting of our stockholders. The previous bylaw for submitting nominations of directors has been deleted and the new provision governs all submissions by stockholders of proposals to our stockholder meetings.

        Under Article II, Section 7 of the Bylaws, any stockholder proposal, including, without limitation, a notice of intention to nominate an individual for election to the Board, must be delivered to the our corporate secretary not less than 120 days nor more than 165 days prior to the date on which we first mailed our proxy materials for the prior year's annual meeting of stockholders; provided, however, that in the event the date of the annual meeting is advanced by more than 30 days or delayed (other than as a result of adjournment) by more than 30 days from the anniversary of the previous year's annual meeting, notice by the stockholder to be timely must be delivered not later than the close of business on the later of the 60th day prior to such annual meeting or the tenth day following the date on which public announcement of the date of such meeting is first made. The notice must contain the information specified in the Bylaws.

        As previously stated in our 2006 definitive Proxy Statement, if a stockholder wants us to include a proposal in our proxy statement and form of proxy for presentation at the 2007 meeting, it must be submitted no later than December 12, 2006, and must comply with the rules of the Securities and Exchange Commission.

        Under the Bylaws, if a stockholder (i) wants to submit a proposal for the 2007 annual meeting but does not ask us to include it in the proxy statement, or (ii) intends to nominate a person as a candidate for election to the Board directly, rather than through the Corporate Governance/Nominating Committee, the stockholder still must submit the proposal or nomination under the timeframes set forth above. For our 2007 annual meeting, we must receive proposals and nominations no earlier than October 28, 2006 and no later than December 12, 2006. If the date of the 2007 annual meeting is advanced by more than 30 days or delayed (other than as a result of adjournment) by more than 30 days from the anniversary of the 2006 annual meeting, the stockholder must submit any such proposal or nomination no later than the close of business on the later of the 60th day prior to the 2007 annual meeting or the tenth day following the day on which public announcement of the date of such meeting is first made. If we do not receive notice of a proposal by the dates set forth above, or if we meet certain other requirements of the SEC rules, the persons named as proxies in the proxy materials relating to that meeting will use their discretion in voting the proxies when these matters are raised at the meeting.

        The revised Bylaws also change some procedural aspects of how stockholders may recommend nominees for the board of directors. Stockholders may still submit recommendations for nominees to the Board of Directors to the Corporate Governance/Nominating Committee but must now deliver to the corporate secretary the same information within the same time periods as required by the revised Bylaws for a direct nomination at a meeting. The committee will consider these candidates the same way it evaluates all other candidates.

Item 6.       Exhibits

The Exhibits listed on the accompanying Exhibit Index are filed as part of this report.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     APPLEBEE'S INTERNATIONAL, INC.
                                     (Registrant)



Date:     October 25, 2006           By:  /s/    David L. Goebel
         -------------------            ----------------------------------------
                                        David L. Goebel
                                        Director, President and
                                        Chief Executive Officer
                                        (principal executive officer)

Date:     October 25, 2006           By:  /s/    Steven K. Lumpkin
         -------------------            ----------------------------------------
                                        Steven K. Lumpkin
                                        Director, Executive Vice President,
                                        Chief Financial Officer and Treasurer
                                        (principal financial officer)

Date:     October 25, 2006           By:  /s/    Beverly O. Elving
         -------------------            ----------------------------------------
                                        Beverly O. Elving
                                        Vice President and Controller
                                        (principal accounting officer)

                         APPLEBEE'S INTERNATIONAL, INC.
                                  EXHIBIT INDEX

  Exhibit
  Number                                           Description of Exhibit
------------   -----------------------------------------------------------------------------------------------

     10.1      Amended and Restated Bylaws of Applebee's International Inc. (incorporated by reference to the Registrant's Form 8-K filed on August 30, 2006).

     10.2      Personal Use of Corporate Aircraft by Non-Executive Chairman (incorporated by reference to the Registrant's Form 8-K filed on August 30, 2006).

     10.3      Severance Plan for Officers (incorporated by reference to the Registrant's Form 8-K filed on August 30, 2006).

     10.4      Amended and Restated Nonqualified Deferred Compensation Plan.

     10.5      Form of Officer Restricted Stock Award Agreement for shares subject to the Company's stock ownership guidelines.

     10.6      Form  of  Officer  Restricted  Stock  Award  Agreement  for  Participants  in the  Executive
               Retirement Plan.

     10.7      Amended Executive Stock Ownership Guidelines.

     31.1      Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a).

     31.2      Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a).

     32.1      Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
