Form 10-Q
period 2007-04-01
APPLEBEES INTERNATIONAL INC
filed 2007-05-03
CIK 853665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  April 1, 2007
                               -------------------------------------------------

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

                           Yes  X                 No
                              -----                 -----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer  X    Accelerated filer       Non-accelerated filer
                        ----                    ----                        ----


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

                           Yes                    No  X
                              -----                 -----

The number of shares of the registrant's common stock outstanding as of April 30, 2007 was 74,652,392.

                         APPLEBEE'S INTERNATIONAL, INC.
                                    FORM 10-Q
                       FISCAL QUARTER ENDED APRIL 1, 2007
                                      INDEX


                                                                            Page
PART I     FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements:

           Consolidated Balance Sheets as of April 1, 2007
             and December 31, 2006.......................................      3

           Consolidated Statements of Earnings for the 13 Weeks
             Ended April 1, 2007 and March 26, 2006......................      4

           Consolidated Statement of Stockholders' Equity for the
             13 Weeks Ended April 1, 2007................................      5

           Consolidated Statements of Cash Flows for the 13 Weeks
             Ended April 1, 2007 and March 26, 2006......................      6

           Notes to Condensed Consolidated Financial Statements..........      8

Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations...............     16

Item 3.    Quantitative and Qualitative Disclosures About Market Risk....     29

Item 4.    Controls and Procedures.......................................     29


PART II    OTHER INFORMATION

Item 1.    Legal Proceedings.............................................     30

Item 1A.   Risk Factors..................................................     30

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds...     31

Item 6.    Exhibits......................................................     31

Signatures ..............................................................     32

Exhibit Index............................................................     33

                         PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                         April 1,         December 31,
                                                                                           2007               2006
                                                                                      --------------     -------------
                                     ASSETS
Current assets:
     Cash and cash equivalents...................................................      $   15,338         $   22,309
     Short-term investments, at market value.....................................             295                293
     Receivables, less allowance of $903 in 2007 and $917 in 2006................          40,265             48,224
     Inventories.................................................................          11,677             11,524
     Prepaid and other current assets............................................          17,815             15,310
     Assets held for sale........................................................           5,388              7,633
     Current assets related to discontinued operations...........................           9,494              1,798
                                                                                      --------------     -------------
        Total current assets.....................................................         100,272            107,091
Property and equipment, net......................................................         618,812            619,508
Goodwill.........................................................................         138,950            138,950
Restricted assets related to captive insurance subsidiary........................          12,900             13,356
Other intangible assets, net.....................................................           6,280              6,408
Other assets, net................................................................          35,117             34,351
Non-current assets related to discontinued operations............................           3,203             17,590
                                                                                      --------------     -------------
                                                                                       $  915,534         $  937,254
                                                                                      ==============     =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt...........................................      $      279         $      265
     Accounts payable............................................................          53,270             43,235
     Accrued expenses and other current liabilities..............................          91,974            113,641
     Loss reserve related to captive insurance subsidiary........................           5,714              6,094
     Accrued dividends...........................................................            --               16,299
     Accrued income taxes........................................................          14,034              9,183
     Current liabilities related to discontinued operations......................           1,577               --
                                                                                      --------------     -------------
        Total current liabilities................................................         166,848            188,717
                                                                                      --------------     -------------
Non-current liabilities:
     Long-term debt, less current portion........................................         154,846            174,920
     Deferred income taxes.......................................................          24,329             24,956
     Other non-current liabilities...............................................          62,391             61,837
     Non-current liabilities related to discontinued operations..................           6,362                170
                                                                                      --------------     -------------
        Total non-current liabilities............................................         247,928            261,883
                                                                                      --------------     -------------
        Total liabilities........................................................         414,776            450,600
                                                                                      --------------     -------------
Commitments and contingencies (Note 11)
Stockholders' equity:
     Preferred stock - par value $0.01 per share: authorized - 1,000,000 shares;
        no shares issued.........................................................            --                  --
     Common stock - par value $0.01 per share:  authorized - 125,000,000 shares;
        issued - 108,503,243 shares..............................................           1,085              1,085
     Additional paid-in capital..................................................         267,373            265,122
     Retained earnings...........................................................         782,801            774,884
                                                                                      --------------     -------------
                                                                                        1,051,259          1,041,091
     Treasury stock - 33,942,484 shares in 2007 and 34,393,331 shares in 2006,
        at cost..................................................................        (550,501)          (554,437)
                                                                                      --------------     -------------
        Total stockholders' equity...............................................         500,758            486,654
                                                                                      --------------     -------------
                                                                                       $  915,534         $  937,254
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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                    (in thousands, except per share amounts)


                                                                                 13 Weeks Ended
                                                                         --------------------------------
                                                                            April 1,          March 26,
                                                                              2007              2006
                                                                         -------------     --------------
       Operating revenues:
            Company restaurant sales................................       $ 300,108         $  302,326
            Franchise royalties and fees............................          37,059             35,935
            Other franchise income..................................             463                445
                                                                         -------------     --------------
               Total operating revenues.............................         337,630            338,706
                                                                         -------------     --------------
       Cost of company restaurant sales:
            Food and beverage.......................................          79,435             80,735
            Labor...................................................         101,748             98,820
            Direct and occupancy....................................          79,878             76,684
            Pre-opening expense.....................................             921                750
                                                                         -------------     --------------
               Total cost of company restaurant sales...............         261,982            256,989
                                                                         -------------     --------------
       Cost of other franchise income...............................             373                766
       General and administrative expenses..........................          32,775             35,606
       Amortization of intangible assets............................             128                204
       Impairment and other restaurant closure costs................           6,636              1,600
       Loss on disposition of property and equipment................             370                577
                                                                         -------------     --------------
       Operating earnings...........................................          35,366             42,964
                                                                         -------------     --------------
       Other income (expense):
            Investment income ......................................             835                745
            Interest expense........................................          (2,606)            (2,554)
            Other income (expense)..................................             (60)               136
                                                                         -------------     --------------
               Total other expense..................................          (1,831)            (1,673)
                                                                         -------------     --------------
       Earnings before income taxes and discontinued operations.....          33,535             41,291
       Income taxes.................................................          11,536             13,874
                                                                         -------------     --------------
       Earnings before discontinued operations......................          21,999             27,417
       Loss from discontinued operations, net of tax................         (12,532)              (266)
                                                                         -------------     --------------
       Net earnings.................................................       $   9,467         $   27,151
                                                                         =============     ==============

       Basic net earnings per common share:
            Earnings before discontinued operations.................       $    0.30         $     0.37
            Loss from discontinued operations, net of tax...........           (0.17)               --
                                                                         -------------     --------------
       Basic net earnings per common share..........................       $    0.13         $     0.37
                                                                         =============     ==============

       Diluted net earnings per common share:
            Earnings before discontinued operations.................       $    0.29         $     0.36
            Loss from discontinued operations, net of tax...........           (0.17)               --
                                                                         -------------     --------------
       Diluted net earnings per common share........................       $    0.13         $     0.36
                                                                         =============     ==============

       Basic weighted average shares outstanding....................          73,953             74,147
                                                                         =============     ==============
       Diluted weighted average shares outstanding..................          75,072             75,281
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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                                 (in thousands)



                                                     Common Stock       Additional                                Total
                                                 ---------------------   Paid-In     Retained      Treasury   Stockholders'
                                                   Shares     Amount     Capital     Earnings       Stock         Equity
                                                 ----------- --------- ------------ ----------- ------------- -------------
Balance, December 31, 2006 ......................   108,503   $ 1,085   $265,122     $774,884    $ (554,437)   $  486,654

   Net earnings..................................      --        --         --          9,467           --          9,467
   Purchases of treasury stock...................      --        --         --            --           (999)         (999)
   Stock options exercised and
     related tax benefit.........................      --        --        1,386          --          1,543         2,929
   Shares issued under employee benefit plans....      --        --          408          --            514           922
   Nonvested shares awarded under equity
     incentive plans.............................      --        --       (2,878)         --          2,878          --
   Stock-based compensation expense related
     to employee-based equity awards.............      --        --        3,335          --            --          3,335
   Cumulative impact of change in accounting
     for uncertainty in income taxes (Note 9)....      --        --         --         (1,550)          --         (1,550)
                                                 ----------- --------- ------------ ----------- ------------- -------------
Balance, April 1, 2007...........................   108,503   $ 1,085   $267,373     $782,801    $ (550,501)   $  500,758
                                                 ===================== ============ =========== ============= =============





            See notes to condensed consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                                      13 Weeks Ended
                                                                              --------------------------------
                                                                                April 1,           March 26,
                                                                                  2007                2006
                                                                              -------------      -------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings.......................................................       $   9,467          $  27,151
      Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization...................................          17,010             15,361
         Amortization of intangible assets...............................             128                204
         Stock-based compensation........................................           3,335              6,165
         Other amortization..............................................              83                 45
         Deferred income tax provision (benefit).........................          (4,029)             1,278
         Impairment and other restaurant closure costs...................          25,500              1,600
         Loss on disposition of property and equipment...................             370                577
         Income tax benefit from stock-based compensation................             288              1,005
      Changes in assets and liabilities, exclusive of effect of
        acquisition:
         Receivables.....................................................           7,959              1,027
         Inventories.....................................................            (221)             5,104
         Prepaid and other current assets................................          (2,474)            (7,794)
         Accounts payable................................................          10,840             (9,750)
         Accrued expenses and other current liabilities..................         (22,231)           (21,146)
         Loss reserve and unearned premiums related to
           captive insurance subsidiary..................................            (380)            (1,365)
         Income taxes....................................................           1,557              7,624
         Other non-current liabilities...................................          (2,731)                23
         Other...........................................................             236               (191)
                                                                              -------------      -------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES.......................          44,707             26,918
                                                                              -------------      -------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment................................         (20,835)           (30,968)
      Change in restricted assets related to captive
        insurance subsidiary.............................................             456                214
      Acquisition of restaurants.........................................            --               (7,962)
      Proceeds from sale of property and equipment.......................           2,496               --
                                                                              -------------      -------------
         NET CASH USED BY INVESTING ACTIVITIES...........................         (17,883)           (38,716)
                                                                              -------------      -------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
      Purchases of treasury stock........................................            (999)            (5,171)
      Dividends paid.....................................................         (16,299)           (14,840)
      Issuance of common stock upon exercise of stock options............           2,421              5,075
      Shares issued under employee benefit plans.........................             922              1,020
      Excess tax benefits from stock-based compensation..................             220                680
      Net debt proceeds (payments).......................................         (20,060)            19,445
                                                                              -------------      -------------
         NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES................         (33,795)             6,209
                                                                              -------------      -------------
 NET DECREASE IN CASH AND CASH EQUIVALENTS...............................          (6,971)            (5,589)
 CASH AND CASH EQUIVALENTS, beginning of period..........................          22,309             13,040
                                                                              -------------      -------------
 CASH AND CASH EQUIVALENTS, end of period................................       $  15,338          $   7,451
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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                   (Unaudited)
                                 (in thousands)

                                                                                           13 Weeks Ended
                                                                                 ------------------------------------
                                                                                     April 1,            March 26,
                                                                                       2007                2006
                                                                                 ----------------    ----------------
SUPPLEMENTAL DISCLOSURES OF CASH
     FLOW INFORMATION:
     Cash paid during the 13 week period for:
       Income taxes........................................................         $     3,655         $     3,153
                                                                                 ================    ================
       Interest............................................................         $     2,493         $     2,472
                                                                                 ================    ================


SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

We issued nonvested shares with grant date fair values of $7,164,000 for the 13 weeks ended April 1, 2007 and nonvested shares of $1,499,000 for the 13 weeks ended March 26, 2006.

We have entered into a rabbi trust agreement to protect the assets of the nonqualified deferred compensation plan for certain of our associates. The plan investments are included in other assets and the offsetting obligation is included in other non-current liabilities in our consolidated balance sheets. We had a non-cash decrease in this balance of $1,192,000 for the 13 weeks ended April 1, 2007 and a non-cash increase of $1,059,000 for the 13 weeks ended March 26, 2006.

We had property and equipment purchases accrued in accounts payable of approximately $9,600,000 and $9,900,000 as of April 1, 2007 and March 26, 2006,
respectively.






            See notes to condensed consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Basis of Presentation

Our condensed consolidated financial statements included in this Form 10-Q have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, we believe that the disclosures are adequate to make the information presented not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

As discussed in Note 5, we have presented the closure of 15 restaurants as discontinued operations in our condensed consolidated financial statements and have made certain conforming changes to prior periods.

2.  Stock-Based Compensation

In 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment." SFAS 123(R) requires all stock-based compensation, including grants of employee stock options, to be recognized in the statement of earnings based on fair value. With limited exceptions, the amount of compensation cost is measured based on the fair value on the grant date of the equity or liability instruments issued.

Stock-based compensation expense was $3,335,000 and $6,165,000 for the 13 weeks ended April 1, 2007 ("2007 quarter") and the 13 weeks ended March 26, 2006 ("2006 quarter"), respectively. During the 2007 quarter, we granted approximately 80,000 stock options, approximately 100,000 stock appreciation rights ("SARs") and approximately 290,000 nonvested shares which generally vest on March 1, 2011.

The nonvested share grants include approximately 50,000 shares issued to certain officers which are performance-based. The valuation for these nonvested shares is based upon a Monte Carlo simulation which better represents the characteristics of these grants. The ultimate number of shares of performance-based nonvested shares, if any, that will vest will be dependent upon our total shareholder return in relation to the total shareholder return of a select group of restaurant companies over a four-year period.

3.  Net Earnings Per Share

We compute basic net earnings per common share by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted net earnings per common share reflects the potential dilution that could occur if holders of options or other contracts to issue common stock exercised or converted their holdings into common stock. Outstanding stock options, SARs and other equity-based compensation represent the only dilutive effects on weighted average shares. The table below presents a reconciliation between basic and diluted weighted average shares outstanding and the related net earnings per share. All amounts in the table, except per share amounts, are expressed in thousands.

                                                                        2007                    2006
                                                                       Quarter                 Quarter
                                                                ----------------------  ----------------------
Earnings before discontinued operations........................     $    21,999             $    27,417
Loss from discontinued operations, net of tax..................         (12,532)                   (266)
                                                                ----------------------  ----------------------
Net earnings...................................................     $     9,467             $    27,151
                                                                ======================  ======================

Basic weighted average shares outstanding......................          73,953                  74,147
Dilutive effect of stock options, SARs and other
     equity-based compensation.................................           1,119                   1,134
                                                                ----------------------  ----------------------
Diluted weighted average shares outstanding....................          75,072                  75,281
                                                                ======================  ======================

Basic net earnings per common share............................
   Earnings before discontinued operations.....................     $      0.30             $      0.37
   Loss from discontinued operations, net of tax...............           (0.17)                    --
                                                                ----------------------  ----------------------
Basic net earnings per common share............................     $      0.13             $      0.37
                                                                ======================  ======================

Diluted net earnings per common share..........................
    Earnings before discontinued operations....................     $      0.29             $      0.36
    Loss from discontinued operations, net of tax..............           (0.17)                    --
                                                                ----------------------  ----------------------
Diluted net earnings per common shares.........................     $      0.13             $      0.36
                                                                ======================  ======================

We excluded stock options and SARs with exercise prices greater than the average market price of our common stock for the applicable periods from the computation of diluted weighted average shares outstanding as the effect would be anti-dilutive. We excluded approximately 4,500,000 and 5,110,000 of these options and SARs from our diluted weighted average share computation for the 2007 quarter and the 2006 quarter, respectively.

4.  Acquisition

The acquisition discussed below has been accounted for using the purchase method of accounting and, accordingly, our condensed consolidated financial statements reflect the results of operations for the acquisition subsequent to the date of acquisition. The assets acquired and liabilities assumed are recorded at estimates of fair value as determined by management based upon information available.

In January 2006, we completed the acquisition of four Applebee's restaurants in the Houston market for approximately $8,100,000 in cash. The purchase price was allocated to the fair value of property and equipment of $7,400,000, goodwill of approximately $500,000, reacquired franchise rights of approximately $100,000, and other net assets of approximately $100,000. The proforma impact on our results of operations was immaterial.

We finalize the allocation of purchase price to the fair value of assets acquired and liabilities assumed when we obtain information sufficient to complete the allocation, but in each case, no longer than one year after the acquisition date.

5.  Restaurant Closures and Impairments

In March 2007, we announced that the Board of Directors had approved management's recommendation to close 24 underperforming restaurants located in 11 states which we determined did not have the potential to deliver acceptable long-term returns on invested capital. In the 2007 quarter, we closed 19 of these 24 restaurants.

We believe that four of the closed restaurants will have significant sales transfer to other existing restaurant locations and therefore are not presented as discontinued operations in our condensed consolidated financial statements as required by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The results of operations, impairment charges and lease obligations related to these four restaurants have been presented within operating earnings in the condensed consolidated statement of earnings. In addition, we have included in Impairment and Other Restaurant Closure Costs in our condensed consolidated financial statements, the write-down of the carrying value of property and equipment and other assets for the five restaurants which have yet to be closed. We anticipate that we will present these restaurants as discontinued operations in the period in which they close. The estimated costs to be incurred for these restaurants still operating will be dependent upon the outcome of negotiations with the landlords, as well as other factors.

In the 2007 quarter, we have presented the results of operations for 15 of the closed restaurants as discontinued operations in our condensed consolidated financial statements as required by SFAS No. 144. In addition, we have presented the impairment charge and lease obligations for these restaurants in discontinued operations. Company restaurant sales for the restaurants presented in discontinued operations were $5,243,000 and $5,573,000 in the 2007 quarter and the 2006 quarter, respectively.

The charges in the 2007 quarter included the following (in thousands):

                                                                 Impairment and
                                                                Other Restaurant        Discontinued
                                                                  Closure Costs          Operations
                                                              --------------------  --------------------
Write-down of the carrying value of property and
     equipment and other assets.........................          $      4,193          $    10,899
Lease obligation for closed restaurants(1)..............                 2,389                7,729
Other costs.............................................                    54                  236
Loss on operations for discontinued operations..........                  --                    413
Income tax benefit for discontinued operations..........                  --                 (6,745)
                                                              --------------------  --------------------
Total costs.............................................          $      6,636          $    12,532
                                                              ====================  ====================

------------------
(1) As of April 1, 2007, there have been no payments related to lease obligations.

The current and non-current assets and liabilities of the 15 restaurants that are presented as discontinued operations in the condensed consolidated balance sheet are as follows (in thousands):

                                                                          April 1,              December 31,
                                                                            2007                   2006
                                                                     -------------------   --------------------
Current assets:
    Property and equipment, net(1)..............................         $      5,139          $       --
    Other assets, net(1)........................................                  813                  --
    Prepaid income taxes........................................                3,542                 1,798
                                                                     -------------------   --------------------
Current assets related to discontinued operations...............         $      9,494                 1,798
                                                                     ===================   ====================

Non-current assets:
    Deferred income taxes.......................................         $      3,203          $       --
    Property and equipment, net.................................                 --                  16,523
    Other assets, net...........................................                 --                   1,067
                                                                     -------------------   --------------------
Non-current assets related to discontinued operations...........         $      3,203          $     17,590
                                                                     ===================   ====================

Current liabilities:
   Accrued expenses and other current liabilities...............         $      1,577          $       --
                                                                     -------------------   --------------------
Current liabilities related to discontinued operations..........         $      1,577          $       --
                                                                     ===================   ====================

Non-current liabilities:
   Other non-current liabilities................................                6,362          $       --
   Deferred income taxes........................................                 --                     170
                                                                     -------------------   --------------------
Non-current liabilities related to discontinued operations......         $      6,362          $        170
                                                                     ===================   ====================

------------------
(1) In the 2007 quarter, we began to actively market property and equipment and other assets. Consequently, we have classified these assets as held for sale as of April 1, 2007.



In the 2006 quarter, we recorded impairment and other restaurant closure costs of $1,600,000 which consisted of an asset impairment charge of approximately $900,000 related to the write-down of the carrying value of property and equipment and $700,000 related to remaining lease obligations.

In assessing restaurants for impairment, we use current and historical operating results to estimate future cash flows on a restaurant by restaurant basis. The asset impairment charges for the 2006 quarter and the 2007 quarter were calculated by comparing the carrying value of the restaurants' assets to the estimated future cash flow projections.

6.  Assets Held for Sale

We classify assets as held for sale and cease amortizing the assets when there is a plan for disposal of assets and those assets meet the held for sale criteria as defined in SFAS No. 144. During 2006, we began to actively market our existing corporate headquarters and a corporate aircraft under a plan approved by our Board of Directors as well as other assets with immaterial carrying values. Consequently, these assets were classified as held for sale as of December 31, 2006. In February 2007, the corporate aircraft was sold and we recognized an immaterial gain.

7.  Goodwill and Other Intangible Assets

Changes in goodwill are summarized below (in thousands):

                                                                             April 1,          December 31,
                                                                               2007                2006
                                                                         -----------------   -----------------
      Carrying amount, beginning of the year...........................     $   138,950         $   138,443
      Goodwill acquired during the period..............................            --                   507
                                                                         -----------------   -----------------
      Carrying amount, end of the period...............................     $   138,950         $   138,950
                                                                         =================   =================

Intangible assets subject to amortization pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets," are summarized below (in thousands):

                                                                     April 1, 2007
                                             --------------------------------------------------------------
                                              Gross Carrying          Accumulated            Net Book
                                                  Amount             Amortization              Value
                                             ------------------    ------------------    ------------------
Amortized intangible assets:
    Franchise interest and rights.......       $        6,371        $      6,216          $        155
    Lease acquisition costs.............                3,430                 713                 2,717
    Noncompete agreement................                  350                 220                   130
                                             ------------------    ------------------    ------------------

Total...................................       $       10,151        $      7,149          $      3,002
                                             ==================    ==================    ==================

                                                                   December 31, 2006
                                             --------------------------------------------------------------
                                              Gross Carrying          Accumulated            Net Book
                                                  Amount             Amortization              Value
                                             ------------------    ------------------    ------------------
Amortized intangible assets:
    Franchise interest and rights.......       $       6,371        $       6,172          $        199
    Lease acquisition costs.............               3,430                  650                 2,780
    Noncompete agreement................                 350                  199                   151
                                             ------------------    ------------------    ------------------

Total...................................       $      10,151         $      7,021          $      3,130
                                             ==================    ==================    ==================

We expect annual amortization expense for amortizable other assets for the next five fiscal years to range from approximately $200,000 to $500,000.

Intangible   assets  not  subject  to  amortization  are  summarized  below  (in thousands):

                                                                      April 1,             December 31,
                                                                        2007                   2006
                                                                ----------------------  --------------------
      Carrying amount, beginning of the year..................      $      3,278            $      3,138
      Nonamortizable intangible assets acquired
           during the period..................................              --                       140
                                                                ----------------------  --------------------
      Nonamortizable intangible assets amount,
           end of the period..................................      $      3,278            $      3,278
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

8.  Captive Insurance Subsidiary

In 2002, we formed Neighborhood Insurance, Inc., a Vermont corporation and a wholly-owned captive insurance subsidiary to provide Applebee's International, Inc. and qualified franchisees with workers' compensation and general liability insurance. Through 2005, Applebee's International, Inc. and covered franchisees made premium payments to the captive insurance company which pays administrative fees and insurance claims, subject to individual and aggregate maximum claim limits under the captive insurance company's reinsurance policies. Franchisee premium amounts billed by the captive insurance company were established based upon third-party actuarial estimates of settlement costs for incurred and anticipated claims and administrative fees. In 2006, we discontinued writing insurance coverage for new or existing participants. Cost of other franchise income includes costs related to the resolution of claims arising from franchisee participation in our captive insurance program. We do not expect franchisee participation in the captive insurance company to have a material impact on our net earnings. Our consolidated balance sheets include the following balances related to the captive insurance subsidiary:

     o Franchise premium receivables of approximately $400,000 as of April 1, 2007 and December 31, 2006, included in receivables.

     o Cash equivalent and other long-term investments restricted for the payment of claims of approximately $12,200,000 and $12,600,000 as of April 1, 2007 and December 31, 2006, respectively, included in restricted assets related to captive insurance subsidiary.

     o Loss reserve related to captive insurance subsidiary of approximately $11,700,000 and $12,600,000 as of April 1, 2007 and December 31, 2006,
          respectively. Approximately $6,000,000 and $6,500,000 for April 1, 2007 and December 31, 2006, respectively, is included in other non-current liabilities.

9.  Accounting for Uncertainty in Income Taxes

On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes". As a result of the implementation of FIN No. 48, we recognized an increase of $1,550,000 in the liability for unrecognized tax benefits, which was accounted for as a reduction to our retained earnings balance as of the adoption date.

We file income tax returns which are periodically audited by various federal, state and foreign jurisdictions. With few exceptions, we are no longer subject to federal, state and foreign tax examinations for years prior to 2003.

As of April 1, 2007, we have approximately $7,200,000 of unrecognized tax benefits, including approximately $1,800,000 of interest and penalties which are included in accrued income taxes in the consolidated balance sheet. During the period ended April 1, 2007, we recognized approximately $200,000 in potential interest and penalties associated with uncertain tax positions. The entire balance of unrecognized tax benefits, if recognized, would affect the effective tax rate.

We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statutes of limitations within 12 months of the report date.

10. Treasury Shares

As of April 1, 2007, we had approximately 33,942,000 shares held in treasury. A reconciliation of our treasury shares for the 2007 quarter is provided below (shares in thousands):

                                                                  Treasury
                                                                   Shares
                                                               ---------------
    Balance as of December 31, 2006........................         34,393
    Purchases of treasury stock............................             42
    Stock options exercised................................           (153)
    Shares issued under employee benefit plans.............            (52)
    Nonvested shares awarded under equity incentive
        plans..............................................           (288)
                                                               ---------------
    Balance as of April 1, 2007............................         33,942
                                                               ===============

11.      Commitments and Contingencies

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

Lease guarantees and contingencies: In connection with the sale of restaurants to franchisees and other parties, we have, in certain cases, remained contingently liable for the remaining lease payments. As of April 1, 2007, we have outstanding lease guarantees of approximately $14,800,000. In addition, we or our subsidiaries are contingently liable for various leases that we have assigned in connection with the sale of restaurants to franchisees and other parties in the potential amount of $11,900,000. These leases expire at various times with the final lease agreement expiring in 2018. We did not record a liability related to these contingent lease liabilities as of April 1, 2007 or December 31, 2006.

Franchisee guarantees: In 2004, we arranged for a third-party financing company to provide up to $250,000,000 to qualified franchisees for loans to fund development of new restaurants through October 2007, subject to our approval. We will provide a limited guarantee of 10% of certain loans advanced under this program. We will be released from our guarantee if certain operating results are met after the restaurant has been open for at least two years. As of April 1, 2007, there were loans outstanding to five franchisees for approximately $64,000,000 under this program. The fair value of our guarantees under this financing program is approximately $128,000 and is recorded in non-current liabilities in our consolidated balance sheet as of April 1, 2007.

Severance agreements: We have severance and employment agreements with certain officers providing for severance payments to be made in the event the officer resigns or is terminated not related to a change in control, some of which require payments to be made only if we enforce certain terms in the agreements.

If the severance payments had been due as of April 1, 2007, we would have been required to make payments totaling approximately $10,700,000. In addition, we have severance and employment agreements with certain officers which contain severance provisions related to a change in control. The agreements define the circumstances which will constitute a change in control. Those provisions would have required additional aggregate payments of approximately $6,500,000 if such officers had been terminated as of April 1, 2007.

12. New Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This statement requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. The statement requires prospective application, and the recognition and disclosure requirements are effective for companies with fiscal years ending after December 15, 2006.
Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008. The impact of this adoption was not material to our consolidated financial statements and we are in compliance with the measurement date provisions of this statement as of April 1, 2007.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introductory Note

On February 13,  2007,  we  announced  that our Board of Directors  had formed a committee of independent directors to explore strategic alternatives for enhancing shareholder value. On April 26, 2007, we announced that the strategic process has yielded several non-binding preliminary proposals to acquire our company. The committee and full Board of Directors have approved entering into detailed due diligence discussions with the potential buyers. These discussions could ultimately result in potential buyers submitting definitive, binding proposals. Concurrently, the committee continues to evaluate a possible recapitalization as well as a potential securitization of our royalty income stream and other assets. A securitization could be used in either a recapitalization or by a potential buyer. There can be no assurance that any transaction will be pursued, or if pursued, that it will be consummated. However, the implementation of certain strategic alternatives could affect our current plans and strategies, and any forward-looking statements in this document are qualified by reference to the committee's ongoing analysis.

Forward-Looking Statements

The statements contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section regarding restaurant development, comparable sales, revenue growth, restaurant margins, commodity costs, general and administrative expenses, capital expenditures, return on invested capital and financial commitments are forward-looking and based on current expectations. There are several risks and uncertainties that could cause actual results to differ materially from those described. These risks include, but are not limited to, our ability and the ability of our franchisees to open and operate additional restaurants profitably and generate positive operating cash flows and return on invested capital, the impact of economic and demographic factors on consumer spending, maintaining and growing the value of the Applebee's brand, the impact of intense competition in the casual dining segment of the restaurant industry, the impact of future leverage on our operations, the failure to open the restaurants anticipated, the impact of increases in capital expenditure costs on future development, our ability to attract and retain qualified franchisees, and the impact of further penetration of restaurants in existing markets. For a more detailed discussion of the principal factors that could cause actual results to be materially different, you should read our risk factors in Item 1A of our 2006 Annual Report on Form 10-K. We disclaim any obligation to update forward-looking statements.

General

We operate on a 52 or 53 week fiscal year ending on the last Sunday in December. Our fiscal years and fiscal periods are as follows:


                                                                              Number
          Fiscal Year                       Fiscal Year End                  of Weeks
--------------------------------       --------------------------        -----------------
             2006                          December 31, 2006                    53
             2007                          December 30, 2007                    52
             2008                          December 28, 2008                    52

            Fiscal                                                            Number
            Period                         Fiscal Period End                 of Weeks
--------------------------------       --------------------------        -----------------
         2006 Quarter                       March 26, 2006                      13
         2007 Quarter                        April 1, 2007                      13

Our operating revenues are generated from two primary sources:

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

Certain expenses relate only to company-owned restaurants. These include:

o   Food and beverage costs
o   Labor costs
o   Direct and occupancy costs
o   Pre-opening expenses

Cost of other franchise income includes costs related to information technology products and services provided to certain franchisees and costs related to the resolution of claims arising from franchisee participation in our captive insurance program.

Other  expenses   relate  to  both   company-owned   restaurants  and  franchise
operations.

All references to company comparable sales, average weekly sales and guest traffic in all periods contained herein include the restaurants presented in discontinued operations unless noted otherwise.

Overview

Applebee's International, Inc. and our subsidiaries develop, franchise and operate casual dining restaurants under the name "Applebee's Neighborhood Grill & Bar(R)," which is the largest casual dining concept in the world with over 1,900 system-wide restaurants open as of April 1, 2007(1). The casual dining segment of the restaurant industry is highly competitive and there are many factors that affect our profitability. Our industry is susceptible to changes in economic conditions, trends in lifestyles, fluctuating costs, government regulation, availability of resources and consumer perceptions. When evaluating and assessing our financial performance, we believe there are five key factors:

o Development - the number of new company and franchise restaurants opened during the period. Our expansion strategy has been to cluster restaurants in targeted markets, thereby increasing consumer awareness and convenience, and enabling us to take advantage of operational, distribution and advertising efficiencies. We currently expect that the Applebee's system will ultimately encompass at least 3,000 restaurants in the United States, as well as the potential for at least 1,000 restaurants internationally. In the 2007 quarter, we and our franchisees opened 7 and 13 restaurants, respectively.

o Comparable restaurant sales - a year-over-year comparison of sales for restaurants open at least 18 months. Changes in comparable restaurant sales are driven by changes in the average guest check and/or changes in guest traffic. Average guest check changes result from menu price changes and/or changes in menu mix. During the 2007 quarter, the impact of menu price increases on company restaurants was approximately 2.8%. Although we may have changes in our average guest check from period to period, our main focus has been increasing guest traffic as we view this component to be more indicative of the long-term health of the Applebee's brand. We are constantly seeking to increase guest traffic by focusing on improving operations and enhancing our menu with new food and beverage offerings including the implementation of programs such as our new lunch menu initiated in February 2007. In the 2007 quarter, company comparable sales decreased 4.5%, while domestic franchise and domestic system-wide comparable sales decreased 3.9% and 4.0%, respectively. We believe our sales and traffic have been negatively impacted by multiple factors. Lower income households, which represent a significant portion of our guests, have been impacted by higher energy costs and interest rates. The bar and grill category of the restaurant industry has been negatively impacted by increased trade-down to quick-service restaurants. In addition, the supply growth of units opened in the category in 2006 and 2005 has outpaced demand contributing to weaker sales trends.

o Company restaurant margins - company restaurant sales, less food and beverage, labor, direct and occupancy restaurant costs and pre-opening expenses, expressed as a percentage of company restaurant sales. Company restaurant margins are susceptible to fluctuations in commodity costs, labor costs and other operating costs such as utilities. Company restaurant margins were 12.7%, and 15.0% in the 2007 quarter and in the 2006 quarter, respectively.

o General and administrative expenses - general and administrative expenses expressed as a percentage of total operating revenues. General and administrative expenses were 9.7%, and 10.5% in the 2007 quarter and the 2006 quarter, respectively. Stock-based compensation included in general and administrative expenses was 1.0%, and 1.7% in the 2007 quarter and the 2006 quarter, respectively.


------------------
(1) Source: Nation's Restaurant News, "Special Report: Top 100," June 26, 2006.

o Return on invested capital - net earnings expressed as a percent of average invested capital. We believe this is an important indicator as it allows us to evaluate our ability to create value for our shareholders.


Application of Critical Accounting Policies

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which were prepared in accordance with accounting principles generally accepted in the United States of America. These principles require us to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and notes thereto. Actual results may differ from these estimates, and such differences may be material to our condensed consolidated financial statements. We believe that the following accounting policies involve a significant degree of judgment or complexity:

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

We continually evaluate our restaurant portfolio and may determine to periodically close restaurants. At the time of each restaurant closing, we are required to record expenses and liabilities for the fair value of remaining lease payments less any potential sublease income. The amounts recorded require several estimates in determining the fair value. The actual amounts expensed after settlement with our landlords may be materially different from the amounts recorded.

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

We are periodically audited by foreign and domestic tax authorities for both income and sales and use taxes. In 2006, we recorded accruals when we determined it was probable that we had an exposure in a matter relating to an audit.

In  July  2006,  the  Financial   Accounting  Standards  Board  ("FASB")  issued
Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes" which became effective for us beginning in 2007. FIN No. 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN No. 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. Our estimates of the tax benefit from uncertain tax positions may change in the future due to new developments in each matter.

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

Acquisition

The acquisition discussed below has been accounted for using the purchase method of accounting and, accordingly, our condensed consolidated financial statements reflect the results of operations for the acquisition subsequent to the date of acquisition. The assets acquired and liabilities assumed are recorded at estimates of fair value as determined by management based upon information available.

In January 2006, we completed the acquisition of four Applebee's restaurants in the Houston market for approximately $8,100,000 in cash. The purchase price was allocated to the fair value of property and equipment of $7,400,000, goodwill of approximately $500,000, reacquired franchise rights of approximately $100,000, and other net assets of approximately $100,000. The proforma impact on our results of operations was immaterial.

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

Captive Insurance Subsidiary

In 2002, we formed Neighborhood Insurance, Inc., a Vermont corporation and a wholly-owned captive insurance subsidiary to provide Applebee's International, Inc. and qualified franchisees with workers' compensation and general liability insurance. Through 2005, Applebee's International, Inc. and covered franchisees made premium payments to the captive insurance company which pays administrative fees and insurance claims, subject to individual and aggregate maximum claim limits under the captive insurance company's reinsurance policies. Franchisee premium amounts billed by the captive insurance company were established based upon third-party actuarial estimates of settlement costs for incurred and anticipated claims and administrative fees. In 2006, we discontinued writing insurance coverage for new or existing participants. Cost of other franchise income includes costs related to the resolution of claims arising from franchisee participation in our captive insurance program. We do not expect franchisee participation in the captive insurance company to have a material impact on our net earnings. Our consolidated balance sheets include the following balances related to the captive insurance subsidiary:

o Franchise premium receivables of approximately $400,000 as of April 1, 2007 and December 31, 2006, included in receivables.

o Cash equivalent and other long-term investments restricted for the payment of claims of approximately $12,200,000 and $12,600,000 as of April 1, 2007 and December 31, 2006, respectively, included in restricted assets related to captive insurance subsidiary.

o Loss reserve related to captive insurance subsidiary of approximately $11,700,000 and $12,600,000 as of April 1, 2007 and December 31, 2006,
     respectively. Approximately $6,000,000 and $6,500,000 for April 1, 2007 and December 31, 2006, respectively, is included in other non-current liabilities.

Results of Operations

The  following  table  contains   information   derived  from  our  consolidated
statements of earnings expressed as a percentage of total operating revenues, except where otherwise noted. Percentages may not add due to rounding.

                                                                 2007           2006
                                                                Quarter        Quarter
                                                             -------------  ------------
Operating revenues:
     Company restaurant sales..............................       88.9%          89.3%
     Franchise royalties and fees..........................       11.0           10.6
     Other franchise income................................        0.1            0.1
                                                             -------------  ------------
        Total operating revenues...........................      100.0%         100.0%
                                                             =============  ============
Cost of sales (as a percentage of company restaurant sales):
     Food and beverage.....................................       26.5%          26.7%
     Labor.................................................       33.9           32.7
     Direct and occupancy..................................       26.6           25.4
     Pre-opening expense...................................        0.3            0.2
                                                             -------------  ------------
        Total cost of sales................................       87.3%          85.0%
                                                             =============  ============

Cost of other franchise income (as a percentage of
     other franchise income)...............................       80.6%         172.1%
General and administrative expenses........................        9.7           10.5
Amortization of intangible assets..........................         --            0.1
Impairment and other restaurant closure costs..............        2.0            0.5
Loss on disposition of property and equipment..............        0.1            0.2
                                                             -------------  ------------
Operating earnings.........................................       10.5           12.7
                                                             -------------  ------------
Other income (expense):
     Investment income.....................................        0.2            0.2
     Interest expense......................................       (0.8)          (0.8)
     Other income .........................................         --             --
                                                             -------------  ------------
        Total other expense................................       (0.5)          (0.5)
                                                             -------------  ------------
Earnings before income taxes and discontinued
     operations............................................        9.9           12.2
Income taxes...............................................        3.4            4.1
                                                             -------------  ------------
Earnings before discontinued operations....................        6.5            8.1
Loss on discontinued operations, net of tax................       (3.7)          (0.1)
                                                             -------------  ------------
Net earnings...............................................        2.8%           8.0%
                                                             =============  ============


The  following  table  sets  forth  certain  financial   information  and  other
restaurant data relating to company and franchise restaurants, as reported to us by franchisees:

                                                                                 2007                   2006
                                                                                Quarter                Quarter
                                                                          -------------------    -------------------
   Number of restaurants:
        Company:
            Beginning of period........................................            521                    486
            Restaurant openings........................................              7                      9
            Restaurant closings........................................            (19)                    (2)
            Restaurants acquired from franchisees......................             --                      4
                                                                          -------------------    -------------------
            End of period..............................................            509                    497
                                                                          -------------------    -------------------
        Franchise:
            Beginning of period........................................          1,409                  1,318
            Restaurant openings........................................             13                     20
            Restaurant closings........................................             (1)                    (2)
            Restaurants acquired by franchisor.........................             --                     (4)
                                                                          -------------------    -------------------
            End of period..............................................          1,421                  1,332
                                                                          -------------------    -------------------
        Total:
            Beginning of period........................................          1,930                  1,804
            Restaurant openings........................................             20                     29
            Restaurant closings........................................            (20)                    (4)
                                                                          -------------------    -------------------
            End of period..............................................          1,930                  1,829
                                                                          ===================    ===================
   Weighted average weekly sales per restaurant:
            Company(1).................................................      $  44,852              $  48,087
            Domestic franchise.........................................      $  50,864              $  53,622
            Domestic total.............................................      $  49,159              $  52,055
   Change in comparable restaurant sales:(2)
            Company(3).................................................         (4.5)%                   1.2%
            Domestic franchise.........................................         (3.9)%                   3.1%
            Domestic total.............................................         (4.0)%                   2.6%
   Total operating revenues (in thousands):
            Company restaurant sales(4)................................      $ 300,108              $ 302,326
            Franchise royalties and fees(5)............................         37,059                 35,935
            Other franchise income(6)..................................            463                    445
                                                                          -------------------    -------------------
            Total......................................................      $ 337,630              $ 338,706
                                                                          ===================    ===================


------------
(1) Includes restaurants presented as discontinued operations. Excluding the restaurants presented as discontinued operations, company average weekly sales were $45,382 and $48,699 in the 2007 quarter and the 2006 quarter, respectively.
(2) When computing comparable restaurant sales, restaurants open for at least 18 months are compared from period to period.
(3) Includes restaurants presented as discontinued operations. Excluding the restaurants presented as discontinued operations, company comparable restaurant sales were (4.5)% and 1.3% in the 2007 quarter and the 2006 quarter, respectively.
(4) Excludes restaurants presented as discontinued operations. Sales for these restaurants, in thousands, were $5,243 and $5,573 in the 2007 quarter and the 2006 quarter.
(5) Franchise royalties are generally 4% of each franchise restaurant's reported monthly gross sales. Reported unaudited franchise sales, in thousands, were $917,308 and $904,644 in the 2007 quarter and the 2006 quarter, respectively. Franchise fees typically are $35,000 for each restaurant opened.
(6) Other franchise income includes revenue from information technology products and services provided to certain franchisees.



2007 Quarter Compared With 2006 Quarter

Company Restaurant Sales. Total company restaurant sales decreased $2,218,000 (1%) from $302,326,000 in the 2006 quarter to $300,108,000 in the 2007 quarter.
The percentage decrease in total company restaurant sales was due to a decline in average weekly sales of 6.7% which was partially offset by an increase in the number of restaurant weeks open of approximately 6%.

Comparable restaurant sales at company restaurants decreased by 4.5% in the 2007 quarter. Weighted average weekly sales at company restaurants decreased 6.7% from $48,087 in the 2006 quarter to $44,852 in the 2007 quarter. The decrease in average weekly sales was due to a decline in guest traffic in the 2007 quarter of 5.4% as well as the underperformance of restaurants open less than 18 months. We took a price increase of approximately 1.4% in January 2007.

Franchise Royalties and Fees. Franchise royalties and fees increased $1,124,000 (3%) from $35,935,000 in the 2006 quarter to $37,059,000 in the 2007 quarter due primarily to the increased number of franchise restaurants operating during the 2007 quarter as compared to the 2006 quarter. Domestic franchise weighted average weekly sales and comparable restaurant sales decreased 5.1% and 3.9%, respectively.

Cost of Company Restaurant Sales. Food and beverage costs decreased from 26.7% in the 2006 quarter to 26.5% in the 2007 quarter. Food and beverage costs decreased in the 2007 quarter due to the impact of menu price increases of approximately 2.8%, which were partially offset by a shift in menu mix, higher food costs related to our menu promotions and higher alcoholic beverage costs, as a percentage of sales, related to a late-night value strategy. We currently expect net commodity costs to increase by approximately 1% in 2007.

Labor costs increased from 32.7% in the 2006 quarter to 33.9% in the 2007 quarter due primarily to higher restaurant management salaries and hourly wage rates including the impact of state minimum wage rate increases, which were partially offset by lower restaurant management incentive compensation. We currently expect labor costs to be negatively impacted by recently enacted state hourly minimum wage increases in 2007.

Direct and occupancy costs increased from 25.4% in the 2006 quarter to 26.6% in the 2007 quarter due primarily to higher utilities and lower sales volumes at company restaurants which resulted in unfavorable year-over-year comparisons for depreciation and rent, as a percentage of sales, due to their relatively fixed nature. These increases were partially offset by favorable impact of a change in accounting convention for smallwares that was implemented in the second quarter of 2006.

Cost of Other Franchise Income. Cost of other franchise income decreased $393,000 (51%) from $766,000 in the 2006 quarter to $373,000 in the 2007 quarter due primarily to an expense of $500,000 recorded for estimated insurance losses from franchise participants in our captive insurance company.

General and Administrative Expenses. General and administrative expenses decreased from 10.5% in the 2006 quarter to 9.7% in the 2007 quarter due primarily to lower stock-based compensation. The decrease was partially offset by expenses related to the exploration of strategic alternatives for enhancing shareholder value.

Impairment and Other Restaurant Closure Costs. In March 2007, we announced that the Board of Directors had approved management's recommendation to close 24 underperforming restaurants located in 11 states which we determined did not have the potential to deliver acceptable long-term returns on invested capital. In the 2007 quarter, we closed 19 of these 24 restaurants. The impairment and lease obligation charges related to four restaurants that have significant sales transfers to other existing restaurants have been presented within operating earnings in the condensed consolidated statement of earnings. In addition, we recorded a write-down of the carrying value of property and equipment and other assets for the five restaurants which have yet to be closed. The total charges in the 2007 quarter included a write-down of the carrying value of property and equipment and other assets of approximately $4,200,000 and lease obligations for closed restaurants of $2,400,000.

In the 2006 quarter, we recorded impairment and other restaurant closure costs of approximately $900,000 consisting of the write-down of the carrying value of the property and equipment of two restaurants that were not performing as expected. In addition, we closed two restaurants and recognized expense of $700,000 relating to remaining lease obligations.

Income Taxes. The effective income tax rate, as a percentage of earnings before income taxes, increased from 33.6% in the 2006 quarter to 34.4% in the 2007 quarter due to the impact of discontinued operations.

Earnings before Discontinued Operations. Net earnings before discontinued operations decreased $5,418,000 (20%) from $27,417,000 in the 2006 quarter to $21,999,000 in the 2007 quarter due primarily to impairment and other restaurant closure costs of approximately $6,600,000 incurred in the 2007 quarter related to the decision to close 24 restaurants.

Discontinued Operations, net of tax. The loss from discontinued operations increased $12,266,000 from a loss of $266,000 in the 2006 quarter to a loss of $12,532,000 in the 2007 quarter due to the write-down of the carrying value of property and equipment and other assets of approximately $10,900,000, lease obligations for closed restaurants and other costs of approximately $8,000,000 and loss from restaurant operations of approximately $400,000 (approximately $12,500,000 net of tax for all items) which are related to the 15 restaurants presented as discontinued operations.

Net Earnings. Net earnings decreased $17,684,000 (65%) from $27,151,000 in the 2006 quarter to $9,467,000 in the 2007 quarter due primarily to discontinued operations of approximately $12,500,000, net of tax and impairment and other restaurant closure costs of approximately $6,600,000 incurred related to the decision to close 24 restaurants.

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

Cash flows from our operating activities primarily include the net cash generated from company and franchise operations and management of credit from trade suppliers. Cash flows provided or used by investing activities include capital expenditures for restaurant construction, refurbishment, information technology, acquisitions of franchise restaurants, sale-leaseback transactions and asset sales. Cash flows provided or used by financing activities include borrowings and repayments of debt, repurchases of our common stock, dividends to shareholders and the cash received from the exercise of employee stock options. The following table presents a summary of our cash flows for the 2007 quarter and the 2006 quarter (in thousands):


                                                          2007                2006
                                                         Quarter             Quarter
                                                    ------------------- ------------------

Net cash provided by operating activities..........   $    44,707         $    26,918
Net cash used by investing activities..............       (17,883)            (38,716)
Net cash provided (used) by financing
   activities......................................       (33,795)              6,209
                                                    ------------------- ------------------

Net decrease in cash and cash equivalents..........   $    (6,971)        $    (5,589)
                                                    =================== ==================

Capital expenditures were $20,835,000 in the 2007 quarter and $30,968,000 in the 2006 quarter.

Excluding costs related to the construction of our new corporate headquarters, capital expenditures are expected to be between $70,000,000 and $80,000,000 in 2007 and will primarily be for the development of new restaurants, refurbishment and capital replacement for existing restaurants and the enhancement of information systems. Costs for the new corporate headquarters are expected to be approximately $30,000,000 in 2007. We intend to enter into a sale-leaseback transaction  with  respect  to the  new  headquarters  upon  its  completion  or thereafter, depending upon market conditions. We currently expect to open between 10 and 15 company restaurants in 2007. We expect to continue to purchase a portion of our restaurant sites; however the amount of actual capital expenditures will be dependent upon, among other things, the proportion of leased versus owned properties. If we construct more or fewer restaurants than we currently anticipate, or acquire additional restaurants, our capital requirements will increase or decrease accordingly.

In January 2006, we completed the acquisition of four Applebee's restaurants in the Houston area for approximately $8,100,000 in cash.

In December 2006, we entered into a five-year revolving credit facility. The terms of the bank credit agreement provide for $400,000,000 in unsecured revolving credit as well as an additional $200,000,000 of revolving credit upon satisfaction of the conditions set forth in the credit facility. The facility is subject to various covenants and restrictions which, among other things, require the maintenance of stipulated fixed charge and leverage ratios, as defined. There is no limit on cash dividends or repurchases of our common stock provided the declaration and payment of such dividend or repurchase of stock does not cause a default of any other covenant contained in the agreement. The facility is subject to other standard terms, conditions, covenants and fees. As of April 1, 2007, we were in compliance with the covenants contained in our credit agreement. We had borrowings of $150,000,000, standby letters of credit of approximately $20,800,000 outstanding and approximately $229,200,000 available under our revolving credit facility as of April 1, 2007.

In November 2006, with approximately $100,000,000 of a previous authorization remaining, our Board of Directors authorized additional repurchases of our common stock of up to $150,000,000, subject to market conditions, for a total of approximately $250,000,000 in authorized repurchases. During the 2007 quarter, we repurchased 42,000 shares of our common stock at an average price of $23.93 for an aggregate cost of approximately $1,000,000. As of April 1, 2007, we had approximately $239,400,000 remaining under our repurchase authorizations.

In December 2006, the Board of Directors declared an annual dividend of $0.22 per share payable to shareholders of record on December 22, 2006. We paid approximately $16,300,000 in January 2007 related to this dividend.

As of April 1, 2007, our liquid assets totaled $15,633,000. These assets consisted of cash and cash equivalents in the amount of $15,338,000 and short-term investments in the amount of $295,000. The working capital deficit decreased from $81,626,000 as of December 31, 2006 to $66,576,000 as of April 1, 2007. This decrease resulted primarily from a combination of factors which included decreases in receivables and accrued dividends, an increase in accounts payable, payments on debt, the reclassification of certain property and equipment to assets held for sale, and higher redemption of gift cards as compared to the sales of gift cards.

We believe that our liquid assets and cash generated from operations, combined with available borrowings, will provide sufficient funds for operating activities, capital expenditures, currently approved repurchases of our common stock and the payment of dividends for at least the next 12 months and thereafter for the foreseeable future.

The following table shows our debt amortization schedule, future capital lease commitments (including principal and interest payments), future operating lease commitments and future purchase obligations as of April 1, 2007 (in thousands):

                                                                          Payments due by period
                                                   ----------------------------------------------------------------------
                        Certain                                    Less than 1       1-3           3-5      More than 5
                Contractual Obligations(1)             Total          year          years         years        years
      -------------------------------------------- -------------  ------------- ------------- ------------ -------------
      Long-term Debt (excluding capital
         lease obligations) (2)..................   $ 151,250       $     63      $     93      $ 150,110    $     984
      Capital Lease Obligations..................       7,335            829         1,746          1,799        2,961
      Operating Leases (3).......................     409,113         30,237        59,654         58,385      260,837
      Purchase Obligations - Company(4)..........     220,966        173,587        18,708         28,671         --
      Purchase Obligations - Franchise(5)........     511,082        378,811        52,227         80,044         --

------------------
(1) This amount excludes approximately $7,200,000 of unrecognized tax benefits due to the uncertainty related to the timing of any payments.
(2) The amounts for long-term debt are primarily borrowings under our revolving credit facility and exclude interest payments which are variable in nature.
(3) The amounts for operating leases include option periods where failure to exercise such options would result in an economic penalty such that the renewal appears reasonably assured.
(4) The amounts for company purchase obligations include commitments for food items, energy, supplies, and other miscellaneous commitments.
(5) The amounts for franchise purchase obligations include commitments for food items and supplies made by us for our franchisees. We contract with certain suppliers to ensure competitive pricing. These amounts will only be payable by us if our franchisees do not meet certain minimum contractual requirements.

Other Contractual Obligations

In connection with the sale of restaurants to franchisees and other parties, we have, in certain cases, remained contingently liable for the remaining lease payments. As of April 1, 2007, we have outstanding lease guarantees of approximately $14,800,000. In addition, we or our subsidiaries are contingently liable for various leases that we have assigned in connection with the sale of restaurants to franchisees and other parties in the potential amount of $11,900,000. These leases expire at various times with the final lease agreement expiring in 2018. We did not record a liability related to these contingent lease liabilities as of April 1, 2007 or December 31, 2006.

In 2004, we arranged for a third-party financing company to provide up to $250,000,000 to qualified franchisees for loans to fund development of new restaurants through October 2007, subject to our approval. We will provide a limited guarantee of 10% of certain loans advanced under this program. We will be released from our guarantee if certain operating results are met after the restaurant has been open for at least two years. As of April 1, 2007, there were loans outstanding to five franchisees for approximately $64,000,000 under this program. The fair value of our guarantees under this financing program is approximately $128,000 and is recorded in non-current liabilities in our consolidated balance sheet as of April 1, 2007.

We have severance and employment agreements with certain officers providing for severance payments to be made in the event the officer resigns or is terminated not related to a change in control, some of which require payments to be made only if we enforce certain terms in the agreements. If the severance payments had been due as of April 1, 2007, we would have been required to make payments totaling approximately $10,700,000. In addition, we have severance and employment agreements with certain officers which contain severance provisions related to a change in control. The agreements define the circumstances which will constitute a change in control. Those provisions would have required additional aggregate payments of approximately $6,500,000 if such officers had been terminated as of April 1, 2007.

New Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This statement requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. The statement requires prospective application, and the recognition and disclosure requirements are effective for companies with fiscal years ending after December 15, 2006.
Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008. The impact of this adoption was not material to our consolidated financial statements and we are in compliance with the measurement date provisions of this statement as of April 1, 2007.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from fluctuations in interest rates and changes in commodity prices. Our revolving credit facility bears interest at either the bank's prime rate or LIBOR plus 0.45%, at our option. As of April 1, 2007, the total amount of debt subject to interest rate fluctuations was $150,000,000, which was outstanding on our revolving credit facility. A 1% change in interest rates would result in an increase or decrease in interest expense of approximately $1,500,000 per year. We may from time to time enter into interest rate swap agreements to manage the impact of interest rate changes on our earnings. A substantial portion of the food products and utilities we purchase are subject to price volatility due to factors that are outside of our control such as weather, seasonality and fuel costs. As part of our strategy to moderate this volatility, we have entered into fixed price purchase commitments.

Item 4.       Controls and Procedures

As of April 1, 2007, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective.

During the 2007 quarter, there have been no changes in our internal control over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.      Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2006 Annual Report on Form 10-K.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities.

-------------------------------------------------------------------------------------------------------------------
                                         Purchases of Equity Securities(1)
-------------------------------------------------------------------------------------------------------------------
                                        (a)           (b)                (c)                        (d)
---------------------------------- -------------- ----------- ------------------------- ---------------------------
                                                                                          Maximum Dollar Value of
                                                    Average     Total Number of Shares     Shares that May Yet Be
                                    Total Number     Price       Purchased as Part of    Purchased Under the Plans
                                     of Shares      Paid Per      Publicly Announced            or Programs
             Period                  Purchased       Share        Plans or Programs            (in thousands)
---------------------------------- -------------- ----------- ------------------------- ---------------------------
January 1, 2007 through
January 28, 2007                       41,763       $23.93              41,763                   $239,446
---------------------------------- -------------- ----------- ------------------------- ---------------------------
January 29, 2007 through
February 25, 2007                         --          --                  --                     $239,446
---------------------------------- -------------- ----------- ------------------------- ---------------------------
February 26, 2007 through
April 1, 2007                             --          --                  --                     $239,446
---------------------------------- -------------- ----------- ------------------------- ---------------------------
              Total                    41,763                           41,763
================================== ============== =========== ========================= ===========================

------------------
(1) In November 2006, with approximately $100,000,000 of the previous authorization remaining, our Board of Directors authorized additional repurchases of our common stock of up to $150,000,000, subject to market conditions, for a total of approximately $250,000,000 in authorized repurchases.

Item 6.       Exhibits

The Exhibits listed on the accompanying Exhibit Index are filed as part of this report.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        APPLEBEE'S INTERNATIONAL, INC.
                                        (Registrant)



Date:    May 2, 2007                    By:  /s/    David L. Goebel
     ----------------------                -------------------------------------
                                           David L. Goebel
                                           Director, President and Chief Executive Officer
                                           (principal executive officer)

Date:    May 2, 2007                    By:  /s/    Steven K. Lumpkin
     ----------------------                -------------------------------------
                                           Steven K. Lumpkin
                                           Director, Executive Vice President,
                                           Chief Financial and Strategy Officer
                                           (principal financial officer)

Date:    May 2, 2007                    By:  /s/    Beverly O. Elving
     ----------------------                -------------------------------------
                                           Beverly O. Elving
                                           Vice President and Controller
                                           (principal accounting officer)


                         APPLEBEE'S INTERNATIONAL, INC.
                                  EXHIBIT INDEX


  Exhibit
   Number                       Description of Exhibit
------------   -----------------------------------------------------------------

     3.1 Amended and Restated Bylaws of Applebee's International, Inc. dated April 26, 2007, as amended.

    10.1 Revised Personal Use of Corporate Aircraft Policy (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on March 20, 2007).

    10.2 Form of Performance Vested Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K filed on March 20, 2007).

    10.3 Settlement Agreement among Applebee's International, Inc. and Breeden Capital Management LLC and its affiliated funds dated April 25, 2007 (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on April 30, 2007).

    10.4       Sixth Amendment to the Employee Stock Purchase Plan.

    31.1       Certification  of Chief  Executive  Officer Pursuant to SEC  Rule
               13a-14(a).

    31.2       Certification  of Chief  Financial Officer  Pursuant to  SEC Rule
               13a-14(a).

    32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.