Form 10-Q
period 2007-07-01
APPLEBEES INTERNATIONAL INC
filed 2007-08-02
CIK 853665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    July 1, 2007
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    ----------------------------

Commission File Number:                        000-17962
                        --------------------------------------------------------


                         Applebee's International, Inc.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                     43-1461763
--------------------------------           -------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                4551 W. 107th Street, Overland Park, Kansas 66207
          -------------------------------------------------------------
              (Address of principal executive offices and zip code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer  X     Accelerated filer      Non-accelerated filer
                       -----                    -----                      -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

                   Yes                       No      X
                       -----------              -----------

The number of shares of the registrant's common stock outstanding as of July 30, 2007 was 74,950,280.

                         APPLEBEE'S INTERNATIONAL, INC.
                                    FORM 10-Q
                        FISCAL QUARTER ENDED JULY 1, 2007
                                      INDEX



PART I              FINANCIAL INFORMATION                                                                      Page
Item 1.             Condensed Consolidated Financial Statements (Unaudited):

                    Consolidated Balance Sheets as of July 1, 2007
                       and December 31, 2006................................................................      3

                    Consolidated Statements of Earnings for the 13 Weeks
                       and 26 Weeks Ended July 1, 2007 and June 25, 2006....................................      4

                    Consolidated Statement of Stockholders' Equity for the
                       26 Weeks Ended July 1, 2007..........................................................      5

                    Consolidated Statements of Cash Flows for the 26 Weeks
                       Ended July 1, 2007 and June 25, 2006.................................................      6

                    Notes to Condensed Consolidated Financial Statements....................................      8

Item 2.             Management's Discussion and Analysis of
                       Financial Condition and Results of Operations........................................     19

Item 3.             Quantitative and Qualitative Disclosures About Market Risk..............................     33

Item 4.             Controls and Procedures.................................................................     33


PART II             OTHER INFORMATION

Item 1.             Legal Proceedings.......................................................................     34

Item 1A.            Risk Factors............................................................................     34

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds.............................     35

Item 4.             Submission of Matters to a Vote of Security Holders.....................................     35

Item 6.             Exhibits................................................................................     36

Signatures .................................................................................................     37

Exhibit Index...............................................................................................     38

                          PART I. FINANCIAL INFORMATION

Item 1.       Condensed Consolidated Financial Statements

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                      (in thousands, except share amounts)

                                                                                         July 1,           December 31,
                                                                                          2007                2006
                                                                                      --------------     ---------------
                                     ASSETS
Current assets:
     Cash and cash equivalents...................................................      $    7,666         $   22,309
     Short-term investments, at market value.....................................             298                293
     Receivables, less allowance of $336 in 2007 and $917 in 2006................          41,666             48,224
     Inventories.................................................................          11,083             11,524
     Prepaid income taxes........................................................           4,994                 55
     Prepaid and other current assets............................................          19,923             15,255
     Assets held for sale........................................................           5,289              7,633
     Current assets related to discontinued operations...........................           4,935              2,569
                                                                                      --------------     ---------------
        Total current assets.....................................................          95,854            107,862
Property and equipment, net......................................................         622,348            618,492
Goodwill.........................................................................         138,950            138,950
Restricted assets related to captive insurance subsidiary........................          12,289             13,356
Other intangible assets, net.....................................................           6,155              6,408
Other assets, net................................................................          35,698             34,351
Non-current assets related to discontinued operations............................           2,558             18,606
                                                                                      --------------     ---------------
                                                                                       $  913,852         $  938,025
                                                                                      ==============     ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt...........................................      $    1,894         $      265
     Accounts payable............................................................          36,102             43,235
     Accrued expenses and other current liabilities..............................          93,847            113,641
     Loss reserve related to captive insurance subsidiary........................           4,702              6,094
     Accrued dividends...........................................................             --              16,299
     Accrued income taxes........................................................             --               9,954
     Current liabilities related to discontinued operations......................           1,022                --
                                                                                      --------------     ---------------
        Total current liabilities................................................         137,567            189,488
                                                                                      --------------     ---------------
Non-current liabilities:
     Long-term debt, less current portion........................................         142,772            174,920
     Deferred income taxes.......................................................          26,671             24,944
     Other non-current liabilities...............................................          68,499             61,837
     Non-current liabilities related to discontinued operations..................           6,576                182
                                                                                      --------------     ---------------
        Total non-current liabilities............................................         244,518            261,883
                                                                                      --------------     ---------------
        Total liabilities........................................................         382,085            451,371
                                                                                      --------------     ---------------
Commitments and contingencies (Note 11)
Stockholders' equity:
     Preferred stock - par value $0.01 per share: authorized - 1,000,000 shares;
        no shares issued.........................................................             --                 --
     Common stock - par value $0.01 per share:  authorized - 125,000,000 shares;
        issued - 108,503,243 shares..............................................           1,085              1,085
     Additional paid-in capital..................................................         270,907            265,122
     Retained earnings...........................................................         806,958            774,884
                                                                                      --------------     ---------------
                                                                                        1,078,950          1,041,091
     Treasury stock - 33,603,728  shares in 2007  and 34,393,331 shares in 2006,
        at cost..................................................................        (547,183)          (554,437)
                                                                                      --------------     ---------------
        Total stockholders' equity...............................................         531,767            486,654
                                                                                      --------------     ---------------
                                                                                       $  913,852         $  938,025
                                                                                      ==============     ===============

           See notes to condensed consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                                     13 Weeks Ended                         26 Weeks Ended
                                                          -----------------------------------    -----------------------------------
                                                              July 1,             June 25,            July 1,           June 25,
                                                               2007                2006                2007               2006
                                                          ---------------    ----------------    ----------------    ---------------
Operating revenues:
     Company restaurant sales...........................   $    295,650       $    289,220        $    594,267        $    589,892
     Franchise royalties and fees.......................         36,235             34,306              73,294              70,241
     Other franchise income.............................            271                539                 734                 984
                                                          ---------------    ----------------    ----------------    ---------------
        Total operating revenues........................        332,156            324,065             668,295             661,117
                                                          ---------------    ----------------    ----------------    ---------------
Cost of company restaurant sales:
     Food and beverage..................................         78,923             76,579             157,955             156,870
     Labor..............................................        102,119             97,424             203,251             195,610
     Direct and occupancy...............................         80,721             77,547             160,040             153,652
     Pre-opening expense................................            565              1,157               1,486               1,907
                                                          ---------------    ----------------    ----------------    ---------------
        Total cost of company restaurant sales..........        262,328            252,707             522,732             508,039
                                                          ---------------    ----------------    ----------------    ---------------
Cost of other franchise income..........................            370                281                 743               1,047
General and administrative expenses.....................         32,205             32,320              64,980              67,926
Amortization of intangible assets.......................            126                204                 254                 408
Impairment and other restaurant closure costs...........             69                 32               5,756               1,120
Loss on disposition of property and equipment...........            254                422                 624                 997
                                                          ---------------    ----------------    ----------------    ---------------
Operating earnings......................................         36,804             38,099              73,206              81,580
                                                          ---------------    ----------------    ----------------    ---------------
Other income (expense):
     Investment income (loss)...........................          1,172               (285)              2,007                 460
     Interest expense...................................         (2,119)            (2,985)             (4,725)             (5,539)
     Other income (expense).............................            (32)               101                 (92)                237
                                                          ---------------    ----------------    ----------------    ---------------
        Total other expense.............................           (979)            (3,169)             (2,810)             (4,842)
                                                          ---------------    ----------------    ----------------    ---------------
Earnings before income taxes and discontinued
  operations............................................         35,825             34,930              70,396              76,738
Income taxes............................................         11,232             12,170              23,130              26,236
                                                          ---------------    ----------------    ----------------    ---------------
Earnings before discontinued operations.................         24,593             22,760              47,266              50,502
Loss from discontinued operations, net of tax...........           (436)            (2,356)            (13,642)             (2,947)
                                                          ---------------    ----------------    ----------------    ---------------
Net earnings............................................   $     24,157       $     20,404        $     33,624        $     47,555
                                                          ===============    ================    ================    ===============
Basic net earnings per common share:
     Earnings before discontinued operations............   $       0.33       $       0.31        $       0.64        $       0.68
     Loss from discontinued operations, net of tax......          (0.01)             (0.03)              (0.18)              (0.04)
                                                          ---------------    ----------------    ----------------    ---------------
Basic net earnings per common share.....................   $       0.33       $       0.28        $       0.45        $       0.64
                                                          ===============    ================    ================    ===============
Diluted net earnings per common share:
     Earnings before discontinued operations............   $       0.33       $       0.30        $       0.63        $       0.67
     Loss from discontinued operations, net of tax......          (0.01)             (0.03)              (0.18)              (0.04)
                                                          ---------------    ----------------    ----------------    ---------------
Diluted net earnings per common share...................   $       0.32       $       0.27        $       0.45        $       0.63
                                                          ===============    ================    ================    ===============

Basic weighted average shares outstanding...............         74,104             74,112              74,029              74,113
                                                          ===============    ================    ================    ===============
Diluted weighted average shares outstanding.............         75,438             75,083              75,146              75,161
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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                                 (in thousands)


                                                      Common Stock       Additional                               Total
                                                   --------------------   Paid-In     Retained     Treasury   Stockholders'
                                                    Shares     Amount     Capital     Earnings      Stock        Equity
                                                   --------- ---------- ------------ ----------- ----------- ---------------
Balance, December 31, 2006 ......................   108,503   $ 1,085    $ 265,122    $ 774,884  $ (554,437)   $ 486,654

   Net earnings..................................       --       --           --         33,624        --         33,624
   Purchases of treasury stock...................       --       --           --           --          (999)        (999)
   Stock options exercised and related tax
     benefit.....................................       --       --          2,038         --         2,321        4,359
   Shares issued under employee benefit plans....       --       --          1,012         --           986        1,998
   Nonvested shares awarded under equity
     incentive plans.............................       --       --         (4,946)        --         4,946         --
   Stock-based compensation expense related
     to employee-based equity awards.............       --       --          7,681         --          --          7,681
   Cumulative impact of change in accounting for
     uncertainty in income taxes (Note 9)........       --       --           --         (1,550)       --         (1,550)
                                                  ---------- ---------- ------------ ----------- ----------- ---------------

Balance, July 1, 2007............................   108,503   $ 1,085    $ 270,907    $ 806,958  $ (547,183)   $ 531,767
                                                  ========== ========== ============ =========== =========== ===============



            See notes to condensed consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                      26 Weeks Ended
                                                                              --------------------------------
                                                                                 July 1,            June 25,
                                                                                  2007               2006
                                                                              -------------      -------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings.......................................................       $  33,624          $  47,555
      Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization...................................          33,989             31,577
         Amortization of intangible assets...............................             254                408
         Stock-based compensation........................................           7,681             11,412
         Other amortization..............................................             166                156
         Deferred income tax benefit.....................................          (2,086)            (1,046)
         Impairment and other restaurant closure costs...................          25,520              4,600
         Loss on disposition of property and equipment...................              36              1,007
         Income tax benefit from stock-based compensation................             409              1,403
      Changes in assets and liabilities, exclusive of effect of
       acquisition:
         Receivables.....................................................           6,558              1,357
         Inventories.....................................................             351              7,906
         Prepaid and other current assets................................          (3,585)            (7,262)
         Accounts payable................................................          (6,422)           (18,985)
         Accrued expenses and other current liabilities..................         (20,416)           (17,509)
         Loss reserve and unearned premiums related to
           captive insurance subsidiary..................................          (1,392)            (3,132)
         Income taxes....................................................         (14,204)             3,708
         Other non-current liabilities...................................           4,694              4,138
         Other...........................................................          (1,823)            (1,461)
                                                                              -------------      -------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES.......................          63,354             65,832
                                                                              -------------      -------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment................................         (41,979)           (59,976)
      Change in restricted assets related to captive insurance
       subsidiary........................................................           1,067              2,062
      Acquisition of restaurants.........................................             --              (8,040)
      Proceeds from sale of property and equipment.......................           4,784                242
                                                                              -------------      -------------
         NET CASH USED BY INVESTING ACTIVITIES...........................         (36,128)           (65,712)
                                                                              -------------      -------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
      Purchases of treasury stock........................................            (999)           (16,134)
      Dividends paid.....................................................         (16,299)           (14,840)
      Issuance of common stock upon exercise of stock options............           3,473              7,856
      Shares issued under employee benefit plans.........................           1,998              2,318
      Excess tax benefits from stock-based compensation..................             477              1,154
      Net debt proceeds (payments).......................................         (30,519)            13,382
                                                                              -------------      -------------
         NET CASH USED BY FINANCING ACTIVITIES...........................         (41,869)            (6,264)
                                                                              -------------      -------------
 NET DECREASE IN CASH AND CASH EQUIVALENTS...............................         (14,643)            (6,144)
 CASH AND CASH EQUIVALENTS, beginning of period..........................          22,309             13,040
                                                                              -------------      -------------
 CASH AND CASH EQUIVALENTS, end of period................................       $   7,666          $   6,896
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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                   (Unaudited)
                                 (in thousands)

                                                                                           26 Weeks Ended
                                                                                 ------------------------------------
                                                                                      July 1,            June 25,
                                                                                       2007                2006
                                                                                 ----------------    ----------------
SUPPLEMENTAL DISCLOSURES OF CASH
     FLOW INFORMATION:
     Cash paid during the 26 week period for:
       Income taxes........................................................         $    24,902         $    19,388
                                                                                 ================    ================
       Interest............................................................         $     4,620         $     5,616
                                                                                 ================    ================


SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

We issued nonvested shares with grant date fair values of $12,953,000 for the 26 weeks ended July 1, 2007 and nonvested shares of $2,447,000 for the 26 weeks ended June 25, 2006.

We have entered into a rabbi trust agreement to protect the assets of the nonqualified deferred compensation plan for certain of our associates. The plan investments are included in other assets and the offsetting obligation is included in other non-current liabilities in our consolidated balance sheets. We had a non-cash increase in this balance of $120,000 for the 26 weeks ended July 1, 2007 and a non-cash increase of $566,000 for the 26 weeks ended June 25, 2006.

We had property and equipment purchases accrued in accounts payable of approximately $9,700,000 and $11,600,000 as of July 1, 2007 and June 25, 2006,
respectively.


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

References to the 13 weeks ended July 1, 2007 and June 25, 2006 will be referred to as the "2007 quarter" and the "2006 quarter", respectively. References to the 26 weeks ended July 1, 2007 and June 25, 2006 will be referred to as the "2007 year-to-date period" and the "2006 year-to-date period", respectively.

As discussed in Note 5, we have presented the closure of 19 restaurants as discontinued operations in our condensed consolidated financial statements and have made certain conforming changes to prior periods.


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

Stock-based compensation expense was $4,346,000 and $5,247,000 for the 2007 quarter and the 2006 quarter, respectively, and $7,681,000 and $11,412,000 for the 2007 year-to-date period and the 2006 year-to-date period, respectively. We granted the following awards which vest on March 1, 2011:

                                                                                 2007
                                                              2007           Year-to-Date
                                                             Quarter            Period
                                                         ----------------  ----------------
Stock Options...........................................       2,000            79,000
Stock Appreciation Rights ("SARs")......................     111,000           212,000
Nonvested Shares(1).....................................     222,000           512,000
Restricted Stock Units..................................       7,000             7,000

------------
(1) The nonvested share grants include approximately 46,000 and 92,000 shares issued in the 2007 quarter and in the 2007 year-to-date period, respectively, to certain officers which are performance-based. The valuation for these nonvested shares is based upon a Monte Carlo simulation which better represents the characteristics of these grants. The ultimate number of shares of performance-based nonvested shares, if any, that will vest will be dependent upon our total shareholder return in relation to the total shareholder return of a select group of restaurant companies over a four-year period.


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

                                                                                             2007              2006
                                                            2007            2006         Year-to-Date      Year-to-Date
                                                          Quarter         Quarter           Period            Period
                                                      --------------- --------------- ----------------- -----------------
Earnings before discontinued operations.............   $  24,593       $  22,760       $   47,266        $   50,502
Loss from discontinued operations, net of tax.......        (436)         (2,356)         (13,642)           (2,947)
                                                      --------------- --------------- ----------------- -----------------
Net earnings........................................   $  24,157       $  20,404       $   33,624        $   47,555
                                                      =============== =============== ================= =================

Basic weighted average shares outstanding...........      74,104          74,112           74,029            74,113
Dilutive effect of stock options, SARs and other
     equity-based compensation......................       1,334             971            1,117             1,048
                                                      --------------- --------------- ----------------- -----------------
Diluted weighted average shares outstanding.........      75,438          75,083           75,146            75,161
                                                      =============== =============== ================= =================

Basic net earnings per common share:
   Earnings before discontinued operations..........   $    0.33       $    0.31       $     0.64        $     0.68
   Loss from discontinued operations, net of tax....       (0.01)          (0.03)           (0.18)            (0.04)
                                                      --------------- --------------- ----------------- -----------------
Basic net earnings per common share.................   $    0.33       $    0.28       $     0.45        $     0.64
                                                      =============== =============== ================= =================

Diluted net earnings per common share:
    Earnings before discontinued operations.........   $    0.33       $    0.30       $     0.63        $     0.67
    Loss from discontinued operations, net of tax...       (0.01)          (0.03)           (0.18)            (0.04)
                                                      --------------- --------------- ----------------- -----------------
Diluted net earnings per common shares..............   $    0.32       $    0.27       $     0.45        $     0.63
                                                      =============== =============== ================= =================

We excluded stock options and SARs with exercise prices greater than the average market price of our common stock for the applicable periods from the computation of diluted weighted average shares outstanding as the effect would be anti-dilutive. We excluded approximately 2,900,000 and 4,900,000 of these options and SARs from our diluted weighted average share computation for the 2007 quarter and the 2006 quarter, respectively, and approximately 4,100,000 and 5,000,000 of these options and SARs for the 2007 year-to-date period and 2006 year-to-date period, respectively.

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

5. Restaurant Closures and Impairments

In March 2007, we announced that the Board of Directors had approved management's recommendation to close 24 underperforming restaurants located in 11 states which we determined did not have the potential to deliver acceptable long-term returns on invested capital. We closed 19 restaurants in the first fiscal quarter of 2007 and four restaurants in the 2007 quarter, leaving one of the 24 underperforming restaurants still open.

We believe that four of the closed restaurants will have significant sales transfer to other existing restaurant locations and, therefore, are not presented as discontinued operations in our condensed consolidated financial statements as required by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The results of operations, impairment charges and lease obligations related to these four restaurants have been presented within operating earnings in the condensed consolidated statement of earnings.

In the 2007 quarter and 2007 year-to-date period, we have presented the results of operations for 19 of the closed restaurants as discontinued operations in our condensed consolidated financial statements as required by SFAS No. 144. In addition, we have presented the impairment charge and lease obligations for these restaurants in discontinued operations. Company restaurant sales for the restaurants presented in discontinued operations were $564,000 and $6,908,000 in the 2007 quarter and the 2006 quarter, respectively, and $7,298,000 and $14,135,000 in the 2007 year-to-date period and 2006 year-to-date period, respectively.

The charges in the 2007 quarter and the 2007 year-to-date period included the following (in thousands):

                                                                             2007 Quarter
                                                              ------------------------------------------
                                                                 Impairment and
                                                                Other Restaurant        Discontinued
                                                                 Closure Costs           Operations
                                                              --------------------  --------------------
Write-down of the carrying value of property and
    equipment and other assets...........................         $       --            $        66
Lease obligation for closed restaurants..................                  69                 1,374
Other costs..............................................                 --                     23
Loss from operations for discontinued operations.........                 --                    115
Gain on sale of property and equipment...................                 --                   (708)
Income tax benefit for discontinued operations...........                 --                   (434)
                                                              --------------------  --------------------
Total costs..............................................         $        69           $       436
                                                              ====================  ====================


                                                                       2007 Year-to-Date Period
                                                              ------------------------------------------
                                                                 Impairment and
                                                                Other Restaurant        Discontinued
                                                                 Closure Costs           Operations
                                                              --------------------  --------------------
Write-down of the carrying value of property and
    equipment and other assets...........................         $     3,243           $    11,915
Lease obligation for closed restaurants..................               2,511                 9,051
Other costs..............................................                   2                   311
Loss from operations for discontinued operations.........                 --                    614
Gain on sale of property and equipment...................                 --                   (708)
Income tax benefit for discontinued operations...........                 --                 (7,541)
                                                              --------------------  --------------------
Total costs..............................................         $     5,756           $    13,642
                                                              ====================  ====================

The current and non-current assets and liabilities of the 19 restaurants that are presented as discontinued operations in the condensed consolidated balance sheet are as follows (in thousands):

                                                                           July 1,             December 31,
                                                                            2007                   2006
                                                                     -------------------   --------------------
Current assets:
    Property and equipment, net(1)..............................         $      4,043          $        --
    Other assets, net(1)........................................                  562                   --
    Prepaid income taxes........................................                  330                 2,569
                                                                     -------------------   --------------------
Current assets related to discontinued operations...............         $      4,935          $      2,569
                                                                     ===================   ====================

Non-current assets:
    Deferred income taxes.......................................         $      2,558          $        --
    Property and equipment, net.................................                  --                 17,539
    Other assets, net...........................................                  --                  1,067
                                                                     -------------------   --------------------
Non-current assets related to discontinued operations...........         $      2,558          $     18,606
                                                                     ===================   ====================

Current liabilities:
   Accrued expenses and other current liabilities...............         $      1,022          $        --
                                                                     -------------------   --------------------
Current liabilities related to discontinued operations..........         $      1,022          $        --
                                                                     ===================   ====================

Non-current liabilities:
   Other non-current liabilities................................         $      6,576          $        --
   Deferred income taxes........................................                  --                    182
                                                                     -------------------   --------------------
Non-current liabilities related to discontinued operations......         $      6,576          $        182
                                                                     ===================   ====================

------------------
(1) In the first quarter of fiscal 2007, we began to actively market property and equipment and other assets. Consequently, we have classified these assets as held for sale.

We had the following activity in our liabilities related to all of the closed restaurants:

                                                         2007 Quarter               2007 Year-to-Date Period
                                               -------------------------------- ---------------------------------
                                                     Lease           Other            Lease            Other
                                                  Obligations        Costs         Obligations         Costs
                                               ---------------- --------------- ---------------- ----------------
Balance, at beginning of period.............    $     11,499     $       173     $        956     $        --
Additions...................................             244             --            11,478              173
Payments....................................          (1,116)            --            (1,807)             --
                                               ---------------- --------------- ---------------- ----------------
Balance, July 1, 2007.......................    $     10,627     $       173     $     10,627     $        173
                                               ================ =============== ================ ================


In the 2006 quarter, we recorded impairment and other restaurant closure costs of $3,000,000 for two restaurants that were not performing as expected. The impairment charge consisted of an asset impairment charge of approximately $1,900,000 related to the write-down of the carrying value of property and equipment and $1,100,000 related to the write-off of lease acquisition costs. We have presented approximately $3,000,000 of the impairment and other restaurant closure costs related to the 19 closed restaurants as discontinued operations in our condensed consolidated financial statements.

In the 2006 year-to-date period, we recorded impairment and other restaurant closure costs of $4,600,000 which includes $700,000 related to lease obligations, $2,800,000 related to the write-down of the carrying value of property and equipment and $1,100,000 related to the write-off of lease acquisition costs. We have presented approximately $3,500,000 of the impairment and other restaurant closure costs related to the 19 closed restaurants as discontinued operations in our condensed consolidated financial statements.

In assessing restaurants for impairment, we use current and historical operating results to estimate future cash flows on a restaurant by restaurant basis. Generally, the asset impairment charges for all periods presented were calculated by comparing the carrying value of the restaurants' assets to the estimated future cash flow projections. In addition, we calculated the impairment charges for the assets which we classified as held for sale in the first quarter of 2007 based upon the expected proceeds, net of any commission.

6. Assets Held for Sale

We classify assets as held for sale and cease amortizing the assets when there is a plan for disposal of assets and those assets meet the held for sale criteria as defined in SFAS No. 144. During 2006, we began to actively market our existing corporate headquarters and one of our two corporate aircraft under a plan approved by our Board of Directors, as well as other assets with immaterial carrying values. Consequently, these assets were classified as held for sale as of December 31, 2006. In 2007, we began to actively market the assets of four owned properties which were closed in the first fiscal quarter of 2007 as well as other miscellaneous items.

In February 2007, the corporate aircraft was sold for approximately $2,500,000 and we recognized an immaterial gain. In May 2007, we signed a contract to sell the current corporate headquarters for $9,200,000, net of commissions. We anticipate closing this transaction early in fiscal 2008.

In the 2007 quarter, we sold assets related to two restaurants closed in the first quarter of 2007 which have been presented as discontinued operations. The gain of approximately $700,000 has been included in our consolidated statement of earnings as discontinued operations in both periods.

7. Goodwill and Other Intangible Assets

Changes in goodwill are summarized below (in thousands):

                                                                              July 1,           December 31,
                                                                               2007                 2006
                                                                         -----------------   ------------------
      Carrying amount, beginning of the year...........................   $     138,950       $    138,443
      Goodwill acquired during the period..............................             --                 507
                                                                         -----------------   ------------------
      Carrying amount, end of the period...............................   $     138,950       $    138,950
                                                                         =================   ==================

Intangible assets subject to amortization pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets," are summarized below (in thousands):

                                                                     July 1, 2007
                                             --------------------------------------------------------------
                                               Gross Carrying         Accumulated            Net Book
                                                   Amount             Amortization             Value
                                             ------------------    ------------------    ------------------
Amortized intangible assets:
    Franchise interest and rights.......      $         6,371       $       6,259         $         112
    Lease acquisition costs.............                3,430                 773                 2,657
    Noncompete agreement................                  350                 242                   108
                                             ------------------    ------------------    ------------------
Total...................................      $        10,151       $       7,274         $       2,877
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

Intangible   assets  not  subject  to  amortization  are  summarized  below  (in thousands):

                                                                       July 1,              December 31,
                                                                        2007                    2006
                                                                ----------------------  --------------------
      Carrying amount, beginning of the year..................   $         3,278         $        3,138
      Nonamortizable intangible assets acquired
           during the period..................................               --                     140
                                                                ----------------------  --------------------
      Nonamortizable intangible assets amount,
           end of the period(1)...............................   $         3,278         $        3,278
                                                                ======================  ====================

------------------
(1) Nonamortizable intangible assets consist of $485,000 in reacquired franchise rights and $2,793,000 in tradenames.

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

8. Captive Insurance Subsidiary

In 2002, we formed Neighborhood Insurance, Inc., a Vermont corporation and a wholly-owned captive insurance subsidiary to provide Applebee's International, Inc. and qualified franchisees with workers' compensation and general liability insurance. Through 2005, Applebee's International, Inc. and covered franchisees made premium payments to the captive insurance company which pays administrative fees and insurance claims, subject to individual and aggregate maximum claim limits under the captive insurance company's reinsurance policies. Franchisee premium amounts billed by the captive insurance company were established based upon third-party actuarial estimates of settlement costs for incurred and anticipated claims and administrative fees. In 2006, we discontinued writing insurance coverage for new or existing participants. Cost of other franchise income includes costs related to the resolution of claims arising from franchisee participation in our captive insurance program. We do not expect franchisee participation in the captive insurance company to have a material impact on our net earnings. Our consolidated balance sheets include the following balances related to the captive insurance subsidiary:

     o Franchise premium receivables of approximately $200,000 and $400,000 as of July 1, 2007 and December 31, 2006, respectively, included in receivables.
     o Cash equivalent and other long-term investments restricted for the payment of claims of approximately $11,600,000 and $12,600,000 as of July 1, 2007 and December 31, 2006, respectively, included in restricted assets related to captive insurance subsidiary.
     o Loss reserve related to captive insurance subsidiary of approximately $9,300,000 and $12,600,000 as of July 1, 2007 and December 31, 2006,
          respectively. Approximately $4,600,000 and $6,500,000 for July 1, 2007 and December 31, 2006, respectively, is included in other non-current liabilities.

9. Accounting for Uncertainty in Income Taxes

On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes." As a result of the implementation of FIN No. 48, we recognized an increase of $1,550,000 in the liability for unrecognized tax benefits, which was accounted for as a reduction to our retained earnings balance as of the adoption date.

We file income tax returns which are periodically audited by various federal, state and foreign jurisdictions. With few exceptions, we are no longer subject to federal, state and foreign tax examinations for years prior to 2003.

As of July 1, 2007, we have approximately $7,500,000 of unrecognized tax benefits, including approximately $2,200,000 of interest and penalties, which are included in accrued income taxes in the consolidated balance sheet. During the period ended July 1, 2007, we recognized approximately $400,000 in potential interest and penalties associated with uncertain tax positions. The entire balance of unrecognized tax benefits, if recognized, would affect the effective tax rate.

We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statutes of limitations within 12 months of the report date.

10. Treasury Shares

As of July 1, 2007, we had approximately 33,604,000 shares held in treasury. A reconciliation of our treasury shares for the 2007 year-to-date period is provided below (shares in thousands):

                                                                  Treasury
                                                                   Shares
                                                               ---------------
    Balance as of December 31, 2006........................         34,393
    Purchases of treasury stock............................             42
    Stock options exercised................................           (230)
    Shares issued under employee benefit plans.............            (98)
    Nonvested shares awarded under equity incentive
        plans..............................................           (503)
                                                               ---------------
    Balance as of July 1, 2007.............................         33,604
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

Lease guarantees and contingencies: In connection with the sale of restaurants to franchisees and other parties, we have, in certain cases, remained contingently liable for the remaining lease payments. As of July 1, 2007, we have outstanding lease guarantees of approximately $14,400,000. In addition, we or our subsidiaries are contingently liable for various leases that we have assigned in connection with the sale of restaurants to franchisees and other parties in the potential amount of $11,500,000. These leases expire at various times with the final lease agreement expiring in 2018. The sale of virtually all of the restaurants involving these lease contingencies occurred prior to the effective date of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of
Indebtedness of Others" ("FIN 45") and, therefore, we were not required to record a liability for these guarantees following the prospective application guidance. The fair value of the few remaining lease guarantees entered into after the date of adoption are immaterial to our condensed consolidated financial statements, thus we did not record a liability related to these contingent lease liabilities as of July 1, 2007 or December 31, 2006.

Franchisee guarantees: In 2004, we arranged for a third-party financing company to provide up to $250,000,000 to qualified franchisees for loans to fund development of new restaurants through October 2007, subject to our approval. We will provide a limited guarantee of 10% of certain loans advanced under this program. We will be released from our guarantee if certain operating results are met after the restaurant has been open for at least two years. As of July 1, 2007, there were loans outstanding to five franchisees for approximately
$43,200,000, net of any guarantees in which we were released, under this program. The fair value of our guarantees under this financing program is approximately $100,000 and is recorded in non-current liabilities in our consolidated balance sheet as of July 1, 2007.

Severance agreements: We have severance and employment agreements with certain officers providing for severance payments to be made in the event the officer resigns or is terminated not related to a change in control, some of which require payments to be made only if we enforce certain terms in the agreements. If the severance payments had been due as of July 1, 2007, we would have been required to make payments totaling approximately $10,600,000. In addition, we have severance and employment agreements with certain officers which contain severance provisions related to a change in control. The agreements define the circumstances which will constitute a change in control. Those provisions would have required additional aggregate payments of approximately $6,600,000 if such officers had been terminated as of July 1, 2007.

12. Corporate Headquarters Incentives

During the 2007 quarter, we entered into a transaction with the City of Lenexa, Kansas ("City"), to lease the land, building and property and equipment for our new corporate headquarters ("the facility"). The transaction is designed to provide us with property tax exemptions for the facility of up to 90% after the effect of payments in lieu of taxes paid to the City.

In conjunction with the lease, the City will purchase the facility with the proceeds of up to $52 million in Industrial Revenue Bonds ("IRBs") due May 1, 2018 which will be funded periodically during the construction period. Applebee's International, Inc. is the sole purchaser of the IRBs. The City has assigned the lease to the bond trustee for the benefit of the bondholder. As the sole bondholder, in effect, we control the enforcement of the lease against ourselves. During the 2007 quarter, we have funded approximately $4,500,000 of the IRBs and have included this amount in property and equipment in our consolidated balance sheet. Due to the bargain purchase option contained within the lease, we have classified this amount as a capital lease. As a result of the right to offset, the capital lease obligation and the corresponding bond investments have been offset in the condensed consolidated balance sheet.

13. New Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This statement requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. The statement requires prospective application, and the recognition and disclosure requirements are effective for companies with fiscal years ending after December 15, 2006.
Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008. The impact of this adoption was not material to our consolidated financial statements and we are in compliance with the measurement date provisions of this statement.

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

14. Subsequent Event

On July 15, 2007, we entered into a definitive agreement under which IHOP Corp. ("IHOP") will acquire the outstanding stock of the Company for $25.50 per share in cash, representing a total transaction value of approximately $2.1 billion. The all-cash transaction, which is expected to close in the fourth quarter of 2007, is subject to the approval of Applebee's shareholders, customary closing conditions and regulatory approvals. This transaction represents the culmination of a comprehensive strategic alternatives process announced in February 2007, which was led by the Strategic Committee of our Board of Directors.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introductory Note

On July 15, 2007, we entered into a definitive agreement under which IHOP Corp. ("IHOP") will acquire the outstanding stock of the Company for $25.50 per share in cash, representing a total transaction value of approximately $2.1 billion. The all-cash transaction, which is expected to close in the fourth quarter of 2007, is subject to the approval of Applebee's shareholders, customary closing conditions and regulatory approvals. This transaction represents the culmination of a comprehensive strategic alternatives process announced in February 2007, which was led by the Strategic Committee of our Board of Directors.

Forward-Looking Statements

The statements contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section regarding restaurant development, comparable sales, revenue growth, restaurant margins, commodity costs, general and administrative expenses, capital expenditures, return on invested capital and financial commitments are forward-looking and based on current expectations. There are several risks and uncertainties that could cause actual results to differ materially from those described. These risks include, but are not limited to, our pending merger with IHOP, our ability and the ability of our franchisees to open and operate additional restaurants profitably and generate positive operating cash flows and return on invested capital, the impact of economic and demographic factors on consumer spending, maintaining and growing the value of the Applebee's brand, the impact of intense competition in the casual dining segment of the restaurant industry, the impact of future leverage on our operations, the failure to open the restaurants anticipated, the impact of increases in capital expenditure costs on future development, our ability to attract and retain qualified franchisees, and the impact of further penetration of restaurants in existing markets. For a more detailed discussion of the principal factors that could cause actual results to be materially different, you should read our risk factors in Item 1A of our 2006 Annual Report on Form 10-K. We disclaim any obligation to update forward-looking statements.

Additional Information and Where to Find It

In connection with the proposed transaction, IHOP Corp. and Applebee's International will be filing documents with the Securities and Exchange Commission (the "SEC"), and Applebee's intends to file a related preliminary and definitive proxy statement. Investors and security holders are urged to read the related preliminary and definitive proxy when it becomes available because it will contain important information about the proposed transaction. Investors and security holders may obtain free copies of these documents (when they are available) and other documents filed with the SEC at the SEC's web site at www.sec.gov. In addition, investors and security holders may obtain free copies of the documents filed with the SEC by IHOP Corp. by contacting IHOP Investor Relations at 818-240-6055. Investors and security holders may obtain free copies of the documents filed with the SEC by Applebee's by contacting Applebee's Investor Relations at 913-967-4000. In addition, you may also find information about the merger transaction at www.ihopapplebeesacquisition.com.

Applebee's and their directors and executive officers may be deemed participants in the solicitation of proxies from the stockholders of Applebee's in connection with the proposed transaction. Information regarding the special interests of these directors and executive officers in the proposed transaction will be included in the proxy statement of Applebee's described above. Additional information regarding the directors and executive officers of Applebee's is also included in Applebee's proxy statement for its 2007 Annual Meeting of
Stockholders, which was filed with the SEC on April 9, 2007, and the supplemental proxy statement filed on May 1, 2007. These documents are available free of charge at the SEC's web site at www.sec.gov and from Investor Relations at IHOP and Applebee's as described above.

General

We operate on a 52 or 53 week fiscal year ending on the last Sunday in December. Our fiscal years and fiscal periods are as follows:

                                                                              Number
          Fiscal Year                       Fiscal Year End                  of Weeks
--------------------------------       --------------------------        -----------------
             2006                          December 31, 2006                    53
             2007                          December 30, 2007                    52
             2008                          December 28, 2008                    52

            Fiscal                                                            Number
            Period                         Fiscal Period End                 of Weeks
--------------------------------       --------------------------        -----------------
         2006 Quarter                        June 25, 2006                      13
         2007 Quarter                         July 1, 2007                      13
   2006 Year-to-date period                  June 25, 2006                      26
   2007 Year-to-date period                   July 1, 2007                      26

Our operating revenues are generated from three sources:

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

Overview

Applebee's International, Inc. and our subsidiaries develop, franchise and operate casual dining restaurants under the name "Applebee's Neighborhood Grill & Bar(R)," which is the largest casual dining concept in the world with over 1,900 system-wide restaurants open as of July 1, 2007(1). The casual dining segment of the restaurant industry is highly competitive and there are many factors that affect our profitability. Our industry is susceptible to changes in economic conditions, trends in lifestyles, fluctuating costs, government regulation, availability of resources and consumer perceptions. When evaluating and assessing our financial performance, we believe there are five key factors:

o Development - the number of new company and franchise restaurants opened during the period. Our expansion strategy has been to cluster restaurants in targeted markets, thereby increasing consumer awareness and convenience, and enabling us to take advantage of operational, distribution and advertising efficiencies. We currently expect that the Applebee's system will ultimately encompass at least 3,000 restaurants in the United States, as well as the potential for at least 1,000 restaurants internationally. We and our franchisees opened 3 and 15 restaurants in the 2007 quarter, respectively, and opened 10 and 28 restaurants in the 2007 year-to-date period, respectively.

o Comparable restaurant sales - a year-over-year comparison of sales for restaurants open at least 18 months. Changes in comparable restaurant sales are driven by changes in the average guest check and/or changes in guest traffic. Average guest check changes result from menu price changes and/or changes in menu mix. The impact of menu price increases on company restaurant sales was approximately 2.6% and 2.7% during the 2007 quarter and 2007 year-to-date period, respectively. Although we may have changes in our average guest check from period to period, our main focus has been increasing guest traffic as we view this component to be more indicative of the long-term health of the Applebee's brand. We are constantly seeking to increase guest traffic by focusing on improving operations and enhancing our menu with new food and beverage offerings including the implementation of programs such as our new lunch menu initiated in February 2007. In the 2007 quarter, company comparable sales decreased 1.2%, while domestic franchise and domestic system-wide comparable sales decreased 0.8% and 0.9%, respectively. In the 2007 year-to-date period, company comparable sales decreased 2.9%, while domestic franchise and domestic system-wide comparable sales decreased 2.4% and 2.5%, respectively. We believe our sales and traffic have been negatively impacted by multiple factors. Lower income households, which represent a significant portion of our guests, have been impacted by higher energy costs and interest rates. The bar and grill category of the restaurant industry has been negatively impacted by increased trade-down to quick-service restaurants. In addition, the supply growth of units opened in the category in 2006 and 2005 has outpaced demand contributing to weaker sales trends.

o Company restaurant margins - company restaurant sales, less food and beverage, labor, direct and occupancy restaurant costs and pre-opening expenses, expressed as a percentage of company restaurant sales. Company restaurant margins are susceptible to fluctuations in commodity costs,

------------------
(1) Source: Nation's Restaurant News, "Special Report: Top 100," June 25, 2007.

     labor costs and other operating costs such as utilities. Company restaurant margins were 11.3% and 12.6% in the 2007 quarter and the 2006 quarter, respectively, and 12.0% and 13.9% in the 2007 year-to-date period and the 2006 year-to-date period, respectively.

o General and administrative expenses - general and administrative expenses expressed as a percentage of total operating revenues. General and administrative expenses were 9.7% and 10.0% in the 2007 quarter and the 2006 quarter, respectively, and 9.7% and 10.3% in the 2007 year-to-date period and the 2006 year-to-date period, respectively. Stock-based compensation included in general and administrative expenses was 1.3% and 1.5% in the 2007 quarter and the 2006 quarter, respectively, and 1.1% and 1.7% in the 2007 year-to-date period and the 2006 year-to-date period, respectively.

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

Stock-based compensation: We account for stock-based compensation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment." As required by SFAS No. 123(R), stock-based compensation is estimated for equity awards at fair value at the grant date. We determine the fair value of equity awards using a binomial model. The binomial model requires various highly judgmental assumptions including the expected life, stock price volatility and the forfeiture rate. If any of the assumptions used in the model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

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

In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes," which became effective for us beginning in 2007. FIN No. 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN No. 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. Our estimates of the tax benefit from uncertain tax positions may change in the future due to new developments in each matter.

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

Captive Insurance Subsidiary

In 2002, we formed Neighborhood Insurance, Inc., a Vermont corporation and a wholly-owned captive insurance subsidiary to provide Applebee's International, Inc. and qualified franchisees with workers' compensation and general liability insurance. Through 2005, Applebee's International, Inc. and covered franchisees made premium payments to the captive insurance company which pays administrative fees and insurance claims, subject to individual and aggregate maximum claim limits under the captive insurance company's reinsurance policies. Franchisee premium amounts billed by the captive insurance company were established based upon third-party actuarial estimates of settlement costs for incurred and anticipated claims and administrative fees. In 2006, we discontinued writing insurance coverage for new or existing participants. Cost of other franchise income includes costs related to the resolution of claims arising from franchisee participation in our captive insurance program. We do not expect franchisee participation in the captive insurance company to have a material impact on our net earnings. Our consolidated balance sheets include the following balances related to the captive insurance subsidiary:

     o Franchise premium receivables of approximately $200,000 and $400,000 as of July 1, 2007 and December 31, 2006, respectively, included in receivables.
     o Cash equivalent and other long-term investments restricted for the payment of claims of approximately $11,600,000 and $12,600,000 as of July 1, 2007 and December 31, 2006, respectively, included in restricted assets related to captive insurance subsidiary.
     o Loss reserve related to captive insurance subsidiary of approximately $9,300,000 and $12,600,000 as of July 1, 2007 and December 31, 2006,
          respectively. Approximately $4,600,000 and $6,500,000 for July 1, 2007 and December 31, 2006, respectively, is included in other non-current liabilities.

Results of Operations

The  following  table  contains   information   derived  from  our  consolidated
statements of earnings expressed as a percentage of total operating revenues, except where otherwise noted. Percentages may not add due to rounding.

                                                                                              2007          2006
                                                                   2007          2006      Year-to-Date  Year-to-Date
                                                                 Quarter       Quarter        Period        Period
                                                              -------------  ------------  ------------- -------------
Operating revenues:
     Company restaurant sales................................     89.0%          89.2%         88.9%         89.2%
     Franchise royalties and fees............................     10.9           10.6          11.0          10.6
     Other franchise income..................................      0.1            0.2           0.1           0.1
                                                              -------------  ------------  ------------- -------------
        Total operating revenues.............................    100.0%         100.0%        100.0%        100.0%
                                                              =============  ============  ============= =============
Cost of sales (as a percentage of company restaurant sales):
     Food and beverage.......................................     26.7%          26.5%         26.6%         26.6%
     Labor...................................................     34.5           33.7          34.2          33.2
     Direct and occupancy....................................     27.3           26.8          26.9          26.0
     Pre-opening expense.....................................      0.2            0.4           0.3           0.3
                                                              -------------  ------------  ------------- -------------
        Total cost of sales..................................     88.7%          87.4%         88.0%         86.1%
                                                              =============  ============  ============= =============
Cost of other franchise income (as a percentage of other
     franchise income).......................................    136.5%          52.1%        101.2%        106.4%
General and administrative expenses..........................      9.7           10.0           9.7          10.3
Amortization of intangible assets............................       --            0.1            --           0.1
Impairment and other restaurant closure costs................       --             --           0.9           0.2
Loss on disposition of property and equipment................      0.1            0.1           0.1           0.2
                                                              -------------  ------------  ------------- -------------
Operating earnings...........................................     11.1           11.8          11.0          12.3
                                                              -------------  ------------  ------------- -------------
Other income (expense):
     Investment income (loss)................................      0.4           (0.1)          0.3           0.1
     Interest expense........................................     (0.6)          (0.9)         (0.7)         (0.8)
     Other income............................................       --             --            --            --
                                                              -------------  ------------  ------------- -------------
        Total other expense..................................     (0.3)          (1.0)         (0.4)         (0.7)
                                                              -------------  ------------  ------------- -------------
Earnings before income taxes and discontinued
     operations..............................................     10.8           10.8          10.5          11.6
Income taxes.................................................      3.4            3.8           3.5           4.0
                                                              -------------  ------------  ------------- -------------
Earnings before discontinued operations......................      7.4            7.0           7.1           7.6
Loss from discontinued operations, net of tax................     (0.1)          (0.7)         (2.0)         (0.4)
                                                              -------------  ------------  ------------- -------------
Net earnings.................................................      7.3%           6.3%          5.0%          7.2%
                                                              =============  ============  ============= =============

The  following  table  sets  forth  certain  financial   information  and  other
restaurant data relating to company and franchise restaurants, as reported to us by franchisees:

                                                                                            2007             2006
                                                         2007             2006          Year-to-Date     Year-to-Date
                                                        Quarter          Quarter           Period           Period
                                                    --------------    -------------    --------------   --------------
Number of restaurants:
     Company:
         Beginning of period.....................          509               497              521              486
         Restaurant openings.....................            3                10               10               19
         Restaurant closings.....................           (4)               --              (23)              (2)
         Restaurants acquired from franchisees...           --                --               --                4
                                                    --------------    -------------    --------------   --------------
         End of period...........................          508               507              508              507
                                                    --------------    -------------    --------------   --------------
     Franchise:
         Beginning of period.....................        1,421             1,332            1,409            1,318
         Restaurant openings.....................           15                25               28               45
         Restaurant closings.....................           (1)               (4)              (2)              (6)
         Restaurants acquired by franchisor......           --                --               --               (4)
                                                    --------------    -------------    --------------   --------------
         End of period...........................        1,435             1,353            1,435            1,353
                                                    --------------    -------------    --------------   --------------
     Total:
         Beginning of period.....................        1,930             1,829            1,930            1,804
         Restaurant openings.....................           18                35               38               64
         Restaurant closings.....................           (5)               (4)             (25)              (8)
                                                    --------------    -------------    --------------   --------------
         End of period...........................        1,943             1,860            1,943            1,860
                                                    ==============    =============    ==============   ==============
Weighted average weekly sales per restaurant:
         Company(1)..............................    $  44,922         $  45,245        $  44,886        $  46,650
         Domestic franchise......................    $  49,217         $  50,127        $  50,037        $  51,863
         Domestic total..........................    $  48,033         $  48,736        $  48,597        $  50,383
Change in comparable restaurant sales:(2)
         Company(3)..............................         (1.2)%            (2.0)%           (2.9)%           (0.4)%
         Domestic franchise......................         (0.8)%            (1.7)%           (2.4)%            0.7 %
         Domestic total..........................         (0.9)%            (1.8)%           (2.5)%            0.4 %
Total operating revenues (in thousands):
         Company restaurant sales(4).............    $ 295,650         $ 289,220        $ 594,267        $ 589,892
         Franchise royalties and fees(5).........       36,235            34,306           73,294           70,241
         Other franchise income(6)...............          271               539              734              984
                                                    --------------    -------------    --------------   --------------
         Total...................................    $ 332,156         $ 324,065        $ 668,295        $ 661,117
                                                    ==============    =============    ==============   ==============

------------------
(1) Includes restaurants presented as discontinued operations. Excluding the restaurants presented as discontinued operations, company average weekly sales were $45,062 and $45,923 in the 2007 quarter and the 2006 quarter, respectively, and $45,288 and $47,366 in the 2007 year-to-date period and the 2006 year-to-date period, respectively.
(2) When computing comparable restaurant sales, restaurants open for at least 18 months are compared from period to period.
(3) Includes restaurants presented as discontinued operations. Excluding the restaurants presented as discontinued operations, company comparable restaurant sales were (1.2)% and (1.9)% in the 2007 quarter and the 2006 quarter, respectively, and (2.8)% and (0.3)% in the 2007 year-to-date period and the 2006 year-to-date period, respectively.
(4) Excludes restaurants presented as discontinued operations. Sales for these restaurants, in thousands, were $564 and $6,908 in the 2007 quarter and 2006 quarter, respectively, and $7,298 and $14,135 in the 2007 year-to-date period and the 2006 year-to-date period, respectively.
(5) Franchise royalties are generally 4% of each franchise restaurant's reported monthly gross sales. Reported unaudited franchise sales, in thousands, were $898,635 and $859,557 in the 2007 quarter and the 2006 quarter, respectively, and $1,815,943 and $1,764,201 in the 2007 year-to-date period and the 2006 year-to-date period, respectively. Franchise fees typically are $35,000 for each restaurant opened.
(6) Other franchise income includes revenue from information technology products and services provided to certain franchisees.

2007 Quarter Compared With 2006 Quarter and 2007 Year-to-Date Period Compared With 2006 Year-to-Date Period

Company Restaurant Sales. Total company restaurant sales increased $6,430,000 (2%) from $289,220,000 in the 2006 quarter to $295,650,000 in the 2007 quarter and increased $4,375,000 (1%) from $589,892,000 in the 2006 year-to-date period to $594,267,000 in the 2007 year-to-date period. The percentage increase in total company restaurant sales was due to an increase in the number of restaurant weeks open of approximately 4% in the 2007 quarter and 5% in the 2007 year-to-date period, which was partially offset by a decline in average weekly sales in both periods.

Comparable restaurant sales at company restaurants decreased by 1.2% and 2.9% in the 2007 quarter and the 2007 year-to-date period, respectively. Weighted average weekly sales at company restaurants decreased 0.7% from $45,245 in the 2006 quarter to $44,922 in the 2007 quarter and decreased 3.8% from $46,650 in the 2006 year-to-date period to $44,886 in the 2007 year-to-date period. The decrease in average weekly sales was due to a decline in guest traffic of 3.0% in the 2007 quarter and 4.2% in the 2007 year-to-date period, as well as the underperformance of restaurants open less than 18 months. The impact of menu price increases on company restaurant sales was approximately 2.6% and 2.7% during the 2007 quarter and 2007 year-to-date period, respectively.

Franchise Royalties and Fees. Franchise royalties and fees increased $1,929,000 (6%) from $34,306,000 in the 2006 quarter to $36,235,000 in the 2007 quarter and increased $3,053,000 (4%) from $70,241,000 in the 2006 year-to-date period to $73,294,000 in the 2007 year-to-date period due primarily to the increased number of franchise restaurants operating during both periods as compared to the prior year. Domestic franchise weighted average weekly sales and comparable restaurant sales decreased 1.8% and 0.8%, respectively, in the 2007 quarter and decreased by 3.5% and 2.4%, respectively, in the 2007 year-to-date period.

Cost of Company Restaurant Sales. Food and beverage costs increased from 26.5% in the 2006 quarter to 26.7% in the 2007 quarter and were 26.6% in both the 2006 year-to-date period and the 2007 year-to-date period. Food and beverage costs were impacted in both periods by a shift in menu mix and higher food costs related to our menu promotions which was offset by menu price increases of approximately 2.6% in the 2007 quarter and 2.7% in the 2007 year-to-date period. We currently expect net commodity costs to increase by approximately 1% in 2007.

Labor costs increased from 33.7% in the 2006 quarter to 34.5% in the 2007 quarter and increased from 33.2% in the 2006 year-to-date period to 34.2% in the 2007 year-to-date period due primarily to higher restaurant management salaries and hourly wage rates including the impact of state minimum wage rate increases, which were partially offset by lower group insurance expense. In addition, the 2007 quarter was impacted by higher restaurant management incentive compensation. We currently expect labor costs to continue to be negatively impacted by recently enacted state hourly minimum wage increases in 2007.

Direct and occupancy costs increased from 26.8% in the 2006 quarter to 27.3% in the 2007 quarter and increased from 26.0% in the 2006 year-to-date period to 26.9% in the 2007 year-to-date period due primarily to lower sales volumes at company restaurants which resulted in unfavorable year-over-year comparisons for depreciation and rent, as a percentage of sales, due to their relatively fixed nature, which was partially offset by lower advertising expenses, as a percentage of sales. In addition, the 2007 year-to-date period was unfavorably impacted by higher utilities and repairs and maintenance expense.

General and Administrative Expenses. General and administrative expenses decreased from 10.0% in the 2006 quarter to 9.7% in the 2007 quarter and decreased from 10.3% in the 2006 year-to-date period to 9.7% in the 2007 year-to-date period due primarily to lower stock-based compensation which decreased $800,000 in the 2007 quarter and $3,500,000 in the 2007 year-to-date period. In addition, the decrease in both periods was due to an increase in the return on investments in our deferred compensation plan investments. The decrease was partially offset by expenses related to the exploration of strategic alternatives for enhancing shareholder value, as well as expenses related to a proxy contest, which was resolved in the 2007 quarter of approximately $2,400,000 in the 2007 quarter and approximately $3,600,000 in the 2007 year-to-date period.

Impairment and Other Restaurant Closure Costs. Impairment and other restaurant closure costs increased from $32,000 in the 2006 quarter to $69,000 in the 2007 quarter and increased from $1,120,000 in the 2006 year-to-date period to $5,756,000 in the 2007 year-to-date period. The increase in the 2007 year-to-date period was due to the decision to close 24 underperforming restaurants as discussed below.

In March 2007, we announced that the Board of Directors had approved management's recommendation to close 24 underperforming restaurants located in 11 states which we determined did not have the potential to deliver acceptable long-term returns on invested capital. We closed 19 restaurants in the first fiscal quarter of 2007 and four restaurants in the 2007 quarter, leaving one of the 24 underperforming restaurants still open.

Investment Income (Loss). Investment income (loss) increased from a loss of $285,000 in the 2006 quarter to income of $1,172,000 in the 2007 quarter and increased from income of $460,000 in the 2006 year-to-date period to $2,007,000 in the 2007 year-to-date period due to an increase in the return on investments in our deferred compensation plan investments.

Interest Expense. Interest expense decreased from $2,985,000 in the 2006 quarter to $2,119,000 in the 2007 quarter and from $5,539,000 in the 2006 year-to-date period to $4,725,000 in the 2007 year-to-date period due to a decrease in the amount of borrowings outstanding under our revolving credit facility.

Income Taxes. The effective income tax rate, as a percentage of earnings before income taxes, decreased from 34.8% in the 2006 quarter to 31.4% in the 2007 quarter and decreased from 34.2% in the 2006 year-to-date period to 32.9% in the 2007 year-to-date period due to the impact of discontinued operations and the impact of higher tax credits related to the construction of our new corporate headquarters.

Earnings before Discontinued Operations. Net earnings before discontinued operations increased $1,833,000 (8%) from $22,760,000 in the 2006 quarter to $24,593,000 in the 2007 quarter and decreased $3,236,000 (6%) from $50,502,000 in the 2006 year-to-date period to $47,266,000 in the 2007 year-to-date period. The decrease in the 2007 year-to-date period was due primarily to impairment and other restaurant closure costs of approximately $5,800,000 incurred in the 2007 year-to-date period related to the decision to close 24 restaurants.

Loss from Discontinued Operations, Net of Tax. The loss from discontinued operations decreased $1,920,000 from a loss of $2,356,000 in the 2006 quarter to a loss of $436,000 in the 2007 quarter and increased $10,695,000 from a loss of $2,947,000 in the 2006 year-to-date period to a loss of $13,642,000 in the 2007 year-to-date period. Both 2007 periods were impacted by a gain of $700,000 resulting from the sale of two restaurants presented as discontinued operations. The 2007 year-to-date period was also impacted by a write-down of the carrying value of property and equipment and other assets of approximately $11,900,000, lease obligations for closed restaurants and other costs of approximately $9,400,000, loss from restaurant operations of approximately $600,000 and a gain on the sale of property and equipment of approximately $700,000 (approximately $13,600,000 net of tax for all items) which are related to the 19 restaurants presented as discontinued operations.

Net Earnings. Net earnings increased $3,753,000 (18%) from $20,404,000 in the 2006 quarter to $24,157,000 in the 2007 quarter and decreased $13,931,000 (29%)
from $47,555,000 in the 2006 year-to-date period to $33,624,000 in the 2007 year-to-date period. The decrease in the 2006 year-to-date period was due primarily to discontinued operations of approximately $13,600,000, net of tax, and impairment and other restaurant closure costs of approximately $5,800,000 incurred related to the decision to close 24 restaurants.

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

Cash flows from our operating activities primarily include the net cash generated from company and franchise operations and management of credit from trade suppliers. Cash flows provided or used by investing activities include capital expenditures for restaurant construction, refurbishment, information technology, acquisitions of franchise restaurants, sale-leaseback transactions and asset sales. Cash flows provided or used by financing activities include borrowings and repayments of debt, repurchases of our common stock, dividends to shareholders and the cash received from the exercise of employee stock options. The following table presents a summary of our cash flows for the 2007 year-to-date period and the 2006 year-to-date period (in thousands):

                                                          2007                2006
                                                      Year-to-Date        Year-to-Date
                                                         Period              Period
                                                   ------------------- ------------------
Net cash provided by operating activities.......... $     63,354        $     65,832
Net cash used by investing activities..............      (36,128)            (65,712)
Net cash used by financing activities..............      (41,869)             (6,264)
                                                   ------------------- ------------------
Net decrease in cash and cash equivalents.......... $    (14,643)       $     (6,144)
                                                   =================== ==================

Capital expenditures were $41,979,000 in the 2007 year-to-date period and $59,976,000 in the 2006 year-to-date period.

Excluding costs related to the construction of our new corporate headquarters, capital expenditures are expected to be between $60,000,000 and $70,000,000 in 2007 and will primarily be for the development of new restaurants, refurbishment and capital replacement for existing restaurants and the enhancement of information systems. Costs for the new corporate headquarters are expected to be approximately $30,000,000 in 2007. We intend to enter into a sale-leaseback transaction  with  respect  to the  new  headquarters  upon  its  completion  or thereafter, depending upon market conditions. We currently expect to open between 12 and 15 company restaurants in 2007. We expect to continue to purchase a portion of our restaurant sites; however the amount of actual capital expenditures will be dependent upon, among other things, the proportion of leased versus owned properties. If we construct more or fewer restaurants than we currently anticipate, or acquire additional restaurants, our capital requirements will increase or decrease accordingly.

In January 2006, we completed the acquisition of four Applebee's restaurants in the Houston area for approximately $8,100,000 in cash.

In December 2006, we entered into a five-year revolving credit facility. The terms of the bank credit agreement provide for $400,000,000 in unsecured revolving credit as well as an additional $200,000,000 of revolving credit upon satisfaction of the conditions set forth in the credit facility. The facility is subject to various covenants and restrictions which, among other things, require the maintenance of stipulated fixed charge and leverage ratios, as defined. There is no limit on cash dividends or repurchases of our common stock provided the declaration and payment of such dividend or repurchase of stock does not cause a default of any other covenant contained in the agreement. The facility is subject to other standard terms, conditions, covenants and fees. As of July 1, 2007, we were in compliance with the covenants contained in our credit agreement. We had borrowings of $139,600,000, standby letters of credit of approximately $20,300,000 outstanding and approximately $240,100,000 available under our revolving credit facility as of July 1, 2007.

In November 2006, with approximately $100,000,000 of a previous authorization remaining, our Board of Directors authorized additional repurchases of our common stock of up to $150,000,000, subject to market conditions, for a total of approximately $250,000,000 in authorized repurchases. During the 2007 year-to-date period, we repurchased 42,000 shares of our common stock at an average price of $23.93 for an aggregate cost of approximately $1,000,000. As of July 1, 2007, we had approximately $239,400,000 remaining under our repurchase authorizations.

In December 2006, the Board of Directors declared an annual dividend of $0.22 per share payable to shareholders of record on December 22, 2006. We paid approximately $16,300,000 in January 2007 related to this dividend.

We are precluded from stock repurchases and the payment of any dividends under the terms of the agreement with IHOP.

As of July 1, 2007, our liquid assets totaled $7,964,000. These assets consisted of cash and cash equivalents in the amount of $7,666,000 and short-term investments in the amount of $298,000.

Historically, we operate with working capital deficits as we carry low levels of accounts receivable and most of our revenues are received in cash or credit cards at the time of sale. We have used this cash to purchase property and equipment, repurchase our common stock and pay down long-term debt, all of which are non-current in nature. The working capital deficit decreased from
$81,626,000  as of December  31, 2006 to  $41,713,000  as of July 1, 2007.  This
decrease resulted primarily from a combination of factors which included decreases in receivables and accrued dividends, an increase in accounts payable, payments on debt, the reclassification of certain property and equipment to assets held for sale, and higher redemption of gift cards as compared to the sales of gift cards.

We believe that our liquid assets and cash generated from operations, combined with available borrowings, will provide sufficient funds for operating activities, capital expenditures, currently approved repurchases of our common stock and the payment of dividends for at least the next 12 months and thereafter for the foreseeable future.

The following table shows our debt amortization schedule, future capital lease commitments (including principal and interest payments), future operating lease commitments and future purchase obligations as of July 1, 2007 (in thousands):

                                                                          Payments due by period
                                                   ---------------------------------------------------------------------
                        Certain                                    Less than 1       1-3          3-5       More than 5
              Contractual Obligations(1)               Total          year          years        years         years
      -------------------------------------------- -------------  ------------- ------------- ------------ -------------
      Long-term Debt (excluding capital
         lease obligations) ((2))................   $  140,835     $   1,641     $      95     $ 138,113    $     986
      Capital Lease Obligations..................        7,132           836         1,761         1,792        2,743
      Operating Leases (3).......................      408,967        30,571        59,976        58,811      259,609
      Purchase Obligations - Company(4)..........      130,021       104,278        25,743           --           --
      Purchase Obligations - Franchise(5)........      307,981       235,262        72,719           --           --

------------------
(1) This amount excludes approximately $7,500,000 of unrecognized tax benefits due to the uncertainty related to the timing of any payments.
(2) The amounts for long-term debt are primarily borrowings under our revolving credit facility and exclude interest payments which are variable in nature.
(3) The amounts for operating leases include option periods where failure to exercise such options would result in an economic penalty such that the renewal appears reasonably assured.
(4) The amounts for company purchase obligations include commitments for food items, energy, supplies, and other miscellaneous commitments.
(5) The amounts for franchise purchase obligations include commitments for food items and supplies made by us for our franchisees. We contract with certain suppliers to ensure competitive pricing. These amounts will only be payable by us if our franchisees do not meet certain minimum contractual requirements.

Other Contractual Obligations

In June 2007, we entered into a capital lease with the City of Lenexa, Kansas in association with the development of our new corporate headquarters. At July 1, 2007, our lease obligation is $4,500,000. In accordance with Financial Accounting Standards Board ("FASB") Interpretation Number 39, "Offsetting of Amounts Related to Certain Contracts" ("FIN 39"), our lease obligation has been offset against $4,500,000 of related industrial revenue bonds issued by the City of Lenexa, Kansas and purchased by us.

In connection with the sale of restaurants to franchisees and other parties, we have, in certain cases, remained contingently liable for the remaining lease payments. As of July 1, 2007, we have outstanding lease guarantees of approximately $14,400,000. In addition, we or our subsidiaries are contingently liable for various leases that we have assigned in connection with the sale of restaurants to franchisees and other parties in the potential amount of $11,500,000. These leases expire at various times with the final lease agreement expiring in 2018. The sale of virtually all of the restaurants involving these lease contingencies occurred prior to the effective date of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45") and, therefore, we were not required to record a liability for these guarantees following the prospective application guidance. The fair value of the few remaining lease guarantees entered into after the date of adoption are immaterial to our consolidated financial statements, thus we did not record a liability related to these contingent lease liabilities as of July 1, 2007 or December 31, 2006.

In 2004, we arranged for a third-party financing company to provide up to $250,000,000 to qualified franchisees for loans to fund development of new restaurants through October 2007, subject to our approval. We will provide a limited guarantee of 10% of certain loans advanced under this program. We will be released from our guarantee if certain operating results are met after the restaurant has been open for at least two years. As of July 1, 2007, there were loans outstanding to five franchisees for approximately $43,200,000, net of any guarantees in which we were released, under this program. The fair value of our guarantees under this financing program is approximately $100,000 and is recorded in non-current liabilities in our consolidated balance sheet as of July 1, 2007.

We have severance and employment agreements with certain officers providing for severance payments to be made in the event the officer resigns or is terminated not related to a change in control, some of which require payments to be made only if we enforce certain terms in the agreements. If the severance payments had been due as of July 1, 2007, we would have been required to make payments totaling approximately $10,600,000. In addition, we have severance and employment agreements with certain officers which contain severance provisions related to a change in control. The agreements define the circumstances which will constitute a change in control. Those provisions would have required additional aggregate payments of approximately $6,600,000 if such officers had been terminated as of July 1, 2007.

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

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This statement requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. The statement requires prospective application, and the recognition and disclosure requirements are effective for companies with fiscal years ending after December 15, 2006.
Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008. The impact of this adoption was not material to our consolidated financial statements and we are in compliance with the measurement date provisions of this statement.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from fluctuations in interest rates and changes in commodity prices. Our revolving credit facility bears interest at either the bank's prime rate or LIBOR plus 0.45%, at our option. As of July 1, 2007, the total amount of debt subject to interest rate fluctuations was $139,600,000, which was outstanding on our revolving credit facility. A 1% change in interest rates would result in an increase or decrease in interest expense of approximately $1,400,000 per year. We may from time to time enter into interest rate swap agreements to manage the impact of interest rate changes on our earnings. A substantial portion of the food products and utilities we purchase are subject to price volatility due to factors that are outside of our control such as weather, seasonality and fuel costs. As part of our strategy to moderate this volatility, we have entered into fixed price purchase commitments.

Item 4.       Controls and Procedures

As of July 1, 2007, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective.

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

Item 1A.      Risk Factors

There have been no material changes in our risk factors except as described below from those disclosed in our 2006 Annual Report on Form 10-K.

Our stock price may be negatively impacted if our merger with IHOP is not completed.

The trading price of our stock may be adversely affected if our proposed merger with IHOP is not completed.

Our future leverage could have an effect on our operations.

If the definitive agreement described in Note 14 to our condensed consolidated financial statements is not approved by our shareholders or the transaction is not completed for any other reason, we may pursue other transactions which could increase our level of debt. Increased leverage and debt service obligations could have the following consequences:

     o We may be more vulnerable in the event of deterioration in our business, in the restaurant industry or in the economy generally. In addition, we may be limited in our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.
     o We may be required to dedicate a substantial portion of our cash flow to the payment of interest or principal on our indebtedness, which could reduce the amount of funds available for operations and thus place us at a competitive disadvantage as compared with competitors that are less highly leveraged.
     o From time to time, we may engage in various capital markets, bank credit and other financing activities to meet our cash requirements. We may have difficulty obtaining additional financing at economically acceptable interest rates.
     o    Our new  revolving  credit  facility  contains,  and any  future  debt obligations may contain, certain negative covenants including limitations on liens, consolidations and mergers, indebtedness, capital expenditures, asset dispositions, sale-leaseback transactions, dividends and stock repurchases.
     o We may not be able to refinance the debt in the future at favorable terms when it expires. Interest rate changes in the future may impact our ability to refinance our debt.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities.

                                        Purchases of Equity Securities(1)
-------------------------------------------------------------------------------------------------------------------
                                          (a)         (b)                (c)                       (d)
---------------------------------- -------------- ----------- ------------------------- ---------------------------
                                                                                         Maximum Dollar Value of
                                                    Average     Total Number of Shares    Shares that May Yet Be
                                    Total Number     Price       Purchased as Part of    Purchased Under the Plans
                                     of Shares      Paid Per      Publicly Announced           or Programs
             Period                  Purchased       Share         Plans or Programs          (in thousands)
---------------------------------- -------------- ----------- ------------------------- ---------------------------
April 2, 2007 through
April 29, 2007                           --            --                  --                     $239,446
---------------------------------- -------------- ----------- ------------------------- ---------------------------
April 30, 2007 through
May 27, 2007                             --            --                  --                     $239,446
---------------------------------- -------------- ----------- ------------------------- ---------------------------
May 28, 2007 through
July 1, 2007                             --            --                  --                     $239,446
---------------------------------- -------------- ----------- ------------------------- ---------------------------
             Total                       --                                --
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


Item 4.       Submission of Matters to a Vote of Security Holders


Our Annual Meeting of Stockholders was held on May 25, 2007. The stockholders voted on the following matters:

      Proposal I.         Election of six directors.
      Proposal II.        Approve the Amendment to the Applebee's International,
                          Inc. Employee Stock Purchase Plan.
      Proposal III.       Ratify  the  selection of Deloitte & Touche LLP as our
                          independent registered public accounting firm for the 2007 fiscal year.

The results of the voting were as follows:

                                       Affirmative              Withheld                                      Broker
            Proposal                      Votes                   Votes               Abstentions            Non-Votes
--------------------------------    -----------------     --------------------     -----------------     -----------------
I (Richard C. Breeden)                 66,640,804              1,801,555                  --                    --
I (Laurence E. Harris)                 66,479,346              1,963,013                  --                    --
I (Jack P. Helms)                      65,497,188              2,945,171                  --                    --
I (Lloyd L. Hill)                      66,377,199              2,065,160                  --                    --
I (Burton M. Sack)                     65,866,120              2,556,239                  --                    --
I (Michael A. Volkema)                 67,082,045              1,360,314                  --                    --
II                                     54,386,635                658,276               1,528,903            11,868,545
III                                    67,385,834              1,022,990                  33,535                --


All directors were elected under Proposal I and Proposals II and III received the required affirmative votes and were adopted by the stockholders.

Information concerning the settlement of our proxy contest with Breeden Partners, L.P. is contained in the supplement to our proxy statement for the Annual Meeting filed with the SEC on May 1, 2007, and is incorporated by reference herein.

Item 6.       Exhibits

The Exhibits listed on the accompanying Exhibit Index are filed as part of this report.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             APPLEBEE'S INTERNATIONAL, INC.
                             (Registrant)



Date: August 1, 2007         By:  /s/    David L. Goebel
     -----------------          ------------------------------------------------
                                 David L. Goebel
                                 Director, President and Chief Executive Officer (principal executive officer)

Date: August 1, 2007         By:  /s/    Steven K. Lumpkin
     -----------------          ------------------------------------------------
                                 Steven K. Lumpkin
                                 Director, Executive Vice President,
                                 Chief Financial and Strategy Officer
                                 (principal financial officer)

Date: August 1, 2007         By:  /s/    Beverly O. Elving
     -----------------          ------------------------------------------------
                                 Beverly O. Elving
                                 Vice President and Controller
                                 (principal accounting officer)

                         APPLEBEE'S INTERNATIONAL, INC.
                                  EXHIBIT INDEX


  Exhibit
  Number                           Description of Exhibit
------------   -----------------------------------------------------------------
    2.1        Agreement and Plan  of  Merger dated  July 15, 2007,  among  IHOP
               Corp., CHLH Corp. and Applebee's International, Inc.(incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K filed
               July 18, 2007).

   10.1        Seventh Amendment to the Employee Stock Purchase Plan.

   10.2        Applebee's   International,  Inc.   President  of   International
               Division 3-Year Bonus Plan.

   31.1        Certification  of  Chief  Executive Officer  Pursuant to SEC Rule
               13a-14(a).

   31.2        Certification  of Chief  Financial  Officer Pursuant  to SEC Rule
               13a-14(a).

   32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.