Form 10-Q
period 2007-09-30
APPLEBEES INTERNATIONAL INC
filed 2007-10-29
CIK 853665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 2007
                               -------------------------------------------------

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

                   Yes       X               No
                        -----------              -----------

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer  X     Accelerated filer      Non-accelerated filer
                       -----                    -----                      -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

                   Yes                       No      X
                       -----------              -----------

The number of shares of the registrant's common stock outstanding as of October 26, 2007 was 75,194,176.

                         APPLEBEE'S INTERNATIONAL, INC.
                                    FORM 10-Q
                     FISCAL QUARTER ENDED SEPTEMBER 30, 2007
                                      INDEX


PART I              FINANCIAL INFORMATION                                                                      Page
Item 1.             Condensed Consolidated Financial Statements (Unaudited):

                    Consolidated Balance Sheets as of September 30, 2007
                       and December 31, 2006................................................................      3

                    Consolidated Statements of Earnings for the 13 Weeks
                       and 39 Weeks Ended September 30, 2007 and September 24, 2006.........................      4

                    Consolidated Statement of Stockholders' Equity for the
                       39 Weeks Ended September 30, 2007....................................................      5

                    Consolidated Statements of Cash Flows for the 39 Weeks
                       Ended September 30, 2007 and September 24, 2006......................................      6

                    Notes to Condensed Consolidated Financial Statements....................................      8

Item 2.             Management's Discussion and Analysis of
                       Financial Condition and Results of Operations........................................     19

Item 3.             Quantitative and Qualitative Disclosures About Market Risk..............................     33

Item 4.             Controls and Procedures.................................................................     33


PART II             OTHER INFORMATION

Item 1.             Legal Proceedings.......................................................................     34

Item 1A.            Risk Factors............................................................................     34

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds.............................     35

Item 6.             Exhibits................................................................................     36

Signatures .................................................................................................     37

Exhibit Index...............................................................................................     38

                          PART I. FINANCIAL INFORMATION

Item 1.       Condensed Consolidated Financial Statements

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      (in thousands, except share amounts)


                                                                                      September 30,      December 31,
                                                                                          2007              2006
                                                                                     ---------------    --------------
                                                       ASSETS
Current assets:
     Cash and cash equivalents..................................................      $   18,912         $   22,309
     Short-term investments, at market value....................................             299                293
     Receivables, less allowance of $677 in 2007 and $917 in 2006...............          39,754             48,224
     Inventories................................................................          10,912             11,524
     Prepaid income taxes.......................................................           4,736                 55
     Prepaid and other current assets...........................................          19,192             15,255
     Assets held for sale.......................................................           5,273              7,633
     Current assets related to discontinued operations..........................           4,935              1,630
                                                                                     --------------     --------------
        Total current assets....................................................         104,013            106,923
Property and equipment, net.....................................................         631,243            618,492
Goodwill........................................................................         138,950            138,950
Restricted assets related to captive insurance subsidiary.......................          10,755             13,356
Other intangible assets, net....................................................           6,028              6,408
Other assets, net...............................................................          36,881             34,351
Non-current assets related to discontinued operations...........................           2,558             19,705
                                                                                     --------------     --------------
                                                                                      $  930,428         $  938,185
                                                                                     ==============     ==============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt..........................................      $      310         $      265
     Accounts payable...........................................................          49,720             43,235
     Accrued expenses and other current liabilities.............................          96,348            113,641
     Loss reserve related to captive insurance subsidiary.......................           4,940              6,094
     Accrued dividends..........................................................             --              16,299
     Accrued income taxes.......................................................             --               9,015
     Current liabilities related to discontinued operations.....................           1,162                --
                                                                                     --------------     --------------
        Total current liabilities...............................................         152,480            188,549
                                                                                     --------------     --------------
Non-current liabilities:
     Long-term debt, less current portion.......................................         122,697            174,920
     Deferred income taxes......................................................          25,134             26,225
     Other non-current liabilities..............................................          70,185             61,837
     Non-current liabilities related to discontinued operations.................           6,367                --
                                                                                     --------------     --------------
        Total non-current liabilities...........................................         224,383            262,982
                                                                                     --------------     --------------
        Total liabilities.......................................................         376,863            451,531
                                                                                     --------------     --------------
Commitments and contingencies (Note 11)
Stockholders' equity:
     Preferred stock - par value $0.01 per share:
        authorized - 1,000,000 shares; no shares issued.........................             --                 --
     Common stock - par value $0.01 per share:
        authorized - 125,000,000 shares; issued - 108,503,243 shares............           1,085              1,085
     Additional paid-in capital.................................................         274,412            265,122
     Retained earnings..........................................................         822,722            774,884
                                                                                     --------------     --------------
                                                                                       1,098,219          1,041,091
     Treasury stock - 33,343,536 shares in 2007 and 34,393,331 shares
        in 2006, at cost........................................................        (544,654)          (554,437)
                                                                                     --------------     --------------
        Total stockholders' equity..............................................         553,565            486,654
                                                                                     --------------     --------------
                                                                                      $  930,428         $  938,185
                                                                                     ==============     ==============

           See notes to condensed consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                                     13 Weeks Ended                        39 Weeks Ended
                                                          -----------------------------------    -----------------------------------
                                                            September 30,      September 24,       September 30,      September 24,
                                                                2007               2006                2007               2006
                                                          ----------------   ----------------    ----------------    ---------------
Operating revenues:
     Company restaurant sales...........................   $     288,861      $    280,480        $    883,128        $    870,372
     Franchise royalties and fees.......................          34,357            33,340             107,651             103,581
     Other franchise income.............................             475               371               1,209               1,355
                                                           ---------------   ----------------    ----------------    ---------------
        Total operating revenues........................         323,693           314,191             991,988             975,308
                                                           ---------------   ----------------    ----------------    ---------------
Cost of company restaurant sales:
     Food and beverage..................................          77,093            74,856             235,048             231,726
     Labor..............................................         101,951            96,353             305,202             291,963
     Direct and occupancy...............................          83,262            77,296             243,302             230,948
     Pre-opening expense................................             214             1,115               1,700               3,022
                                                           ---------------   ----------------    ----------------    ---------------
        Total cost of company restaurant sales..........         262,520           249,620             785,252             757,659
                                                           ---------------   ----------------    ----------------    ---------------
Cost of other franchise income..........................             357               694               1,100               1,741
General and administrative expenses.....................          35,566            35,601             100,546             103,527
Amortization of intangible assets.......................             128               154                 382                 562
Impairment and other restaurant closure costs...........              74             1,296               5,830               2,416
Loss on disposition of property and equipment...........             655               680               1,279               1,677
                                                           ---------------   ----------------    ----------------    ---------------
Operating earnings......................................          24,393            26,146              97,599             107,726
                                                           ---------------   ----------------    ----------------    ---------------
Other income (expense):
     Investment income..................................             746               885               2,753               1,345
     Interest expense...................................          (1,945)           (2,970)             (6,670)             (8,509)
     Other income (expense).............................             (66)              301                (158)                538
                                                           ---------------   ----------------    ----------------    ---------------
        Total other expense.............................          (1,265)           (1,784)             (4,075)             (6,626)
                                                           ---------------   ----------------    ----------------    ---------------
Earnings from continuing operations before income
     taxes..............................................          23,128            24,362              93,524             101,100
Income taxes............................................           7,322             8,849              30,452              35,085
                                                           ---------------   ----------------    ----------------    ---------------
Earnings from continuing operations.....................          15,806            15,513              63,072              66,015
Loss from discontinued operations, net of tax...........             (42)             (672)            (13,684)             (3,619)
                                                           ---------------   ----------------    ----------------    ---------------
Net earnings............................................    $     15,764      $     14,841        $     49,388        $     62,396
                                                           ===============   ================    ================    ===============

Basic net earnings per common share:
     Earnings from continuing operations................    $       0.21      $       0.21        $       0.85        $       0.89
     Loss from discontinued operations, net of tax......             --              (0.01)              (0.18)              (0.05)
                                                           ---------------   ----------------    ----------------    ---------------
Basic net earnings per common share.....................    $       0.21      $       0.20        $       0.67        $       0.84
                                                           ===============   ================    ================    ===============

Diluted net earnings per common share:
     Earnings from continuing operations................    $       0.21      $       0.21        $       0.84        $       0.88
     Loss from discontinued operations, net of tax......             --              (0.01)              (0.18)              (0.05)
                                                           ---------------   ----------------    ----------------    ---------------
Diluted net earnings per common share...................    $       0.21      $       0.20        $       0.66        $       0.83
                                                           ===============   ================    ================    ===============

Basic weighted average shares outstanding...............          74,178            73,902              74,078              74,044
                                                           ===============   ================    ================    ===============
Diluted weighted average shares outstanding.............          75,287            74,673              75,186              75,007
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

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                                 (in thousands)



                                                             Common Stock     Additional                                  Total
                                                        --------------------   Paid-In     Retained      Treasury      Stockholders'
                                                          Shares    Amount     Capital     Earnings       Stock           Equity
                                                        ---------- --------- ------------ ------------ ------------- ---------------
Balance, December 31, 2006 ............................   108,503   $ 1,085   $ 265,122    $ 774,884    $ (554,437)   $  486,654

   Net earnings........................................       --        --          --        49,388           --         49,388
   Purchases of treasury stock.........................       --        --          --           --           (999)         (999)
   Stock options exercised and related tax benefit.....       --        --        2,330          --          2,626         4,956
   Shares issued under employee benefit plans..........       --        --        1,474          --          1,357         2,831
   Nonvested shares awarded under equity
     incentive plans...................................       --        --       (6,799)         --          6,799           --
   Stock-based compensation expense related
     to employee-based equity awards...................       --        --       12,285          --            --         12,285
   Cumulative impact of change in accounting for
     uncertainty in income taxes (Note 9)..............       --        --          --        (1,550)          --         (1,550)
                                                        ---------- --------- ------------ ------------ ------------- ---------------

Balance, September 30, 2007............................   108,503   $ 1,085   $ 274,412    $ 822,722    $ (544,654)   $  553,565
                                                        ========== ========= ============ ============ ============= ===============




            See notes to condensed consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                       39 Weeks Ended
                                                                              ----------------------------------
                                                                               September 30,      September 24,
                                                                                   2007               2006
                                                                              ---------------    ---------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings.......................................................       $  49,388          $  62,396
      Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization...................................          51,225             48,092
         Amortization of intangible assets...............................             382                562
         Stock-based compensation........................................          12,285             16,584
         Other amortization..............................................             250                233
         Deferred income tax benefit.....................................          (5,815)            (8,615)
         Impairment and other restaurant closure costs...................          25,935              6,500
         Loss on disposition of property and equipment...................             686              1,692
         Income tax benefit from stock-based compensation................             456              1,233
      Changes in assets and liabilities, exclusive of effect of
       acquisition:
         Receivables.....................................................           8,470              2,789
         Inventories.....................................................             522             10,031
         Prepaid and other current assets................................            (661)               115
         Accounts payable................................................           3,478            (24,502)
         Accrued expenses and other current liabilities..................         (17,824)           (16,750)
         Loss reserve and unearned premiums related to
           captive insurance subsidiary..................................          (1,154)            (4,210)
         Income taxes....................................................         (13,946)             7,440
         Other non-current liabilities...................................           6,481              7,770
         Other...........................................................          (3,684)            (1,922)
                                                                              ---------------    ---------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES......................         116,474            109,438
                                                                              ---------------    ---------------
  CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment................................         (65,276)           (86,635)
      Change in restricted assets related to captive insurance
       subsidiary........................................................           2,601              4,318
      Acquisition of restaurants.........................................             --              (8,053)
      Proceeds from sale of property and equipment.......................           4,949                281
                                                                              ---------------    ---------------
          NET CASH USED BY INVESTING ACTIVITIES..........................         (57,726)           (90,089)
                                                                              ---------------    ---------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
      Purchases of treasury stock........................................            (999)           (27,528)
      Dividends paid.....................................................         (16,299)           (14,840)
      Issuance of common stock upon exercise of stock options............           4,001              8,814
      Shares issued under employee benefit plans.........................           2,831              3,345
      Excess tax benefits from stock-based compensation..................             499              1,683
      Net debt proceeds (payments).......................................         (52,178)             5,913
                                                                              ---------------    ---------------
         NET CASH USED BY FINANCING ACTIVITIES...........................         (62,145)           (22,613)
                                                                              ---------------    ---------------
  NET DECREASE IN CASH AND CASH EQUIVALENTS..............................          (3,397)            (3,264)
 CASH AND CASH EQUIVALENTS, beginning of period..........................          22,309             13,040
                                                                              ---------------    ---------------
  CASH AND CASH EQUIVALENTS, end of period...............................       $  18,912          $   9,776
                                                                              ===============    ===============



            See notes to condensed consolidated financial statements.

                 APPLEBEE'S INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                   (Unaudited)
                                 (in thousands)

                                                                                            39 Weeks Ended
                                                                                 ------------------------------------
                                                                                  September 30,       September 24,
                                                                                      2007                2006
                                                                                 ----------------    ----------------
SUPPLEMENTAL DISCLOSURES OF CASH
     FLOW INFORMATION:
     Cash paid during the 39 week period for:
       Income taxes........................................................         $    32,256         $    27,699
                                                                                 ================    ================
       Interest............................................................         $     7,862         $     8,938
                                                                                 ================    ================


SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

We issued nonvested shares with grant date fair values of $18,314,000 for the 39 weeks ended September 30, 2007 and nonvested shares of $3,598,000 for the 39 weeks ended September 24, 2006.

We have entered into a rabbi trust agreement to protect the assets of the nonqualified deferred compensation plan for certain of our associates. The plan investments are included in other assets and the offsetting obligation is included in other non-current liabilities in our consolidated balance sheets. We had a non-cash increase in this balance of $781,000 for the 39 weeks ended September 30, 2007 and a non-cash increase of $1,522,000 for the 39 weeks ended September 24, 2006.

We had property and equipment purchases accrued in accounts payable of approximately $13,500,000 as of September 30, 2007 and September 24, 2006.


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

References to the 13 weeks ended September 30, 2007 and September 24, 2006 will be referred to as the "2007 quarter" and the "2006 quarter", respectively. References to the 39 weeks ended September 30, 2007 and September 24, 2006 will be referred to as the "2007 year-to-date period" and the "2006 year-to-date period", respectively.

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

Stock-based compensation expense was $4,604,000 and $5,172,000 for the 2007 quarter and the 2006 quarter, respectively, and $12,285,000 and $16,584,000 for the 2007 year-to-date period and the 2006 year-to-date period, respectively. We granted the following awards which vest on March 1, 2011:

                                                                                 2007
                                                              2007           Year-to-Date
                                                             Quarter            Period
                                                         ----------------  ----------------
Stock Options...........................................         --             79,000
Stock Appreciation Rights ("SARs")......................     113,000           325,000
Nonvested Shares(1).....................................     216,000           728,000
Restricted Stock Units..................................       3,000            10,000

------------
(1) The nonvested share grants include approximately 46,000 and 138,000 shares issued in the 2007 quarter and in the 2007 year-to-date period, respectively, to certain officers which are performance-based. The valuation for these nonvested shares is based upon a Monte Carlo simulation which better represents the characteristics of these grants. The ultimate number of shares of performance-based nonvested shares, if any, that will vest will be dependent upon our total shareholder return in relation to the total shareholder return of a select group of restaurant companies over a four-year period.

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

                                                                                            2007              2006
                                                           2007            2006         Year-to-Date      Year-to-Date
                                                          Quarter         Quarter           Period           Period
                                                      --------------- --------------- ----------------- ----------------
Earnings from continuing operations.................   $  15,806       $  15,513       $   63,072        $   66,015
Loss from discontinued operations, net of tax.......         (42)           (672)         (13,684)           (3,619)
                                                      --------------- --------------- ----------------- ----------------
Net earnings........................................   $  15,764       $  14,841       $   49,388        $   62,396
                                                      =============== =============== ================= ================

Basic weighted average shares outstanding...........      74,178          73,902           74,078            74,044
Dilutive effect of stock options, SARs and other
     equity-based compensation......................       1,109             771            1,108               963
                                                      --------------- --------------- ----------------- ----------------
Diluted weighted average shares outstanding.........      75,287          74,673           75,186            75,007
                                                      =============== =============== ================= ================

Basic net earnings per common share:
   Earnings from continuing operations..............   $    0.21       $    0.21       $     0.85        $     0.89
   Loss from discontinued operations, net of tax....         --            (0.01)           (0.18)            (0.05)
                                                      --------------- --------------- ----------------- ----------------
Basic net earnings per common share.................   $    0.21       $    0.20       $     0.67        $     0.84
                                                      =============== =============== ================= ================

Diluted net earnings per common share:
    Earnings from continuing operations.............   $    0.21       $    0.21       $     0.84        $     0.88
    Loss from discontinued operations, net of tax...         --            (0.01)           (0.18)            (0.05)
                                                      --------------- --------------- ----------------- ----------------
Diluted net earnings per common shares..............   $    0.21       $    0.20       $     0.66        $     0.83
                                                      =============== =============== ================= ================

We excluded stock options and SARs with exercise prices greater than the average market price of our common stock for the applicable periods from the computation of diluted weighted average shares outstanding as the effect would be anti-dilutive. We excluded approximately 4,100,000 and 2,600,000 of these options and SARs from our diluted weighted average share computation for the 2007 quarter and the 2006 quarter, respectively, and approximately 4,000,000 and 3,100,000 of these options and SARs for the 2007 year-to-date period and 2006 year-to-date period, respectively.

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

5.   Restaurant Closures and Impairments

In March 2007, we announced that the Board of Directors had approved management's recommendation to close 24 underperforming restaurants located in 11 states which we determined did not have the potential to deliver acceptable long-term returns on invested capital. We closed 19 restaurants in the first fiscal quarter of 2007 and four restaurants in the second quarter of fiscal 2007, leaving one of the 24 underperforming restaurants still open.

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

In the 2007 quarter and 2007 year-to-date period, we have presented the results of operations for 19 of the closed restaurants as discontinued operations in our condensed consolidated financial statements as required by SFAS No. 144. In addition, we have presented the impairment charge and lease obligations for these restaurants in discontinued operations. Company restaurant sales for the restaurants presented in discontinued operations were $6,458,000 in the 2006 quarter and $7,298,000 and $20,593,000 in the 2007 year-to-date period and 2006 year-to-date period, respectively.

The charges in the 2007 quarter and the 2007 year-to-date period included the following (in thousands):

                                                                            2007 Quarter
                                                              ------------------------------------------
                                                                 Impairment and
                                                                Other Restaurant        Discontinued
                                                                  Closure Costs          Operations
                                                              --------------------  --------------------
Write-down of the carrying value of property and
    equipment and other assets...........................      $         6           $        30
Lease obligation for closed restaurants..................               68                   192
Income from operations for discontinued operations.......               --                   (39)
Loss on sale of property and equipment...................               --                   116
Income tax benefit for discontinued operations...........               --                  (257)
                                                              --------------------  --------------------
Total costs..............................................      $        74           $        42
                                                              ====================  ====================


                                                                      2007 Year-to-Date Period
                                                              ------------------------------------------
                                                                 Impairment and
                                                                Other Restaurant        Discontinued
                                                                  Closure Costs          Operations
                                                              --------------------  --------------------
Write-down of the carrying value of property and
    equipment and other assets...........................      $     3,249           $    11,945
Lease obligation for closed restaurants..................            2,579                 9,243
Other costs..............................................                2                   311
Loss from operations for discontinued operations.........               --                   575
Gain on sale of property and equipment...................               --                  (592)
Income tax benefit for discontinued operations...........               --                (7,798)
                                                              --------------------  --------------------
Total costs..............................................      $     5,830           $    13,684
                                                              ====================  ====================


The current and non-current assets and liabilities of the 19 restaurants that are presented as discontinued operations in the condensed consolidated balance sheet are as follows (in thousands):

                                                                        September 30,          December 31,
                                                                            2007                  2006
                                                                     -------------------   --------------------
Current assets:
    Property and equipment, net(1)..............................      $      4,043          $        --
    Other assets, net(1)........................................               562                   --
    Prepaid income taxes........................................               330                 1,630
                                                                     -------------------   --------------------
Current assets related to discontinued operations...............      $      4,935          $      1,630
                                                                     ===================   ====================
Non-current assets:
    Deferred income taxes.......................................      $      2,558          $      1,099
    Property and equipment, net.................................               --                 17,539
    Other assets, net...........................................               --                  1,067
                                                                     -------------------   --------------------
Non-current assets related to discontinued operations...........      $      2,558          $     19,705
                                                                     ===================   ====================
Current liabilities:
   Accrued expenses and other current liabilities...............      $      1,162          $        --
                                                                     -------------------   --------------------
Current liabilities related to discontinued operations..........      $      1,162          $        --
                                                                     ===================   ====================
Non-current liabilities:
   Other non-current liabilities................................      $      6,367          $        --
                                                                     -------------------   --------------------
Non-current liabilities related to discontinued operations......      $      6,367          $        --
                                                                     ===================   ====================

------------------
(1) In the first quarter of fiscal 2007, we began to actively market property and equipment and other assets. Consequently, we have classified these assets as held for sale.

We had the following activity in our liabilities related to all of the closed restaurants:

                                                         2007 Quarter               2007 Year-to-Date Period
                                               -------------------------------- ---------------------------------
                                                    Lease            Other           Lease            Other
                                                 Obligations         Costs        Obligations         Costs
                                               ---------------- --------------- ---------------- ----------------
Balance, at beginning of period.............     $   10,627       $      173      $      956       $       --
Additions...................................            240               --          11,718              173
Payments....................................           (432)              --          (2,239)              --
                                               ---------------- --------------- ---------------- ----------------
Balance, September 30, 2007.................     $   10,435       $      173      $   10,435       $      173
                                               ================ =============== ================ ================


In the 2006 quarter, we recorded impairment and other restaurant closure costs of $1,900,000, which consisted of an asset impairment charge of approximately $1,000,000 related to the write-down of the carrying value of two restaurants whose carrying amounts were deemed not recoverable and approximately $900,000 write-down of a corporate aircraft. We have presented approximately $600,000 of the impairment and other restaurant closure costs related to the 19 closed restaurants as discontinued operations in our condensed consolidated financial statements.

In the 2006 year-to-date period, we recorded impairment and other restaurant closure costs of $6,500,000 which includes approximately $700,000 related to lease obligations, approximately $4,700,000 related to the write-down of the carrying value of property and equipment and $1,100,000 related to the write-off of lease acquisition costs. We have presented approximately $4,100,000 of the impairment and other restaurant closure costs related to the 19 closed restaurants as discontinued operations in our condensed consolidated financial statements.

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

In the second quarter of fiscal 2007, we sold assets related to two restaurants closed in the first quarter of fiscal 2007 which have been presented as discontinued operations. The gain of approximately $700,000 has been included in our consolidated statement of earnings as discontinued operations in both periods.

7.   Goodwill and Other Intangible Assets

Changes in goodwill are summarized below (in thousands):

                                                                          September 30,        December 31,
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
                                                                         =================   =================

Intangible assets subject to amortization pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets," are summarized below (in thousands):

                                                                  September 30, 2007
                                             --------------------------------------------------------------
                                              Gross Carrying          Accumulated            Net Book
                                                  Amount             Amortization              Value
                                             ------------------    ------------------    ------------------
Amortized intangible assets:
    Franchise interest and rights.......      $        6,371        $      6,303          $         68
    Lease acquisition costs.............               3,430                 834                 2,596
    Noncompete agreement................                 350                 264                    86
                                             ------------------    ------------------    ------------------
Total...................................      $       10,151        $      7,401          $      2,750
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

Intangible   assets  not  subject  to  amortization  are  summarized  below  (in thousands):

                                                                    September 30,           December 31,
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

8.   Captive Insurance Subsidiary

In 2002, we formed Neighborhood Insurance, Inc., a Vermont corporation and a wholly-owned captive insurance subsidiary to provide Applebee's International, Inc. and qualified franchisees with workers' compensation and general liability insurance. Through 2005, Applebee's International, Inc. and covered franchisees made premium payments to the captive insurance company which pays administrative fees and insurance claims, subject to individual and aggregate maximum claim limits under the captive insurance company's reinsurance policies. Franchisee premium amounts billed by the captive insurance company were established based upon third-party actuarial estimates of settlement costs for incurred and anticipated claims and administrative fees. In 2006, we discontinued writing insurance coverage for new or existing participants. Cost of other franchise income includes costs related to the resolution of claims arising from franchisee participation in our captive insurance program. We do not expect franchisee participation in the captive insurance company to have a material impact on our net earnings. Our consolidated balance sheets include the following balances related to the captive insurance subsidiary:

     o Franchise premium receivables of approximately $200,000 and $400,000 as of September 30, 2007 and December 31, 2006, respectively, included in receivables.
     o Cash equivalent and other long-term investments restricted for the payment of claims of approximately $10,000,000 and $12,600,000 as of September 30, 2007 and December 31, 2006, respectively, included in restricted assets related to captive insurance subsidiary.
     o Loss reserve related to captive insurance subsidiary of approximately $8,100,000 and $12,600,000 as of September 30, 2007 and December 31,
          2006, respectively. Approximately $3,200,000 and $6,500,000 for September 30, 2007 and December 31, 2006, respectively, is included in other non-current liabilities.

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

As of September 30, 2007, we have approximately $7,800,000 of unrecognized tax benefits, including approximately $2,500,000 of interest and penalties, which are included in accrued income taxes in the consolidated balance sheet. During the 2007 quarter and the 2007 year-to-date period ended September 30, 2007, we recognized approximately $300,000 and $900,000 in potential interest and penalties associated with uncertain tax positions. The entire balance of unrecognized tax benefits, if recognized, would affect the effective tax rate.

We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statutes of limitations within 12 months of the report date.

10.  Treasury Shares

As of September 30, 2007, we had approximately 33,344,000 shares held in treasury. A reconciliation of our treasury shares for the 2007 year-to-date period is provided below (shares in thousands):

                                                                  Treasury
                                                                   Shares
                                                               ---------------
    Balance as of December 31, 2006........................         34,393
    Purchases of treasury stock............................             42
    Stock options exercised................................           (251)
    Shares issued under employee benefit plans.............           (134)
    Nonvested shares awarded under equity incentive
        plans..............................................           (706)
                                                               ---------------
    Balance as of September 30, 2007.......................         33,344
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

On July 26, 2007, the New Jersey Building Laborers Pension and Annuity Funds filed a putative class action complaint in the Court of Chancery of the State of Delaware for New Castle County against Applebee's International, Inc., its directors, and IHOP Corporation. On September 14, 2007, the plaintiff in this matter filed an amended complaint against the same defendants. The amended complaint alleges, among other things, that the proposed transaction with IHOP is unfair to Applebee's stockholders. As relief, the amended complaint seeks to enjoin the transaction and seeks monetary damages in an unspecified amount. The parties have agreed in principle to a disclosure-based settlement described in a Memorandum of Understanding which was submitted to the Court on October 12, 2007. The proposed settlement is subject to, among other things, confirmatory discovery by plaintiffs, notice to the putative class members and approval by the Court.

We are currently defending a collective action filed under the Fair Labor Standards Act styled Gerald Fast v. Applebee's International, Inc., in which named plaintiffs claim that tipped workers in company restaurants perform excessive amounts of non-tipped work for which they should be compensated at the minimum wage. The court has conditionally certified a nationwide class of servers and bartenders who have worked in company-owned restaurants since June 19, 2004. Unlike a class action, a collective action requires potential class members to "opt in" rather than "opt out." Therefore, the number of class members will not be known until the end of 2007, when the opt in period expires. Conditional certification is granted under a lenient standard and the company will have an opportunity to have the class de-certified following the close of discovery at the end of 2008. The company believes it has strong defenses supporting the de-certification of the class, as well as strong defenses to the substantive claims asserted, and intends to vigorously defend this case. An estimate of the possible loss, if any, or the range of the loss cannot be made and therefore, the Company has not accrued a loss contingency related to this matter.

Lease guarantees and contingencies: In connection with the sale of restaurants to franchisees and other parties, we have, in certain cases, remained contingently liable for the remaining lease payments. As of September 30, 2007, we have outstanding lease guarantees of approximately $13,900,000. In addition, we or our subsidiaries are contingently liable for various leases that we have assigned in connection with the sale of restaurants to franchisees and other parties in the potential amount of $11,100,000. These leases expire at various times with the final lease agreement expiring in 2018. The sale of virtually all of the restaurants involving these lease contingencies occurred prior to the effective date of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of
Indebtedness of Others" ("FIN 45") and, therefore, we were not required to record a liability for these guarantees following the prospective application guidance. The fair value of the few remaining lease guarantees entered into after the date of adoption are immaterial to our condensed consolidated financial statements, thus we did not record a liability related to these contingent lease liabilities as of September 30, 2007 or December 31, 2006.

Franchisee guarantees: In 2004, we arranged for a third-party financing company to provide up to $250,000,000 to qualified franchisees for loans to fund development of new restaurants through October 2007, subject to our approval. We will provide a limited guarantee of 10% of certain loans advanced under this program. We will be released from our guarantee if certain operating results are met after the restaurant has been open for at least two years. As of September 30, 2007, there were loans outstanding to five franchisees for approximately $34,900,000, net of any guarantees in which we were released, under this program. The fair value of our guarantees under this financing program is approximately $100,000 and is recorded in non-current liabilities in our consolidated balance sheet as of September 30, 2007. This program will expire on October 31, 2007.

Severance agreements: We have severance and employment agreements with certain officers providing for severance payments to be made in the event the officer resigns or is terminated not related to a change in control, some of which require payments to be made only if we enforce certain terms in the agreements. If the severance payments had been due as of September 30, 2007, we would have been required to make payments totaling approximately $10,400,000. In addition, we have severance and employment agreements with certain officers which contain severance provisions related to a change in control. The agreements define the circumstances which will constitute a change in control. Those provisions would have required additional aggregate payments of approximately $6,400,000 if such officers had been terminated as of September 30, 2007.

12.  Corporate Headquarters Incentives

During the second quarter of fiscal 2007, we entered into a transaction with the City of Lenexa, Kansas ("City"), to lease the land, building and property and equipment for our new corporate headquarters ("the facility"). The transaction is designed to provide us with property tax exemptions for the facility of up to 90% after the effect of payments in lieu of taxes paid to the City.

In conjunction with the lease, the City will purchase the facility with the proceeds of up to $52 million in Industrial Revenue Bonds ("IRBs") due May 1, 2018 which will be funded periodically during the construction period. Applebee's International, Inc. is the sole purchaser of the IRBs. The City has assigned the lease to the bond trustee for the benefit of the bondholder. As the sole bondholder, in effect, we control the enforcement of the lease against ourselves. During the 2007 year-to-date period, we have funded approximately

$4,500,000 of the IRBs and have included this amount in property and equipment in our consolidated balance sheet. Due to the bargain purchase option contained within the lease, we have classified this amount as a capital lease. As a result of the right to offset, the capital lease obligation and the corresponding bond investments have been offset in the condensed consolidated balance sheet.

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

14.  IHOP Proposed Merger

On July 15, 2007, we entered into a definitive agreement under which IHOP Corp. ("IHOP") will acquire the outstanding stock of the Company for $25.50 per share in cash, representing a total transaction value of approximately $2.1 billion. IHOP plans to fund the majority of the acquisition price through a whole-business securitization of the Applebee's business or will use bridge financing previously committed. The all-cash transaction, which is expected to close by November 29, 2007, is subject to the approval of Applebee's shareholders and customary closing conditions. Applebee's shareholders will vote on October 30, 2007, whether to accept the proposed merger. This transaction represents the culmination of a comprehensive strategic alternatives process announced in February 2007, which was led by the Strategy Committee of our Board of Directors.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introductory Note

On July 15, 2007, we entered into a definitive agreement under which IHOP Corp. ("IHOP") will acquire the outstanding stock of the Company for $25.50 per share in cash, representing a total transaction value of approximately $2.1 billion. IHOP plans to fund the majority of the acquisition price through a whole-business securitization of the Applebee's business or will use bridge financing previously committed. The all-cash transaction, which is expected to close by November 29, 2007, is subject to the approval of Applebee's shareholders and customary closing conditions. Applebee's shareholders will vote on October 30, 2007, whether to accept the proposed merger. This transaction represents the culmination of a comprehensive strategic alternatives process announced in February 2007, which was led by the Strategy Committee of our Board of Directors.

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

Additional Information and Where to Find It

In connection with the proposed transaction, IHOP Corp. and Applebee's International will be filing documents with the Securities and Exchange Commission (the "SEC"), and Applebee's has filed a related definitive proxy statement. Investors and security holders are urged to read the definitive proxy statement because it contains important information about the proposed transaction. Investors and security holders may obtain free copies of the definitive proxy statement and other documents filed with the SEC at the SEC's website at www.sec.gov. In addition, investors and security holders may obtain free copies of the documents filed with the SEC by IHOP Corp. by contacting IHOP Investor Relations at 818-240-6055. Investors and security holders may obtain free copies of the documents filed with the SEC by Applebee's by contacting Applebee's Investor Relations at 913-967-4000. In addition, you may also find information about the merger transaction at www.ihopapplebeesacquisition.com.

Applebee's and their directors and executive officers may be deemed participants in the solicitation of proxies from the stockholders of Applebee's in connection with the proposed transaction. Information regarding the special interests of these directors and executive officers in the proposed transaction is included in the definitive proxy statement of Applebee's described above. Additional information regarding the directors and executive officers of Applebee's is also included in Applebee's proxy statement for its 2007 Annual Meeting of
Stockholders, which was filed with the SEC on April 9, 2007, and the supplemental proxy statement filed on May 1, 2007. These documents are available free of charge at the SEC's website at www.sec.gov and from Investor Relations at IHOP and Applebee's as described above.


General

We operate on a 52 or 53 week fiscal year ending on the last Sunday in December. Our fiscal years and fiscal periods are as follows:

                                                                              Number
          Fiscal Year                       Fiscal Year End                  of Weeks
--------------------------------       --------------------------        -----------------
             2006                          December 31, 2006                    53
             2007                          December 30, 2007                    52
             2008                          December 28, 2008                    52

            Fiscal                                                            Number
            Period                         Fiscal Period End                 of Weeks
--------------------------------       --------------------------        -----------------
         2006 Quarter                     September 24, 2006                    13
         2007 Quarter                     September 30, 2007                    13
   2006 Year-to-date period               September 24, 2006                    39
   2007 Year-to-date period               September 30, 2007                    39

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

Overview

Applebee's International, Inc. and our subsidiaries develop, franchise and operate casual dining restaurants under the name "Applebee's Neighborhood Grill & Bar(R)," which is the largest casual dining concept in the world with over 1,900 system-wide restaurants open as of September 30, 2007(1). The casual dining segment of the restaurant industry is highly competitive and there are many factors that affect our profitability. Our industry is susceptible to changes in economic conditions, trends in lifestyles, fluctuating costs, government regulation, availability of resources and consumer perceptions. When evaluating and assessing our financial performance, we believe there are five key factors:

     o Development - the number of new company and franchise restaurants opened during the period. Our expansion strategy has been to cluster restaurants in targeted markets, thereby increasing consumer awareness and convenience, and enabling us to take advantage of operational, distribution and advertising efficiencies. We currently expect that the Applebee's system will ultimately encompass at least 3,000 restaurants in the United States, as well as the potential for at least 1,000 restaurants internationally. We and our franchisees opened 2 and 14 restaurants in the 2007 quarter, respectively, and opened 12 and 42 restaurants in the 2007 year-to-date period, respectively. During the 2007 quarter, we opened a company-owned restaurant in Shanghai, China.

     o Comparable restaurant sales - a year-over-year comparison of sales for restaurants open at least 18 months. Changes in comparable restaurant sales are driven by changes in the average guest check and/or changes in guest traffic. Average guest check changes result from menu price changes and/or changes in menu mix. The impact of menu price increases on company restaurant sales was approximately 2.7% during both the 2007 quarter and 2007 year-to-date period. Although we may have changes in our average guest check from period to period, our main focus has been increasing guest traffic as we view this component to be more indicative of the long-term health of the Applebee's brand. We are constantly seeking to increase guest traffic by focusing on improving operations and enhancing our menu with new food and beverage offerings including the implementation of programs such as our new lunch menu initiated in February 2007. In the 2007 quarter, company comparable sales decreased 0.2%, while domestic franchise and domestic system-wide comparable sales decreased 0.4% and 0.3%, respectively. In the 2007 year-to-date period, company comparable sales decreased 2.0%, while domestic franchise and domestic system-wide comparable sales decreased 1.7% and 1.8%, respectively. We believe our sales and traffic have been negatively impacted by multiple factors. Lower income households, which represent a significant portion of our guests, have been impacted by higher energy costs and interest rates. The bar and grill category of the restaurant industry has been negatively impacted by dining at home as well as increased trade-down


------------------
(1) Source: Nation's Restaurant News, "Special Report: Top 100," June 25, 2007.

          to quick-service restaurants. In addition, the supply growth of units opened in the category over the last three years has outpaced demand contributing to weaker sales trends.

     o Company restaurant margins - company restaurant sales, less food and beverage, labor, direct and occupancy restaurant costs and pre-opening expenses, expressed as a percentage of company restaurant sales. Company restaurant margins are susceptible to fluctuations in commodity costs, labor costs and other operating costs such as utilities. Company restaurant margins were 9.1% and 11.0% in the 2007 quarter and the 2006 quarter, respectively, and 11.1% and 12.9% in the 2007 year-to-date period and the 2006 year-to-date period, respectively.

     o General and administrative expenses - general and administrative expenses expressed as a percentage of total operating revenues. General and administrative expenses were 11.0% and 11.3% in the 2007 quarter and the 2006 quarter, respectively, and 10.1% and 10.6% in the 2007 year-to-date period and the 2006 year-to-date period, respectively. Stock-based compensation included in general and administrative expenses was 1.4% and 1.6% in the 2007 quarter and the 2006 quarter, respectively, and 1.2% and 1.6% in the 2007 year-to-date period and the 2006 year-to-date period, respectively. We had expenses related to the exploration of strategic alternatives for enhancing shareholder value included in general and administrative expenses of approximately 1.3% and 0.7% in the 2007 quarter and the 2007 year-to-date period, respectively.

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

Captive Insurance Subsidiary

In 2002, we formed Neighborhood Insurance, Inc., a Vermont corporation and a wholly-owned captive insurance subsidiary to provide Applebee's International, Inc. and qualified franchisees with workers' compensation and general liability insurance. Through 2005, Applebee's International, Inc. and covered franchisees made premium payments to the captive insurance company which pays administrative fees and insurance claims, subject to individual and aggregate maximum claim limits under the captive insurance company's reinsurance policies. Franchisee premium amounts billed by the captive insurance company were established based upon third-party actuarial estimates of settlement costs for incurred and anticipated claims and administrative fees. In 2006, we discontinued writing insurance coverage for new or existing participants. Cost of other franchise income includes costs related to the resolution of claims arising from franchisee participation in our captive insurance program. We do not expect franchisee participation in the captive insurance company to have a material impact on our net earnings. Our consolidated balance sheets include the following balances related to the captive insurance subsidiary:

     o Franchise premium receivables of approximately $200,000 and $400,000 as of September 30, 2007 and December 31, 2006, respectively, included in receivables.
     o Cash equivalent and other long-term investments restricted for the payment of claims of approximately $10,000,000 and $12,600,000 as of September 30, 2007 and December 31, 2006, respectively, included in restricted assets related to captive insurance subsidiary.
     o Loss reserve related to captive insurance subsidiary of approximately $8,100,000 and $12,600,000 as of September 30, 2007 and December 31,

          2006,  respectively.   Approximately  $3,200,000  and  $6,500,000  for
          September 30, 2007 and December 31, 2006, respectively, is included in other non-current liabilities.

Results of Operations

The  following  table  contains   information   derived  from  our  consolidated
statements of earnings expressed as a percentage of total operating revenues, except where otherwise noted. Percentages may not add due to rounding.

                                                                                                  2007          2006
                                                                                                Year-to-      Year-to-
                                                                     2007           2006          Date          Date
                                                                    Quarter        Quarter       Period        Period
                                                                 -------------  ------------  ------------- -------------
Operating revenues:
     Company restaurant sales...................................     89.2%          89.3%         89.0%         89.2%
     Franchise royalties and fees...............................     10.6           10.6          10.9          10.6
     Other franchise income.....................................      0.1            0.1           0.1           0.1
                                                                 -------------  ------------  ------------- -------------
        Total operating revenues................................    100.0%         100.0%        100.0%        100.0%
                                                                 =============  ============  ============= =============
Cost of sales (as a percentage of company restaurant sales):
     Food and beverage..........................................     26.7%          26.7%         26.6%         26.6%
     Labor......................................................     35.3           34.4          34.6          33.5
     Direct and occupancy.......................................     28.8           27.6          27.6          26.5
     Pre-opening expense........................................      0.1            0.4           0.2           0.3
                                                                 -------------  ------------  ------------- -------------
        Total cost of sales.....................................     90.9%          89.0%         88.9%         87.1%
                                                                 =============  ============  ============= =============
Cost of other franchise income (as a percentage of other
     franchise income)..........................................     75.2%         187.1%         91.0%        128.5%
General and administrative expenses.............................     11.0           11.3          10.1          10.6
Amortization of intangible assets...............................       --             --            --           0.1
Impairment and other restaurant closure costs...................       --            0.4           0.6           0.2
Loss on disposition of property and equipment...................      0.2            0.2           0.1           0.2
                                                                 -------------  ------------  ------------- -------------
Operating earnings..............................................      7.5            8.3           9.8          11.0
                                                                 -------------  ------------  ------------- -------------
Other income (expense):
     Investment income..........................................      0.2            0.3           0.3           0.1
     Interest expense...........................................     (0.6)          (0.9)         (0.7)         (0.9)
     Other income...............................................       --            0.1            --           0.1
                                                                 -------------  ------------  ------------- -------------
        Total other expense.....................................     (0.4)          (0.6)         (0.4)         (0.7)
                                                                 -------------  ------------  ------------- -------------
Earnings from continuing operations before income taxes.........      7.1            7.8           9.4          10.4
Income taxes....................................................      2.3            2.8           3.1           3.6
                                                                 -------------  ------------  ------------- -------------
Earnings from continuing operations.............................      4.9            4.9           6.4           6.8
Loss from discontinued operations, net of tax...................       --           (0.2)         (1.4)         (0.4)
                                                                 -------------  ------------  ------------- -------------
Net earnings....................................................      4.9%           4.7%          5.0%          6.4%
                                                                 =============  ============  ============= =============

The  following  table  sets  forth  certain  financial   information  and  other
restaurant data relating to company and franchise restaurants, as reported to us by franchisees:

                                                                                            2007             2006
                                                        2007              2006          Year-to-Date     Year-to-Date
                                                       Quarter           Quarter           Period           Period
                                                    --------------    -------------    --------------   --------------
Number of restaurants:
     Company:
         Beginning of period.....................           508              507              521               486
         Restaurant openings.....................             2                6               12                25
         Restaurant closings.....................           --                (1)             (23)               (3)
         Restaurants acquired from franchisees...           --               --               --                  4
                                                    --------------    -------------    --------------   --------------
         End of period...........................           510              512              510               512
                                                    --------------    -------------    --------------   --------------
     Franchise:
         Beginning of period.....................         1,435            1,353            1,409             1,318
         Restaurant openings.....................            14               22               42                67
         Restaurant closings.....................            (6)              (3)              (8)               (9)
         Restaurants acquired by franchisor......           --               --               --                 (4)
                                                    --------------    -------------    --------------   --------------
         End of period...........................         1,443            1,372            1,443             1,372
                                                    --------------    -------------    --------------   --------------
     Total:
         Beginning of period.....................         1,943            1,860            1,930             1,804
         Restaurant openings.....................            16               28               54                92
         Restaurant closings.....................            (6)              (4)             (31)              (12)
                                                    --------------    -------------    --------------   --------------
         End of period...........................         1,953            1,884            1,953             1,884
                                                    ==============    =============    ==============   ==============
Weighted average weekly sales per restaurant:
         Company(1)..............................    $   43,720        $  43,331        $  44,501        $   45,527
         Domestic franchise......................    $   46,928        $  47,516        $  48,993        $   50,394
         Domestic total..........................    $   46,046        $  46,327        $  47,744        $   49,011
Change in comparable restaurant sales:(2)
         Company(3)..............................          (0.2)%           (1.7)%           (2.0)%            (0.8)%
         Domestic franchise......................          (0.4)%           (2.5)%           (1.7)%            (0.4)%
         Domestic total..........................          (0.3)%           (2.3)%           (1.8)%            (0.5)%
Total operating revenues (in thousands):
         Company restaurant sales(4).............    $  288,861        $ 280,480        $ 883,128        $  870,372
         Franchise royalties and fees(5).........        34,357           33,340          107,651           103,581
         Other franchise income(6)...............           475              371            1,209             1,355
                                                    --------------    -------------    --------------   --------------
         Total...................................    $  323,693        $ 314,191        $ 991,988        $  975,308
                                                    ==============    =============    ==============   ==============

------------------
(1) Includes restaurants presented as discontinued operations. Excluding the restaurants presented as discontinued operations, company average weekly sales were $43,720 and $43,997 in the 2007 quarter and the 2006 quarter, respectively, and $44,763 and $46,225 in the 2007 year-to-date period and the 2006 year-to-date period, respectively.
(2) When computing comparable restaurant sales, restaurants open for at least 18 months are compared from period to period.
(3) Includes restaurants presented as discontinued operations. Excluding the restaurants presented as discontinued operations, company comparable restaurant sales were (0.2)% and (1.6)% in the 2007 quarter and the 2006 quarter, respectively, and (2.0)% and (0.7)% in the 2007 year-to-date period and the 2006 year-to-date period, respectively.
(4) Excludes restaurants presented as discontinued operations. Sales for these restaurants, in thousands, were $6,458 in the 2006 quarter and $7,298 and $20,593 in the 2007 year-to-date period and the 2006 year-to-date period, respectively.
(5) Franchise royalties are generally 4% of each franchise restaurant's reported monthly gross sales. Reported unaudited franchise sales, in thousands, were $865,484 and $830,458 in the 2007 quarter and the 2006 quarter, respectively, and $2,681,427 and $2,594,659 in the 2007 year-to-date period and the 2006 year-to-date period, respectively. Franchise fees typically are $35,000 for each restaurant opened.
(6) Other franchise income includes revenue from information technology products and services provided to certain franchisees.

2007 Quarter Compared With 2006 Quarter and 2007 Year-to-Date Period Compared With 2006 Year-to-Date Period

Company Restaurant Sales. Total company restaurant sales increased $8,381,000 (3%) from $280,480,000 in the 2006 quarter to $288,861,000 in the 2007 quarter and increased $12,756,000 (1%) from $870,372,000 in the 2006 year-to-date period to $883,128,000 in the 2007 year-to-date period. The percentage increase in total company restaurant sales was due to an increase in the number of restaurant weeks open of approximately 4% in the 2007 quarter and 5% in the 2007 year-to-date period, excluding the 19 restaurants which have been presented as discontinued operations. The increase in both periods was partially offset by a decline in average weekly sales for restaurants presented in continuing operations.

Comparable restaurant sales at company restaurants decreased by 0.2% and 2.0% in the 2007 quarter and the 2007 year-to-date period, respectively. Weighted average weekly sales at company restaurants increased 0.9% from $43,331 in the 2006 quarter to $43,720 in the 2007 quarter and decreased 2.3% from $45,527 in the 2006 year-to-date period to $44,501 in the 2007 year-to-date period. Average weekly sales were negatively impacted by declines in guest traffic of approximately 4.2% in both the 2007 quarter and the 2007 year-to-date period, as well as the underperformance of restaurants open less than 18 months. In addition, both periods were favorably impacted by a higher guest check related to our menu promotions and menu price increases of approximately 2.7%.

Franchise Royalties and Fees. Franchise royalties and fees increased $1,017,000 (3%) from $33,340,000 in the 2006 quarter to $34,357,000 in the 2007 quarter and increased $4,070,000 (4%) from $103,581,000 in the 2006 year-to-date period to $107,651,000 in the 2007 year-to-date period due primarily to the increased number of franchise restaurants operating during both periods as compared to the prior year. Domestic franchise weighted average weekly sales and comparable restaurant sales decreased 1.2% and 0.4%, respectively, in the 2007 quarter and decreased by 2.8% and 1.7%, respectively, in the 2007 year-to-date period.

Cost of Company Restaurant Sales. Food and beverage costs were 26.7% in both the 2006 quarter and the 2007 quarter and were 26.6% in both the 2006 year-to-date period and the 2007 year-to-date period. Food and beverage costs were unfavorably impacted in both periods by a shift in menu mix and higher food costs related to our menu promotions which were offset by menu price increases of approximately 2.7% in both the 2007 quarter and the 2007 year-to-date period. We currently expect net commodity costs to increase by approximately 1% in 2007.

Labor costs increased from 34.4% in the 2006 quarter to 35.3% in the 2007 quarter and increased from 33.5% in the 2006 year-to-date period to 34.6% in the 2007 year-to-date period due primarily to higher restaurant management salaries and hourly wage rates including the impact of state minimum wage rate increases, and higher vacation expense which was partially offset by better management of hourly staffing. In addition, the 2007 quarter was unfavorably impacted by higher group insurance expense and higher restaurant management incentive compensation. We currently expect labor costs to continue to be negatively impacted by recently enacted state hourly minimum wage increases in 2007.

Direct and occupancy costs increased from 27.6% in the 2006 quarter to 28.8% in the 2007 quarter and increased from 26.5% in the 2006 year-to-date period to 27.6% in the 2007 year-to-date period due primarily to lower sales volumes at company restaurants which resulted in unfavorable year-over-year comparisons for depreciation and rent, as a percentage of sales, due to their relatively fixed nature as well as higher repairs and maintenance, utilities and credit card usage expense. In addition, the 2007 quarter was unfavorably impacted by higher advertising expenses, as a percentage of sales and the 2007-year-to-date period was favorably impacted by lower kitchen and dining supplies expense.

General and Administrative Expenses. General and administrative expenses decreased from 11.3% in the 2006 quarter to 11.0% in the 2007 quarter and decreased from 10.6% in the 2006 year-to-date period to 10.1% in the 2007 year-to-date period due primarily to lower stock-based compensation which decreased $600,000 in the 2007 quarter and $4,000,000 in the 2007 year-to-date period as well as the favorable impact of a $1,500,000 legal expense recorded in the third quarter of fiscal 2006 related to the settlement of a California wage and hour lawsuit. The decrease was partially offset by expenses related to the exploration of strategic alternatives for enhancing shareholder value in both periods, as well as expenses in the 2007 year-to-date period related to a proxy contest, which totaled approximately $4,000,000 in the 2007 quarter and approximately $7,500,000 in the 2007 year-to-date period.

Impairment and Other Restaurant Closure Costs. Impairment and other restaurant closure costs decreased from $1,296,000 in the 2006 quarter to $74,000 in the 2007 quarter and increased from $2,416,000 in the 2006 year-to-date period to
$5,830,000 in the 2007 year-to-date period. The increase in the 2007 year-to-date period was due to the decision to close 24 underperforming restaurants as discussed below.

In March 2007, we announced that the Board of Directors had approved management's recommendation to close 24 underperforming restaurants located in 11 states which we determined did not have the potential to deliver acceptable long-term returns on invested capital. We closed 19 restaurants in the first fiscal quarter of 2007 and four restaurants in the second quarter of fiscal 2007, leaving one of the 24 underperforming restaurants still open.

Investment Income. Investment income decreased from $885,000 in the 2006 quarter to $746,000 in the 2007 quarter and increased from $1,345,000 in the 2006 year-to-date period to $2,753,000 in the 2007 year-to-date period. The increase in the 2007 year-to-date period was due primarily to an increase in the return on investments in our deferred compensation plan investments.

Interest Expense. Interest expense decreased from $2,970,000 in the 2006 quarter to $1,945,000 in the 2007 quarter and from $8,509,000 in the 2006 year-to-date period to $6,670,000 in the 2007 year-to-date period due to a decrease in the amount of borrowings outstanding under our revolving credit facility.

Income Taxes. The effective income tax rate, as a percentage of earnings from continuing operations before income taxes, decreased from 36.3% in the 2006 quarter to 31.7% in the 2007 quarter and decreased from 34.7% in the 2006 year-to-date period to 32.6% in the 2007 year-to-date period due to the impact of discontinued operations, the impact of higher tax credits related to the construction of our new corporate headquarters and higher employment credits all of which were over a lower taxable income base as compared to 2006.

Earnings from Continuing Operations. Earnings from continuing operations increased $293,000 (2%) from $15,513,000 in the 2006 quarter to $15,806,000 in the 2007 quarter and  decreased  $2,943,000  (4%) from  $66,015,000  in the 2006 year-to-date period to $63,072,000 in the 2007 year-to-date period. The decrease in the 2007 year-to-date period was due primarily to impairment and other restaurant closure costs of approximately $5,800,000 incurred in the 2007 year-to-date period related to four restaurants closed which have been presented in continuing operations.

Loss from Discontinued Operations, Net of Tax. The loss from discontinued operations decreased $630,000 from a loss of $672,000 in the 2006 quarter to a loss of $42,000 in the 2007 quarter and increased $10,065,000 from a loss of $3,619,000 in the 2006 year-to-date period to a loss of $13,684,000 in the 2007 year-to-date period. The decrease in the loss in the 2007 quarter was due to the write down of the carrying value of property and equipment in the 2006 quarter which has been presented as discontinued operations. The increase in the loss in the 2007 year-to-date period was due primarily to a write-down of the carrying value of property and equipment and other assets of approximately $11,900,000, lease obligations for closed restaurants and other costs of approximately $9,600,000, loss from restaurant operations of approximately $600,000 and a gain on the sale of property and equipment of approximately $600,000 (approximately $13,700,000 net of tax for all items) which are related to the 19 restaurants presented as discontinued operations.

Net Earnings. Net earnings increased $923,000 (6%) from $14,841,000 in the 2006 quarter to $15,764,000 in the 2007 quarter and decreased $13,008,000 (21%) from $62,396,000 in the 2006 year-to-date period to $49,388,000 in the 2007 year-to-date period. The decrease in the 2007 year-to-date period was due primarily to discontinued operations of approximately $13,700,000, net of tax, and impairment and other restaurant closure costs of approximately $5,800,000 incurred related to the decision to close 24 restaurants.

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

                                                                  2007               2006
                                                              Year-to-Date       Year-to-Date
                                                                 Period             Period
                                                           ------------------ ------------------
Net cash provided by operating activities..........         $   116,474        $   109,438

Net cash used by investing activities..............             (57,726)           (90,089)

Net cash used by financing activities..............             (62,145)           (22,613)
                                                           ------------------ ------------------
Net decrease in cash and cash equivalents..........         $    (3,397)       $    (3,264)
                                                           ================== ==================


Capital expenditures were $65,276,000 in the 2007 year-to-date period and $86,635,000 in the 2006 year-to-date period.

Excluding costs related to the construction of our new corporate headquarters, capital expenditures are expected to be between $60,000,000 and $70,000,000 in 2007 and will primarily be for the development of new restaurants, refurbishment and capital replacement for existing restaurants and the enhancement of information systems. Costs for the new corporate headquarters are expected to be approximately $35,000,000 in 2007. We intend to enter into a sale-leaseback transaction  with  respect  to the  new  headquarters  upon  its  completion  or thereafter, depending upon market conditions. We currently expect to open between 13 and 15 company restaurants in 2007. We expect to continue to purchase a portion of our restaurant sites; however the amount of actual capital expenditures will be dependent upon, among other things, the proportion of leased versus owned properties. If we construct more or fewer restaurants than we currently anticipate, or acquire additional restaurants, our capital requirements will increase or decrease accordingly.

In January 2006, we completed the acquisition of four Applebee's restaurants in the Houston area for approximately $8,100,000 in cash.

In December 2006, we entered into a five-year revolving credit facility. The terms of the bank credit agreement provide for $400,000,000 in unsecured revolving credit as well as an additional $200,000,000 of revolving credit upon satisfaction of the conditions set forth in the credit facility. The facility is subject to various covenants and restrictions which, among other things, require the maintenance of stipulated fixed charge and leverage ratios, as defined. There is no limit on cash dividends or repurchases of our common stock provided the declaration and payment of such dividend or repurchase of stock does not cause a default of any other covenant contained in the agreement. The facility is subject to other standard terms, conditions, covenants and fees. As of
September 30, 2007, we were in compliance with the covenants contained in our credit agreement. We had borrowings of $118,000,000, standby letters of credit of approximately $20,300,000 outstanding and approximately $261,700,000 available under our revolving credit facility as of September 30, 2007.

In November 2006, with approximately $100,000,000 of a previous authorization remaining, our Board of Directors authorized additional repurchases of our common stock of up to $150,000,000, subject to market conditions, for a total of approximately $250,000,000 in authorized repurchases. During the 2007 year-to-date period, we repurchased 42,000 shares of our common stock at an average price of $23.93 for an aggregate cost of approximately $1,000,000. As of September 30, 2007, we had approximately $239,400,000 remaining under our repurchase authorizations.

In December 2006, the Board of Directors declared an annual dividend of $0.22 per share payable to shareholders of record on December 22, 2006. We paid approximately $16,300,000 in January 2007 related to this dividend. We are precluded from stock repurchases and the payment of any dividends under the terms of the agreement with IHOP.

As of September 30, 2007, our liquid assets totaled $19,211,000. These assets consisted of cash and cash equivalents in the amount of $18,912,000 and short-term investments in the amount of $299,000.

Historically, we operate with working capital deficits as we carry low levels of accounts receivable and most of our revenues are received in cash or credit cards at the time of sale. We have used this cash to purchase property and equipment, repurchase our common stock and pay down long-term debt, all of which are non-current in nature. The working capital deficit decreased from $81,626,000 as of December 31, 2006 to $48,467,000 as of September 30, 2007.
This decrease resulted primarily from a combination of factors which included decreases in receivables and accrued dividends, an increase in accounts payable, payments on debt, the reclassification of certain property and equipment to assets held for sale, and higher redemption of gift cards as compared to the sales of gift cards.

We believe that our liquid assets and cash generated from operations, combined with available borrowings, will provide sufficient funds for operating activities, capital expenditures, currently approved repurchases of our common stock and the payment of dividends for at least the next 12 months and thereafter for the foreseeable future.

The following table shows our debt amortization schedule, future capital lease commitments (including principal and interest payments), future operating lease commitments and future purchase obligations as of September 30, 2007 (in thousands):

                                                                           Payments due by period
                                                   ----------------------------------------------------------------------
                        Certain                                    Less than 1       1-3          3-5       More than 5
              Contractual Obligations(1)               Total           year         years        years         years
      -------------------------------------------- -------------  ------------- ------------- ------------ -------------
      Long-term Debt (excluding capital
         lease obligations) (2)..................    $  119,225     $       42    $       97    $ 118,116    $      970
      Capital Lease Obligations..................         6,924            843         1,776        1,785         2,520
      Operating Leases (3).......................       403,243         30,571        60,007       58,948       253,717
      Purchase Obligations - Company(4)..........       116,982         92,123        24,859          --            --
      Purchase Obligations - Franchise(5)........       270,851        200,513        70,338          --            --

------------------
(1) This amount excludes approximately $7,800,000 of unrecognized tax benefits due to the uncertainty related to the timing of any payments.
(2) The amounts for long-term debt are primarily borrowings under our revolving credit facility and exclude interest payments which are variable in nature.
(3) The amounts for operating leases include option periods where failure to exercise such options would result in an economic penalty such that the renewal appears reasonably assured.
(4) The amounts for company purchase obligations include commitments for food items, energy, supplies, and other miscellaneous commitments.
(5) The amounts for franchise purchase obligations include commitments for food items and supplies made by us for our franchisees. We contract with certain suppliers to ensure competitive pricing. These amounts will only be payable by us if our franchisees do not meet certain minimum contractual requirements.

Other Contractual Obligations

In June 2007, we entered into a capital lease with the City of Lenexa, Kansas in association with the development of our new corporate headquarters. As of September 30, 2007, our lease obligation is $4,500,000. In accordance with Financial Accounting Standards Board ("FASB") Interpretation Number 39, "Offsetting of Amounts Related to Certain Contracts" ("FIN 39"), our lease obligation has been offset against $4,500,000 of related industrial revenue bonds issued by the City of Lenexa, Kansas and purchased by us.

In connection with the sale of restaurants to franchisees and other parties, we have, in certain cases, remained contingently liable for the remaining lease payments. As of September 30, 2007, we have outstanding lease guarantees of approximately $13,900,000. In addition, we or our subsidiaries are contingently liable for various leases that we have assigned in connection with the sale of restaurants to franchisees and other parties in the potential amount of $11,100,000. These leases expire at various times with the final lease agreement expiring in 2018. The sale of virtually all of the restaurants involving these lease contingencies occurred prior to the effective date of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45") and, therefore, we were not required to record a liability for these guarantees following the prospective application guidance. The fair value of the few remaining lease guarantees entered into after the date of adoption are immaterial to our consolidated financial statements, thus we did not record a liability related to these contingent lease liabilities as of September 30, 2007 or December 31, 2006.

In 2004, we arranged for a third-party financing company to provide up to $250,000,000 to qualified franchisees for loans to fund development of new restaurants through October 2007, subject to our approval. We will provide a limited guarantee of 10% of certain loans advanced under this program. We will be released from our guarantee if certain operating results are met after the restaurant has been open for at least two years. As of September 30, 2007, there were loans outstanding to five franchisees for approximately $34,900,000, net of any guarantees in which we were released, under this program. The fair value of our guarantees under this financing program is approximately $100,000 and is recorded in non-current liabilities in our consolidated balance sheet as of September 30, 2007. This program will expire on October 31, 2007.

We have severance and employment agreements with certain officers providing for severance payments to be made in the event the officer resigns or is terminated not related to a change in control, some of which require payments to be made only if we enforce certain terms in the agreements. If the severance payments had been due as of September 30, 2007, we would have been required to make payments totaling approximately $10,400,000. In addition, we have severance and employment agreements with certain officers which contain severance provisions related to a change in control. The agreements define the circumstances which will constitute a change in control. Those provisions would have required additional aggregate payments of approximately $6,400,000 if such officers had been terminated as of September 30, 2007.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from fluctuations in interest rates and changes in commodity prices. Our revolving credit facility bears interest at either the bank's prime rate or LIBOR plus 0.45%, at our option. As of September 30, 2007, the total amount of debt subject to interest rate fluctuations was $118,000,000, which was outstanding on our revolving credit facility. A 1% change in interest rates would result in an increase or decrease in interest expense of approximately $1,200,000 per year. We may from time to time enter into interest rate swap agreements to manage the impact of interest rate changes on our earnings. A substantial portion of the food products and utilities we purchase are subject to price volatility due to factors that are outside of our control such as weather, seasonality and fuel costs. As part of our strategy to moderate this volatility, we have entered into fixed price purchase commitments.

Item 4.       Controls and Procedures

As of September 30, 2007, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective.

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

On July 26, 2007, the New Jersey Building Laborers Pension and Annuity Funds filed a putative class action complaint in the Court of Chancery of the State of Delaware for New Castle County against Applebee's International, Inc., its directors, and IHOP Corporation. On September 14, 2007, the plaintiff in this matter filed an amended complaint against the same defendants. The amended complaint alleges, among other things, that the proposed transaction with IHOP is unfair to Applebee's stockholders. As relief, the amended complaint seeks to enjoin the transaction and seeks monetary damages in an unspecified amount. The parties have agreed in principle to a disclosure-based settlement described in a Memorandum of Understanding which was submitted to the Court on October 12, 2007. The proposed settlement is subject to, among other things, confirmatory discovery by plaintiffs, notice to the putative class members and approval by the Court.

We are currently defending a collective action filed under the Fair Labor Standards Act styled Gerald Fast v. Applebee's International, Inc., in which named plaintiffs claim that tipped workers in company restaurants perform excessive amounts of non-tipped work for which they should be compensated at the minimum wage. The court has conditionally certified a nationwide class of servers and bartenders who have worked in company-owned restaurants since June 19, 2004. Unlike a class action, a collective action requires potential class members to "opt in" rather than "opt out." Therefore, the number of class members will not be known until the end of 2007, when the opt in period expires. Conditional certification is granted under a lenient standard and the company will have an opportunity to have the class de-certified following the close of discovery at the end of 2008. The company believes it has strong defenses supporting the de-certification of the class, as well as strong defenses to the substantive claims asserted, and intends to vigorously defend this case. An estimate of the possible loss, if any, or the range of the loss cannot be made and therefore, the Company has not accrued a loss contingency related to this matter.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2006 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2007, except as listed below.

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

Failure to comply with the various federal and state labor laws pertaining to minimum wage, overtime pay, meal and rest breaks, unemployment tax rates, workers' compensation rates, citizenship or residency requirements, child labor requirements and sales taxes may have a material adverse effect on our business or operations. In particular, we are party to a number of employment-related and wage-related lawsuits, including a collective action suit filed in July 2006 in a U.S. federal court in Missouri relating to minimum wage and tip credit for past and present servers and bartenders of our restaurants whose minimum wage calculation included "tip credit". The plaintiffs allege, among other things, that Applebee's International, Inc. violated the Fair Labor Standards Act of 1938 by failing to pay the legally mandated minimum wage for work such as general preparation or maintenance work, for which the employees did not earn tips. We are actively defending against the case, and intend to seek decertification of the class, which is expected to be heard in early 2009 following discovery proceedings. Since the case is at a very preliminary stage, we cannot currently make an estimate as to the chance of success for the plaintiffs or the magnitude of our liability associated with the case, if the class is not decertified and is decided against Applebee's International, Inc. If the case is decided against us, significant changes to the timekeeping systems of our restaurants or increases in employee wage rates may be required. If we incur losses as a result of employment liabilities, our business and operations will be adversely affected.

Further,   employee  claims  based  on,  among  other  things,   discrimination,
harassment or wrongful termination may divert our financial and management resources and adversely affect our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities.

                                        Purchases of Equity Securities(1)
-------------------------------------------------------------------------------------------------------------------
                                        (a)           (b)                (c)                        (d)
---------------------------------- -------------- ----------- ------------------------- ---------------------------
                                                                                          Maximum Dollar Value of
                                                    Average    Total Number of Shares      Shares that May Yet Be
                                    Total Number     Price      Purchased as Part of         Purchased Under the
                                      of Shares     Paid Per     Publicly Announced           Plans or Programs
           Period                     Purchased      Share        Plans or Programs             (in thousands)
---------------------------------- -------------- ----------- ------------------------- ---------------------------
July 2, 2007 through
July 29, 2007                            --           --                  --                     $239,446
---------------------------------- -------------- ----------- ------------------------- ---------------------------
July 30, 2007 through
August 26,                               --           --                  --                     $239,446
---------------------------------- -------------- ----------- ------------------------- ---------------------------
August 27, 2007 through
September 30, 2007                       --           --                  --                     $239,446
---------------------------------- -------------- ----------- ------------------------- ---------------------------
           Total                         --                               --
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

                             APPLEBEE'S INTERNATIONAL, INC.
                             (Registrant)



Date: October 29, 2007       By:  /s/    David L. Goebel
     -------------------        ------------------------------------------------
                                 David L. Goebel
                                 Director, President and Chief Executive Officer (principal executive officer)

Date: October 29, 2007       By:  /s/    Steven K. Lumpkin
     ------------------         ------------------------------------------------
                                 Steven K. Lumpkin
                                 Director, Executive Vice President,
                                 Chief Financial and Strategy Officer
                                 (principal financial officer)

Date: October 29, 2007       By:  /s/    Beverly O. Elving
     ------------------         ------------------------------------------------
                                 Beverly O. Elving
                                 Vice President and Controller
                                 (principal accounting officer)

                         APPLEBEE'S INTERNATIONAL, INC.
                                  EXHIBIT INDEX


Exhibit
Number                         Description of Exhibit
-----------     ----------------------------------------------------------------

      2.1 Agreement and Plan of Merger dated July 15, 2007, among IHOP Corp., CHLH Corp. and Applebee's International, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K filed July 18, 2007).

     31.1       Certification  of Chief Executive  Officer  Pursuant to SEC Rule
                13a-14(a).

     31.2       Certification  of Chief  Financial Officer  Pursuant to SEC Rule
                13a-14(a).

     32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.